Form 10-K405
period 1994-12-31
DIXIE NATIONAL CORP
filed 1995-04-03
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                            ---------------

                               FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994
                                              OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from January 1 to December 31, 1994

                     Commission file number 0-3296

                      DIXIE NATIONAL CORPORATION
          (Exact name of registrant as specified in its charter)

                  MISSISSIPPI         64-0440887
(State or other jurisdiction       (I.R.S. employer
of incorporation or organization)  identification no.)

3760 I-55 North                                           39211-6323
P.O. Box 22587, Jackson, Mississippi                      39225-2587
(Address of principal executive offices)                  (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  601-982-8210

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             Common Capital Stock par value $1 per share
                          (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1995, 8,394,973 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing average of the bid and asked prices on the over-the-counter market) of Dixie National Corporation held by nonaffiliates was approximately $7,765,350.

                  Documents Incorporated By Reference
                                None

                                   PART I

ITEM 1 - BUSINESS

(a)  General Development of Business

         Dixie National Corporation (Corporation) was organized in 1966 as a Mississippi corporation. It is an insurance holding company primarily engaged in the life insurance business through its 99.3% owned subsidiary, Dixie National Life Insurance Company (Dixie Life), a Mississippi corporation organized in 1965. The term "Company" as used herein includes the Corporation, Dixie Life and the Corporation's other subsidiaries, as the context indicates.

         Virtually all of the Company's consolidated revenues are represented by premium income and net investment income generated in Dixie Life's insurance operations. For the year ended December 31, 1994, the Company had total revenues of $11,651,343 and a net loss of $2,554,729. The Corporation's financial condition is dependent upon the operations of Dixie Life, as well as on Dixie Life's ability to transfer funds to the Corporation to meet expenses, debt service requirements and other financial needs of the Corporation. In that regard, provisions of the Mississippi insurance law impose restrictions upon the transfer of funds from an insurance company subsidiary, such as Dixie Life, to a parent stockholder, such as the Corporation.

        The Corporation has signed a Letter of Intent to sell Dixie Life to Standard Management Corporation, an Indiana corporation (SMC). As more fully discussed under "Recent Developments" below, this transaction (SMC Transaction), if completed, provides for the satisfaction of substantially all of the Corporation's debt, including a $3,689,000 Term Loan due March 31, 1995 held by a subsidiary of SMC and $1,720,000 in Subordinated Convertible Notes of the Corporation due May 1, 1995 (Convertible Notes). The SMC Transaction also would significantly change the nature of the Corporation's business, including its dependence on receipt of funds from a regulated subsidiary. For further information, see "(c) Narrative Description of Business," below, "Item 7
- -Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 2 and 9 of Notes to Consolidated Financial Statements.

         All of the shares of Dixie Life owned by the Corporation are pledged as collateral under the Term Loan, and the holders of the Convertible Notes also have a security interest in those shares.

Recent Developments

   Proposed Sale of Dixie National Life Insurance Company and Satisfaction of Indebtedness

                    On March 6, 1995, the Corporation entered into a Letter of Intent with SMC to sell to SMC all of the capital stock of Dixie Life which the Corporation owns. Dixie Life represents 94% of the consolidated assets and substantially all of the consolidated operations of the Corporation.

            At closing SMC will cancel the Term Loan obligation, assume the Corporation's indebtedness of $1,720,000 under the Convertible Notes due May 1, 1995, pay the Corporation $2,500,000 in cash and issue to the Corporation SMC common shares equal to $500,000 valued at the average trading price of SMC's shares for the five days prior to closing. The Corporation will also receive the first $175,000 of agent advances that Dixie Life collects after closing. These payments constitute a selling price of at least $8,408,746 and up to $8,583,746 if agent advances equal at least $175,000 at closing and at least $175,000 is subsequently collected. Agent advances, net of allowance for doubtful accounts at December 31, 1994, were approximately $270,000. The selling price will be adjusted by the change in Dixie Life's capital and surplus and asset valuation reserve between December 31, 1994 and closing. In addition, Dixie Life will continue to pay $15,000 per month rent to Vanguard, Inc. (Vanguard), a wholly-owned subsidiary of the Corporation through the December 31, 1996 expiration of an existing lease on the office building occupied by the Corporation and Dixie Life.


                   Although the SMC Transaction provides means to satisfy the Convertible Subordinated Notes at closing, such notes are due before the anticipated closing date and there are no assurances that the Corporation will be able to extend such notes beyond their May 1, 1995 maturity, or effect any alternative accommodations. However, management is exploring several options and believes that the Convertible Notes will be satisfied or extended at their due date.

               Except as to the extension of the due date of the Term Loan, a prohibition against the Corporation negotiating with other parties and certain other customary provisions, the Letter of Intent is not binding and is subject to a Definitive Purchase Agreement which the parties intend to sign before April 1, 1995. The Definitive Purchase Agreement will contain usual and customary conditions, including, among others, the receipt of all required regulatory approvals and approval of the transaction by the shareholders of the Corporation at a meeting to be held on or before August 1, 1995. There is no assurance that the SMC Transaction will be consummated. As previously reported, in the first quarter of 1994, the Corporation reached an agreement in principle for the acquisition of the Corporation by SMC in a tax-free merger. A definitive Merger Agreement among the Corporation, SMC and an SMC affiliate was executed June 8, 1994. On August 1, 1994, the Corporation terminated the Merger Agreement as a result of SMC's failure to meet certain conditions of the Merger Agreement. On November 7, 1994, Standard Life Insurance Company of Indiana, a subsidiary of SMC, purchased the Term Loan from the bank which previously held the note.

               Sale of Common Stock

               The   Corporation   entered  into  an  agreement  with  Universal
Management Services, a Nevada corporation (UMS), as of October 27, 1994 (UMS Agreement). The UMS Agreement provides that UMS will use its best efforts to assist the Corporation in locating potential investors for its Common Stock in non-U.S. markets pursuant to Regulation S of the Securities Act of 1933. On November 29, 1994, with such assistance, the Corporation sold 2,000,000 shares of its Common Stock for which it received 1,230,770 shares of Alanco Environmental Resources, Inc. (Alanco) common stock (November Transaction). The Alanco shares had an aggregate market value of $2,000,000 on November 29, 1994 (see Note 3 of Notes to Consolidated Financial Statements). Alanco is principally engaged in the manufacture and marketing of a pollution control device sold in domestic and foreign markets.

             The UMS Agreement also gave UMS the right to assist the Corporation in placing an additional 4,425,000 shares of its Common Stock, as previously described in the Corporation's Form 10-Q for the nine months ended September 30, 1994. In light of the SMC Transaction among other factors the Corporation and UMS have agreed to amend and restate the UMS Agreement on the basis described below. A copy of the amended and restated UMS Agreement is expected to be filed as an exhibit to a Form 8-K current report of the Corporation shortly.

            Under the amended and restated UMS Agreement, UMS has the right to use its best efforts to assist the Corporation in placing up to 12,500,000 additional shares of the Corporation's Common Stock in non-U.S. markets, pursuant to Regulation S. The Corporation expects to:

                  1. Issue 2,000,000 shares of its Common Stock in exchange for 16% of the outstanding common shares of Phoenix Medical Management, Inc. (PMM), an Arizona corporation.

                  2. If the acquisition of the 16% interest is completed, issue 100,000 of its Common Stock for an option to acquire the remaining 84% of the common shares of PMM for 10,400,000 shares of the Corporation's Common Stock.

                  3. Purchase from PMM three specialized health care facilities for approximately $700,000 in cash. The funds for this transaction are expected to be obtained through the placement, with the assistance of UMS, but outside of the UMS Agreement, of approximately 700,000 shares of the Corporation's Common Stock under Regulation S.

           PMM was formed in November 1993 to engage in the ownership and operation of health care facilities specializing in pain care. It's primary business activity is the development of a proprietary multi-state network of medical facilities that specialize in the comprehensive treatment of patients seeking relief of chronic pain. Each facility is designed and equipped to accommodate a multi-modality pain management, psychological and physical rehabilitation program, as well as to accommodate other non-affiliated surgeons who perform their own "non-pain related" surgical procedures at these facilities.

           PMM currently has one medical facility open and operating in Phoenix, Arizona, with two additional facilities, in Lafayette and New Orleans, Louisiana, scheduled to open in June and September 1995, respectively. These facilities will operate under the name Surgi-Net and Advanced Pain Management Institute.

           The combination of all facets of pain management was successfully test marketed by the founders of PMM in Phoenix, Arizona, and Lafayette, Louisiana, over the course of the past two years. PMM is a development stage company which opened its Phoenix facility in January 1995. Accordingly, PMM does not have a meaningful history of operations.

           The amount of the consideration to be paid by the Corporation for the acquisition of its interest in PMM and the three specialized health care facilities, as described above, bears no relation to PMM's current assets or operations. No assurances can be given, or representations made, as to the results of this venture if, in fact, it proceeds, or whether it, or any diversification by the Corporation into the health care field, will be financially successful.

           The Corporation understands that PMM is 60% owned by Amarante Financial S.A.(Amarante), a British Virgin Islands corporation, which was one of the investors in the November Transaction. Amarante owns all of the outstanding common stock of UMS. The Corporation also is informed that Alanco and two unaffiliated individuals hold the minority interest in PMM. Amarante has an option to purchase all of the minority interest during June 1995.

           John E. Haggar, who is a director of the Corporation is Chief Financial Officer and a director of UMS. James G. Ricketts, who also is a director of the Corporation, is a director of Alanco. The information set forth above regarding the business and operations of PMM is based on information supplied by UMS.

           The Corporation believes that PMM offers an attractive opportunity for entry into the health care market, and that the investment is a logical strategic move. With the proposed sale of Dixie Life to SMC, the Corporation will have divested itself of its remaining insurance operations, yet will still be involved in an area related to the accident and health insurance business which was a significant part of the Corporation's operations for many years. Assuming that the PMM transactions take place, the Corporation expects that a principal part of its business in the future would be in the health care industry.

           In view of covenants contained in the Term Loan Agreement, the aquisition of shares of PPM by the Corporation will require certain waivers from SMC, which the Corporation will seek to obtain. However, there is no assurance that such waivers will be obtained, in which case the Corporation will be obliged to reassess the proposed PMM transaction. There are no assurances that any further transactions contemplated by the UMS Agreement will be completed. UMS's rights under the UMS Agreement will expire June 30, 1995.

          If at least 6,425,000 shares are placed with UMS's assistance, the
UMS Agreement provides that the  purchasers  will be entitled to designate a
majority of  the  Corporation's   Board  of  Directors.   This  right  would  be
facilitated by the resignation of a sufficient number of directors whose tenure as director predates the UMS Agreement so that designees of the new investors could be appointed until the next annual meeting of the Corporation's stockholders. The UMS Agreement contained three other undertakings of the Corporation which were accomplished at the 1994 annual meeting of the Corporation's stockholders held January 24, 1995. These were
(a) reduction of the Corporation's Board of Directors from 15 members to 9 members; (b) election to the Corporation's Board of Directors of three representatives of the parties who purchased the Corporation's Common Stock in the November Transaction; and (c) an increase in the number of authorized shares of the Corporation's Common Stock from 10,000,000 to 50,000,000.

           Future Plans

           The acquisition of a 16% interest in PMM, if completed, will mark the Corporation's entry into the health care field. The Corporation expects to utilize any proceeds of the SMC

Transaction and any sales of its Alanco shares, after satisfaction of the Corporation's debt, to facilitate its diversification into the health care field. At the present time, the Corporation does not expect to reenter the life insurance business if the SMC Transaction is completed. The Corporation is also considering other lines of business.

           Sale of Accident and Health Business

           In 1994 Dixie Life sold virtually all of its accident and health business in two transactions (A&H Sales). The first sale was initiated in December 1993 and completed in February 1994. The second transaction was initiated in July 1994 and completed in September 1994. The Company recognized losses of $324,000 in 1993 and $1,196,000 in 1994 on these transactions. For further information, see "Item 7 - Management's
Discussion and Analysis of Financial Condition and Results of   Operations--
Liquidity   and  Capital Resources"  and  "Item  7  - Management's Discussion
and Analysis of Financial Condition and Results of Operations--Results of Operations."

(b)  Financial Information About Industry Segments

          The Company's insurance operations represent the only material industry segment in which the Company is engaged. Financial information concerning the lines of insurance business within the Company's single industry segment is included herein in Note 16 of Notes to Consolidated Financial Statements.

(c)  Narrative Description of Business

          General

          Dixie Life has  traditionally  offered  various forms of life,
health and  annuity  insurance   products,   primarily   designed  for
specialized insurance markets. However, as discussed under "Recent Developments" above, Dixie Life sold virtually all of its accident and health business in late 1993 and mid 1994. Consequently, from July 1994, Dixie Life has only been marketing life insurance products, primarily in the burial or final expense market. Dixie Life will continue its present marketing program pending consummation of the SMC Transaction.

          The  following  table  sets  forth   information  as  to  life
insurance in force and premium income (after giving effect to amounts ceded and assumed) from all business of Dixie Life for the last five years:

                 1994          1993         1992          1991           1990
Life Insurance
in force (at
December 31) $224,782,000 $188,337,000  $330,440,000  $540,989,000  $389,589,000


Premium income:
Life         $  3,878,000 $  4,935,000  $  4,455,000  $  4,466,000  $  3,803,000
Accident and Health
                5,302,000   14,185,000    12,287,000    10,054,000     8,032,000
Annuity           336,000      379,000       437,000       627,000       623,000
             ------------   ------------  ------------  ------------  ---------
TOTAL        $  9,516,000 $ 19,499,000  $ 17,179,000  $ 15,147,000  $ 12,458,000

         Premium income from new business only for the last five years is shown in the following table:


                 1994          1993         1992           1991           1990

Life         $    301,000 $  1,068,000  $    837,000  $    942,000  $  1,293,000
Accident and Health
                1,530,000    4,012,000     4,184,000     3,857,000     2,685,000

Annuity                                                      9,000
             ------------   ------------  ------------  ------------  ----------
 TOTAL       $  1,831,000   $5,080,000    $5,021,000    $4,808,000    $3,978,000

          In 1993, a marketing director new to Dixie Life produced a significant amount of new life business. In early 1994, this marketing director ceased producing business for Dixie Life, significantly contributing to the decrease in first year life premiums in 1994. The 1994 decrease in first year accident and health premiums was caused by the A&H sales.

          Statutory Surplus and Accounting

          An insurance company such as Dixie Life must maintain minimum levels of capital and surplus(Statutory Surplus),as required by the insurance laws and regulations of the insurance company's state of domicile and the various other states in which it operates. See "Insurance Company Regulation," below. At December 31, 1994, Dixie Life's Statutory Surplus was approximately $6,280,000. The highest level of Statutory Surplus required by the laws or regulations of any state in which Dixie Life operates is $3,000,000.

         Statutory   accounting   practices,   as   prescribed  by  the
Mississippi Department of Insurance, differ from generally accepted accounting principles in several respects. The most significant of these differences is that statutory accounting practices require that costs incurred in writing new insurance business be expensed as paid, while generally accepted accounting principles require the capitalization of such costs, which are then amortized over the expected life of the insurance products sold. The principal such first year  cost  expensed  in  its
entirety  is   commissions, which  are significantly   greater  in  the
first year compared to renewal commissions. For example, on accident and health policies the first year commission is typically 70% of premium while the renewal commission is typically 20%. On life insurance policies the first year commissions are as much as 105% of premiums while the renewal commission is typically 10%. The excess of first year commissions over renewal commissions is deferred under generally accepted accounting principles, as are other costs associated with the issuance of a policy.

         Because the high first year costs associated with issuance of a policy are expensed under statutory accounting practices, high levels of new business create drains on statutory net income and therefore Statutory Surplus. Dixie Life experienced increased levels of new business for several years through 1992, creating a strain on Statutory Surplus. However, primarily as a result of the sale of Dixie Life's accident and health business and a 1993 agreement by Dixie Life to cease writing new business in a particular state, the trend did not continue in 1994 and 1993. In order to write an increasing amount of new business while continuing to meet the statutory requirements of the states in which it conducted its insurance operations, it has been necessary for Dixie Life to utilize various forms of surplus relief.

         The principal source of surplus relief since 1989 has been financial reinsurance agreements, which for GAAP purposes are treated as financing arrangements, but for statutory accounting purposes provide
reserve  credits  that, in equal  amount,  increase  Statutory Surplus.   Since
September 1992, Dixie Life has had a financial reinsurance agreement with Crown Life Insurance Company, a Canadian corporation (Crown Agreement). Under Dixie Life's agreement with Crown, Dixie Life was entitled to a credit to its statutory reserves of $1,985,000 at December 31, 1994.
The amount of this credit will decrease in the amount of $165,000 each calendar quarter beginning in 1995. See "Reinsurance", below.

         The  sales of  Dixie  Life's  accident  and  health  business
discussed above  increased   Statutory   Surplus  by  $5,322,000  and
$2,125,000 in 1994 and 1993, respectively.

         Capital Requirements of the Corporation

         During 1994 and in early 1995, the Corporation devoted significant effort to strengthening the Statutory Surplus of Dixie Life and reducing the Corporation's dependence upon the operations of Dixie Life and its ability to transfer funds to the Corporation. Management's effort resulted in the following:

                 1) The UMS Agreement was entered into as a possible source of funds to satisfy the Term Loan and the Convertible Notes.

                 2) The SMC Agreement was entered into as a possible means of satisfying the Term Loan and the Convertible Notes. There are no assurances the transaction contemplated by the SMC Agreement will be consummated.

                 3) Dixie Life's accident and health business was sold, thereby increasing Dixie Life's Statutory Surplus to a level that reduced the importance of the reserve credit provided by the Crown Agreement. This also allowed Dixie Life to accelerate the recapture of the reserve credit in 1994, further reducing its dependence on the Crown agreement.

         As  previously   stated,   the  financial   condition  of  the
Corporation has been dependent upon the operations of Dixie Life, and the ability of Dixie Life to transfer funds to the Corporation. As an insurance company subsidiary of the Corporation and a member of a holding company system with the Corporation, the ability of Dixie Life to transfer funds to the Corporation is, to a significant degree, controlled by statute. Generally, all transactions between members of a holding company system must be "fair and
reasonable."  The Mississippi Commissioner   of  Insurance   (Commissioner)
has wide latitude in evaluating the reasonableness of a transaction and its effect upon a Mississippi insurer, such as Dixie Life. The Commissioner takes the position that a Mississippi insurance company cannot make a loan to any of its shareholders, officers or directors. Mississippi law limits the size of dividends or other distributions that may be made by a Mississippi insurer to another member of its holding company system without approval of the Commissioner. Thus, it is possible for an insurance company to be financially healthy, but for its holding company to be in need of funds under circumstances where it would be difficult or impossible to either transfer the needed funds from the insurance company to its holding company or for the insurance company to obtain the necessary regulatory approval for transfers that require the approval of the Commissioner of Insurance. See "Insurance Company Regulation," below, "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations", and Notes 2 and 9 of Notes to Consolidated Financial Statements.

         Products and Markets

         Life insurance policies sold in the final expense, or burial market, include fixed premium interest sensitive policies that provide for increasing death benefits, as well as traditional whole life policies. These policies are designed to cover expenses such as funeral, last illness, monument and cemetery lot. The policies provide for a death benefit, generally not in excess of $10,000, and a level premium payment. The products include a cash value which may be borrowed by the policyholder.

         Dixie Life's policies sold in other markets include interest sensitive and traditional whole life policies and forms of term policies. The interest sensitive and whole life policies include cash values which may be borrowed by the policyholder. Dixie Life issues policies on both a participating and non-participating basis. See Note 8 of Notes to Consolidated Financial Statements.

         Dixie Life conducts insurance operations in 21 states, primarily in the southeastern and southwestern United States, and the District of Columbia. In 1994, the geographic distribution of collected premiums from the sale of accident and health, and life insurance policies, including annuity contracts, was as follows:


                       Accident and Health                  Life
State                First Year      Renewal     First Year   Renewal   Total
- -----               ------------   -----------   -----------  -------   ------
Texas                  2.6%            8.4%         2.1%        8.1%     21.2%
Mississippi            2.0%            9.0%         0.7%        6.2%     17.9%
Georgia                2.9%            6.6%         0.6%        2.0%     12.1%
Louisiana              1.0%            4.7%         0.2%        4.1%     10.0%
Kansas                 1.4%            5.7%         0.0%        0.6%      7.7%
Other states           7.0%           13.2%         1.1%        9.8%     31.1%
                      ------          -----        -----       -----     -----
                      16.9%           47.6%         4.7%       30.8%     100.0%

         Sales Force and Employees

         Dixie Life's insurance products are offered through a sales force consisting, as of December 31, 1994, of approximately 1,760 agents, 375 general agents, and 50 marketing directors, with whom Dixie Life has non-exclusive contracts. Sales personnel are compensated on a commission basis and are provided incentives for increased production. A relatively small number of Dixie Life's marketing directors generate a significant amount of premium income and the loss of one or more marketing directors could have an adverse economic effect on the Company. In that regard, see "General," above, with respect to the impact of the loss of a marketing director on 1994 new life insurance business.

         At December 31, 1994, the Company had approximately 31 home office employees, including officers. In connection with the A&H sales, the home office staff was further reduced to 26 at March 15, 1995. At December 31, 1993, such staff numbered approximately 50.

         Competition

         The life insurance industry is highly  competitive.  There are over
2,000  life   insurance   companies   nationwide.   Dixie  Life's competitors
consist of both stock and mutual companies. Because the profits, if any, of mutual companies accrue to the benefit of policyholders, such companies may have certain competitive advantages. Dixie Life is a relatively small, essentially regional, insurance company that competes with life insurance companies that are more widely known, have far greater resources and offer a broader range of insurance products. Dixie Life also competes with other regional insurance companies of a more comparable size. These factors contribute to the competition encountered by the Company in attracting the services of qualified sales agents and may result in higher agent costs. Based on industry data, major life companies generally pay smaller commissions than Dixie Life. Compared to the regional companies in the market area it services, Dixie Life believes it pays similar commissions. The Company expects this pattern to continue in the foreseeable future. Dixie Life believes that its policies and rates, the services performed by its agents, and its claims administration are generally competitive with those offered by both stock and mutual companies in the jurisdictions in which it operates.

         Changes in the market place and individual needs require Dixie Life to continually reevaluate the insurance which it offers in order to remain competitive. Competition is intense, and is increasing, particularly as banks, securities brokerage firms and other financial intermediaries have become involved in the marketing of insurance products.

         Investments

         Dixie Life is required to invest its assets in accordance with applicable provisions of the Mississippi insurance law. The following table shows the composition of Dixie Life's invested assets at December 31, 1994 and 1993, valued on a GAAP basis:

                            1994                            1993
                            ----                            ----

                    Carrying      Percent of        Carrying     Percent of
                     Value           Total           Value        Total
                    --------      ----------        --------     ----------
Fixed maturities   $17,332,660       54.7%         $13,489,902     43.0%
Policy loans         3,060,185        9.7            3,025,981      9.6
Government guaranteed
 student loans,      5,978,288       18.9            7,159,975     22.9
Short-term
 investments         4,860,347       15.3            3,040,448      9.7
Cash and cash
 equivalents           459,109        1.4            4,655,458     14.8
                      ---------     -------          ---------    ------
TOTAL              $31,690,589      100.0%         $31,371,764    100.0%

         Dixie Life's fixed maturities consist of obligations issued by U.S. Government agencies and authorities; states, municipalities and political sub-divisions; public utilities; and other corporate issuers. As the table
shows  there  was  a  substantial   increase  in  fixed maturities,  and a
substantial  decrease in cash and cash  equivalents, during  1994.  In 1994, the Company  completed a plan begun in 1993 to realign  the  composition  of
its  fixed   maturities  and  short-term investments to create a portfolio with an average life of approximately 10 years.

         For more information with respect to Dixie Life's investments and the changes that have occurred in its portfolio of fixed maturities and short-term investments, and the effect of those changes on income, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results
of   Operations"   and  Note 3 of Notes  to Consolidated Financial statements.

         Reinsurance

         Dixie  Life reinsures substantial  portions  of  its  life insurance
risks  with  other  carriers  under  its  excess   coverage reinsurance
arrangements. Generally, when the life coverage on any one individual exceeds $55,000, Dixie Life's maximum retention on the insured is $50,000. The excess coverage is reinsured under agreements Dixie Life has entered into with various reinsurers, other than Crown.

         In addition to its excess coverage reinsurance arrangements, Dixie Life, pursuant to the Crown Agreement, has ceded to Crown 90% of the retained portion of its traditional life and 90% of the retained part of its fixed premium excess interest sensitive life policies in effect as of September 30, 1992. The face amount of policies ceded as of the effective date was approximately $255,455,000. The reinsurance effected under the Crown Agreement is on a combination coinsurance and modified coinsurance basis. It is expected that the coinsurance portion will decrease and the modified coinsurance portion will increase over the term of the Crown Agreement.

         As the amount of reinsurance on a coinsurance basis decreases under the Crown Agreement the amount of the reserve credit available to Dixie Life is reduced, with a corresponding reduction of Dixie Life Statutory Surplus. The Crown Agreement provided Dixie Life with $4,500,000 of initial reserve credit. At December 31, 1994, the reserve credit was $1,985,000 which may not be reduced by more than $165,000 per quarter ($250,000 per quarter prior to an amendment effective October 31, 1994).. It is anticipated that the Crown Agreement will be terminated in approximately three years from December 31, 1994, when all of the coinsurance portion of the reinsurance is expected to be converted to modified coinsurance, unless the agreement is further amended.

         Dixie Life has placed assets in trust equal to 105% of the amount of the reserves on the portion of the ceded block of business originally reinsured under the Crown Agreement on a coinsurance basis. These assets, with a market value of approximately $13,435,000 as of December 31, 1994, have been placed in trust by Dixie Life with a bank.

          Under the terms of the Crown Agreement, Dixie Life makes quarterly payments to Crown which are generally equal to 1% of the reserve credit being provided under the agreement for the next quarter. The Crown Agreement provides for various premium and other payments to be made between Dixie Life and Crown. These payments may offset each other, resulting in a netting of amounts due. No net quarterly payment to Crown during the remaining life of the Crown Agreement will exceed the payment made in the next preceding quarter.

          Under all of Dixie Life's reinsurance arrangements, Dixie Life remains liable under its policies to its policyholders, regardless of the ability of the reinsurer to meet its obligation to Dixie Life.

          Dixie Life has assumed reinsurance on a block of life insurance business under the Servicemen's Group Life Insurance Program. However, this assumption has virtually no effect on Dixie's earnings from year to year. This assumption increased Dixie Life's total in force life insurance by approximately $141,936,000 at December 31, 1994. Dixie does not have any plans to enter into other assumption reinsurance agreements.

          Additional information regarding Dixie's reinsurance policies and activities is included in Notes 2 and 13 of Notes to Consolidated Financial Statements.

          Regulatory Factors

          Dixie Life is subject to regulation and supervision by the insurance departments of the jurisdictions in which it is licensed to do business. These insurance departments are charged with the responsibility to assure that insurance companies maintain adequate capital and surplus,
manage investments within prescribed character and exposure  limitations   and
comply with a variety of operational standards. They also make periodic examinations of individual companies and review annual reports on the financial condition of all companies operating within their respective jurisdictions. Regulations cover many aspects of the life insurance business, including accounting and financial reporting procedures.

          As a Mississippi domiciled insurer, Dixie Life is primarily subject to regulation by the Mississippi Insurance Department. An annual statement must be filed with the Insurance Department in each state in which Dixie Life is qualified on or before March 1 of each year covering operations and reporting on the financial condition of Dixie Life as of December 31st of the preceding year. Periodically, the Mississippi Insurance Department examines the assets, liabilities and reserves of Dixie Life and performs a full examination of its operations. The Mississippi Insurance Department's most recent complete examination of Dixie Life was as of December 31, 1990.

          In 1993, the Mississippi Insurance Department completed a targeted examination as of September 30, 1993. In February 1995, the Department began a complete examination as of December 31, 1994. The Department invites other jurisdictions in which Dixie Life does business to participate in its examinations, if they so desire.

          Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed up to prescribed limits for policyholder losses incurred as a result of insolvent companies that were doing business in the assessing state. The amount of future assessments, if any, of Dixie

Life under these laws cannot be estimated. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength. In addition,insurers are generally allowed a 100% credit for guaranty assessments paid against future premium tax expense.

         Under Mississippi law, the Corporation and Dixie Life are members of an insurance holding company system. As members of an insurance holding company system, transactions between the Corporation and Dixie Life are
subject  to  various   statutory   controls  and limitations  and may require
approval and trigger certain reporting requirements. In addition, Mississippi law provides that certain transactions involving a domestic insurer and any person in its holding company system shall not be entered into unless the insurer has notified the Mississippi Commissioner in writing of the insurer's intention to enter into such transaction at least 30 days prior thereto, or such shorter period as the Mississippi Commissioner may permit, and that the Mississippi Commissioner has not disapproved such transaction within such period.

         Generally, transactions within a holding company system must be fair and reasonable; charges or fees for services rendered must be reasonable; accounting for expenses incurred and for payments received must be allocated to the insurer in conformity with customary insurance accounting practices consistently applied; the books and records of the parties to all such transactions must clearly and accurately disclose the nature and details of the transactions, including accounting information necessary to support the reasonableness of the charges or fees to the parties; and the insurer's surplus as regards policyholders following any dividend or distribution to a stockholder affiliate must be reasonable in relation to the insurer's outstanding liabilities and adequate to meet its financial needs. Certain transactions are required to be reported to the Commissioner.

        Mississippi law prohibits the payment of an extraordinary dividend or any other extraordinary distribution by an insurer to a stockholder until 30 days after the Mississippi Commissioner has received notice of the declaration thereof and has not, within such period, disapproved such payment or has approved such payment within the permitted period.

        An extraordinary dividend or distribution is one which, together with all other distributions or dividends within the preceding 12 months, exceeds the lesser of (i) 10% of such insurer's surplus as regards policyholders as of December 31st next preceding, or (ii) net gains from operations of such insurer, not including realized capital gains, for the twelve months ending December 31 next preceding. In such computations, the insurer may carry forward net gain from operations from the previous two calendar years that have not already been paid out as dividends. Based upon Dixie Life's net gain from operations in 1994, Dixie Life may pay only a nominal dividend without the approval of the Mississippi Commissioner.

        Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include employee benefit regulation, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products, and the relative desirability of various personal investment vehicles.

ITEM 2 - PROPERTIES

        The Company's home offices occupy an entire two story building located at 3760 Interstate 55 North, in Jackson, Mississippi. The building and its three quarter acre site are owned by Vanguard.

ITEM 3 - LEGAL PROCEEDINGS

        As previously reported in the Corporation's Form 8-K report dated January 14, 1994, Dixie Life is a defendant in a suit filed on January 7, 1994, by David William Becker, plaintiff, in the Circuit Court of Montgomery County, Alabama.

        The suit alleges that Dixie Life has failed to properly pay dividends to holders of its Charter Contract policies. As discussed in
Note 13 of Notes to Consolidated Financial Statements, these policies are participating policies pursuant to which Dixie Life is obligated to apportion dividends to the holders of such policies as a group and on a prorata basis, of not less than 35% of the statutory net profits of Dixie Life, computed by a formula set forth in the policy. The formula utilizes certain information contained in the annual statement filed by Dixie Life with the Mississippi Department of Insurance, as such report was constituted in 1966. The suit was filed as a class action on behalf of the plaintiff and a class of persons allegedly similarly situated and alleges the class consists of over 1,000 persons.

        The suit seeks judgment in an undetermined amount for alleged underpayment of dividends and an injunction requiring Dixie Life to pay appropriate dividends in the future.

        Dixie Life has paid a dividend to holders of the Charter Contract policies in each year since the policies were issued. On a cumulative basis, the total dividends paid to the holders of the Charter Contract policies since issuance exceed 35% of the statutory net profits of Dixie Life for the same period as defined by the policy.

        Dixie Life filed an answer to the complaint on March 7, 1994 and intends to vigorously defend the suit. Dixie Life believes serious questions exist as to whether a class action is available relative to the plaintiff's claim, and the identity of the class, if a class action is available. Dixie Life will oppose the certification of any class and, alternatively, will seek to limit the class.

        No discovery has yet taken place and no class has yet been certified by the court. In the absence of a class, if any, and its composition, if certified, Dixie Life has no reasonable basis upon which to estimate its potential liability, if any.

        There are no other pending legal proceedings, except for routine litigation incidental to the Company's business, to which the Company or any of its subsidiaries are a part, or to which any of the Company's properly is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



                 Not applicable.

                                 PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

        The   Corporation's    Common   Stock   is   traded   in   the
over-the-counter market and is quoted on the NASDAQ Market System under the symbol DNLC. The tables below set forth the reported high and low sales price as reported by the National Quotation Bureau, Inc. for the quarters indicated. This information does not include retail markups, markdowns, or commissions.
                                             1994
                         High                                Low
        Quarter    Bid            Asked               Bid             Asked

        First       1              1  1/4              1               1  3/16
        Second      15/16          1 1/16              13/16             15/16
        Third        9/16             3/4                1/2             11/16
        Fourth        3/4             7/8                1/2               5/8




                                            1993
                         High                                Low
        Quarter    Bid            Asked               Bid             Asked

        First        7/8           1  1/8               7/8            1   1/8
        Second     13/16           1 1/16             13/16            1  1/16
        Third    1  1/16           1  1/4             15/16            1   1/8
        Fourth     13/16           1                  11/16                7/8

        No dividends were paid on the Corporation's Common Stock during the last two years.

        The number of holders of record of common stock of the Corporation on March 15, 1995 was 2,464.

ITEM 6 - SELECTED FINANCIAL DATA

         Selected consolidated financial data for the Corporation and its subsidiaries is set forth in the following table:

                      1994            1993              1992             1991          1990

FOR THE YEAR ENDED
DECEMBER 31:
REVENUES
Premiums           $ 9,516,157     $19,499,289       $17,178,510     $15,146,819    $12,457,781
Net Investment
 Income              2,133,635       2,005,075         2,157,848       2,410,940      2,545,802
Realized investment
 gains (losses)          1,551          25,580           (24,494)          2,029        (29,818)
                   -----------     -----------       ------------    -----------    ------------
Total              $11,651,343     $21,529,944       $19,311,864     $17,559,788    $14,973,765

NET INCOME (LOSS)  $(2,554,779)    $  (957,138)      $   848,984     $ 1,566,934    $ 2,495,775

PER COMMON SHARE AMOUNTS
 Primary and fully diluted
  Net income (loss)       (.39)           (.15)              .13             .24            .39
AT YEAR-END:
 TOTAL ASSETS      $44,577,452     $56,255,734       $55,540,644     $54,240,107    $49,191,859
NOTES PAYABLE
 AND OTHER DEBT    $ 6,103,839     $ 6,253,670       $ 7,003,517     $ 7,520,447    $ 6,110,609


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

         Liquidity and Capital Resources

         General. In 1994 and early 1995, the Corporation devoted significant effort to strengthening the Statutory Surplus of Dixie Life and reducing the Corporation's dependence upon the operations of Dixie Life and the ability of Dixie Life to transfer funds to the Corporation in order for the Corporation to meet its liquidity requirements. The following steps were taken in 1994 and early 1995:

         The A&H Sales increased Dixie Life's Statutory Surplus to a level so that Dixie Life is not dependent upon the reserve credit provided by the Crown Agreement to meet minimum levels of Statutory Surplus required by any state in which it operates. The A&H Sales also allowed Dixie Life to accelerate the recapture of the Crown reserve credit in 1994, further reducing the dependence on the Crown Agreement.

         The sale of Alanco shares provides a possible source of funds to satisfy the Convertible Notes.

         The SMC Transaction provides a possible source of funds to satisfy the Term Loan and the Convertible Notes. There are no assurances the transaction contemplated by the SMC Agreement will be consummated.

         Liquidity Requirements. Most of the operating liquidity requirements of the Company arise from the insurance operations of Dixie Life and generally are met through funds generated by Dixie Life's operations. Premium income and net investment income provide funds that are used to pay claims to policyholders; make policy loans; pay costs of obtaining new business, principally first year commissions; and pay operating expenses. Dixie Life's operations generated positive cash flow of approximately $778,000, $98,000 and $1,074,000 in 1994, 1993 and 1992, respectively.

         Dixie Life pays a monthly management fee of $154,000 to the Corporation. Funds provided by the management fee are sufficient to pay operating and interest expenses of the Corporation.

         The Corporation's significant liquidity need at this time is for debt service. At December 31, 1994, the Corporation owed a subsidiary of SMC approximately $3,689,000 under a Term Loan. The Term Loan (originally due March 31, 1995) is now due at closing of the SMC Transaction or 90 days after the cancellation of the SMC Transaction by either party. Also, the Corporation's 10% Convertible Notes, in the amount of $1,720,000, are due May 1, 1995. Although the SMC Transaction provides a means to satisfy the Convertible Notes at closing, such notes are due before the anticipated closing date and there are no assurances that the Corporation will be able to extend such notes beyond their May 1, 1995 maturity, or effect any alternative accommodations. However, management is exploring several options and believes that the Convertible Notes will be satisfied or extended at their due date. All of the shares of Dixie Life owned by the Corporation are pledged to secure payment of the Term Loan and the Convertible Notes.

         At December 31, 1994, Vanguard owed a bank approximately $524,000 under a mortgage loan secured by the home office building of Dixie Life. Under a lease agreement, Dixie Life pays Vanguard rent sufficient to cover the debt service under the mortgage.

         The loan agreement covering the Term Loan contains three financial covenants. First, the covenants include a requirement that Dixie Life maintain statutory capital and surplus of at least $3,500,000 as of the end of each quarter. Dixie Life's statutory capital and surplus at December 31, 1994, was $6,280,000. Second, the Corporation must maintain tangible net worth, as defined, of at least $9,000,000. At December 31, 1994, tangible net worth was $8,487,818.
Finally, the Corporation must maintain a ratio of total liabilities to tangible net worth of not more than 4.5 to 1. At December 31, 1994, the ratio of total liabilities to tangible net worth was 4.17 to 1. Failure to satisfy any of the financial covenants is an event of default unless waived by the holder to the Term Loan. Standard

Life has waived the Corporation's failure to satisfy the tangible net worth covenant.

         The terms of the Convertible Notes provide that an event of default under the Term Loan, if not cured or waived, is an event of default under the Convertible Notes.

         Going Concern Considerations. The lack of assurance that the SMC Transaction will be completed raises significant doubt about the Company's ability to continue as a going concern. Completion of the SMC Transaction together with an extension or timely repayment of the Convertible Notes would remove such uncertainties.

          Management's plans in this regard include the following:

         1. Endeavor to complete the SMC Transaction, thereby satisfying the Term Loan, as well as the Convertible Notes, assuming their due date is extended.

         2. Seek to extend or secure an alternative means of paying the Convertible Notes. Liquidation of a portion of the Alanco shares is a possible source of repayment of at least a portion of the Convertible Notes.

         3. In the event the SMC Transaction is canceled by either party, searching for another purchaser of Dixie Life in the 90 days available to it beyond such cancellation beforthe Term Loan is due.

         There are no assurances that any of these efforts will be successful.

         Investment Portfolio Liquidity. Dixie Life's investment strategy emphasizes investments of the highest quality. Accordingly, Dixie Life's policy has been to invest in securities which are considered investment grade by various investor services and the National Association of Insurance Commissioners ("NAIC"). Occasionally, securities will fall below investment grade over the life of the securities. At December 31, 1994, Dixie Life's investment in securities not of investment grade was less than 1% of total investments.

         During 1994, the Dixie Life increased its investment in fixed maturities by almost $5 million. The funding for this increase came from several sources, including $778,000 from operations, $403,000 from net collections on agent advances, $1,182,000 from net collections on student loans and $2,568,000 from a reduction in cash and short term investments. Dixie Life has completed its program, begun in 1993, to recast its investment portfolio into investments with an average maturity of approximately 10 years. Management believes its investment portfolio provides appropriate liquidity to meet the liabilities of Dixie Life as such liabilities mature.

         At December 31, 1994, the Company's investments are reported in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (FAS 115) which was issued by the Financial Accounting Standards Board in 1993 and effective for 1994 financial statements. As a result the carrying basis for investments is different in 1994 than in 1993.

         At December 31, 1994, fixed maturity investments are all classified as available for sale and are carried at market value. Unrealized market gains and losses are reported as a separate component of stockholders' equity. Application of FAS 115 resulted in a reduction of the Corporation's stockholders' equity of $925,000 at December 31, 1994.
         In 1995, Dixie Life's Board of Directors approved two new investment programs. First, investment of up to $1,200,000 in five year equipment leases on food preparation equipment at a rate of prime plus 4% fixed at closing has been approved. Approximately $540,000 has been funded thus far in 1995. Second, investment of up to $1,000,000 in secured home construction loans in Arizona has been approved. These construction loans will have a loan to value ratio of not more than 65% and carry interest rates of 14.5% to 16.5%, depending on the development. No construction loans have been funded in 1995.

         Statutory Surplus. Minimum required levels of Statutory Surplus vary by state and range from $600,000 to $3,000,000 in states where Dixie Life is licensed. If an insurance company's Statutory Surplus falls below the statutory minimum, that company could be subjected to severe restrictions in the states where such minimum levels are not maintained. Thus any insurance company has a continuing need to maintain required minimum Statutory Surplus levels.

         The insurance departments of most of the states in which Dixie Life operates, including its domicile state of Mississippi, have broad discretionary powers to require higher levels of Statutory Surplus, or to impose restrictions on operations, including fund transfers and new business sales, when such restrictions are perceived by the departments as necessary or desirable to maintain adequate amounts of Statutory Surplus.

         At December 31, 1994, Dixie Life's Statutory Surplus was $6,280,000, well in excess of the minimum requirement of any state. Prior to the 1994 A&H Sale, Dixie Life's Statutory Surplus was less than $3,000,000. Further, in order to meet its Statutory Surplus requirements, Dixie Life has, from time to time, depended upon forms of reinsurance agreements that provide surplus relief through reserve credits that, for statutory accounting purposes, increase Statutory Surplus in an amount equal to the reserve credit taken. Dixie Life's principal reinsurance agreement provided a reserve credit of $1,985,000 at December 31, 1994. It also has sold blocks of in force accident and health insurance, thereby generating significant statutory profits.

         Results of Operations

         The Company incurred a net loss of $2,554,779 in 1994 compared to a net loss of $957,138 in 1993 reflecting a negative change of 167% in 1994 compared to 1993. The net loss in 1993 reflected a negative change of 213% compared to 1992 net income of $848,984. On a per share basis the net loss for 1994 was $.39 compared to a net loss of $.15 in 1993 and net income of $.13 in 1992.

         Total   revenues  for  1994  were   $11,651,000   compared  to
$21,530,000 in 1993 and $19,312,000 in 1992,  reflecting a 46% decrease in 1994 and an 11% increase in 1993.

         Premium income in 1994 was $9,516,000, a 51% decrease from 1993 premiums of

$19,499,000. The 1993 level of premiums was 14% greater than 1992 premium income of $17,179,000. The decrease in premiums in 1994 was driven primarily by the A&H Sales which resulted in Dixie Life having no accident and health premiums in the last half of 1994. The composition of premium income in each of the three years was as follows:

                                   Life and     Accident
                                   Annuity      and Health       Total
                  1994            $4,214,000    $5,302,000     $9,516,000
                  1993             5,314,000    14,185,000     19,499,000
                  1992             4,892,000    12,287,000     17,179,000

         Net investment income was $2,134,000 in 1994 compared to $2,005,000 in 1993 and $2,158,000 in 1992, reflecting an increase of 6%
in 1994 and a decrease of 7% in 1993. In 1994 and 1993, net investment income was favorably influenced by a planned program to reinvest significant short term holdings in a portfolio with an average life of 10 years. There was also a positive impact in 1994 from rising interest rates. Several factors counteracted these positive factors. First, in 1991 Dixie Life began reinvesting the proceeds of all calls, maturities and sales in short term investments.This program continued throughout 1992 and into the first quarter of 1993. This resulted in a significant decrease in the yield on Dixie Life's investment portfolio. Second, income on student loans has steadily decreased in absolute dollars, driven partly by a reduction in the amount of loans outstanding and the fact that a significant portion of the outstanding loans provide for floating interest rates which have fallen over the periods being compared.

         Total   benefits  and  expenses  were   $14,236,000  in  1994,
$22,700,000 in 1993 and  $18,213,000 in 1992,  reflecting a decrease of
37% in 1994 and an increase of 25% in 1993.

         In 1994, every expense category experienced a significant decrease. The decreases in benefits and claims to policyholders, amortization of deferred policy acquisition costs and commissions largely resulted from the A&H Sales. The composition of these three categories by segment were as follows:


                                           Life and     Accident
                                           Annuity      and Health     Total
 Benefits and Claims to Policyholders:
        1994                              $3,512,000    $3,061,000  $ 6,573,000
        1993                               4,046,000     8,528,000   12,574,000
        1992                               3,321,000     6,771,000   10,092,000

 Amortization of Deferred Policy Acquisition Costs:
        1994                                 968,000       453,000    1,421,000
        1993                               1,526,000       980,000    2,506,000
        1992                               1,337,000       720,000    2,057,000

 Commissions:
        1994                                 882,000     1,012,000    1,894,000
        1993                                 367,000     3,142,000    3,509,000
        1992                                 452,000     2,270,000    2,722,000

         General expenses declined $323,000 in 1994 compared to 1993. Under the terms of the 1994 A&H Sale, Dixie Life continued to administer the business which was sold through December 16, 1994 and received compensation from the purchaser of $671,000 which was credited to general expense. Actual costs of such administration exceeded the compensation received, accounting for the difference in the decrease and the compensation received. The decreases in all recurring categories were offset by the difference in the loss incurred on the A&H Sales in 1994 compared to 1993.

         In 1993, total benefits and expenses increased $4,487,000 with an increase in benefits and claims to policyholders comprising $2,481,000 of this increase, or 55% of the total increase. This increase in benefits and claims to policyholders was caused by an increase in claims paid of $1,895,117 and an increase in accident and health (A&H) reserves resulting from continued high levels of claims. Dixie Life instituted rate increases on several of its A&H policies because of the higher levels of claims and it continually monitored its claims experience and requested rate increases on its A&H products whenever claims experience warranted rate increases. The rate increases which were approved generally were instituted in the latter part of 1993 or early 1994 and thus had little effect on operations for 1993.
Amortization of deferred policy acquisition costs and value of insurance purchased increased $450,000 in 1993 as a result of a general increase in the amount of insurance in force and a somewhat higher level of terminated policies in 1993. Commission expenses increased $787,000 as a result of a relatively higher renewal premium income on A&H products which carry a higher renewal commission structure. General expenses increased $437,000 in 1993 with $217,000 of this increase being caused by increased professional fees.

         In 1994, a change in deferred taxes on policy liabilities, resulting from an incorrect estimate of the tax basis policy benefits at December 31, 1993, caused a $362,786 reduction of the 1994 tax benefit credited to operations. Consequently the 1994 effective tax rate was less than 2%.
Income tax benefit in 1993 was 18% of the loss before income taxes compared to income tax expense of 23% on income before income taxes in 1992 and 18% in 1991.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The financial statements and supplementary data called for by this Item are set forth immediately following the Index to Financial Statements and Financial Statement Schedules at page 34.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE
                        Not Applicable.

                               PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors of the Corporation are:


         Name                      Age                 Director Since
      -----------               ---------            ------------------

    T. H. Etheridge                 61                      1966

    John E. Haggar                  52                      1995

    Robert B. Neal                  57                      1970

         Name                      Age                  Director Since
     ------------              -----------            ------------------
    Dennis Nielsen                  54                      1995

    Joe D. Pegram                   54                      1991

    S. L. Reed, Jr.                 58                      1980

    James G. Ricketts               56                      1995

    Herbert G. Rogers, III          52                      1992

    W. A. Taylor, Jr.               64                      1969

        Each director holds office until the next annual meeting of shareholders or until his successor shall be duly elected and qualified.

            The executive officers of the Corporation are:

    Name                           Age                   Executive Officer Since
 ------------                    ----------             ------------------------

 S. L. Reed, Jr.                    58                            1995
  Chairman
  Chief Executive Officer

 Robert B. Neal                     57                            1967
  President

 T. F. Flowers, Jr.                 57                            1970
  Senior Vice President


                                     26(A)

     Name                          Age              Executive Officer Since
 -------------                  ------------       ------------------------
 Jerry M. Greer                     52                             1970
  Senior Vice President and Secretary

 Monroe M. Wright                   54                             1993
  Senior Vice President,
   Treasurer and Chief Operating Officer


  The Corporation's officers serve at the pleasure of the Board of Directors.

          Business Experience

          The principal occupations and business experience for the last five years or more of the directors and executive officers of the Corporation are as follows:

S. L. Reed, Jr. - From January 1995, Chairman of the Board of Directors and Chief Executive Officer of the Corporation. President of Reed Enterprises, Inc. (an aquaculture and investment company) of Belzoni, Mississippi; Director of Delta Industries, Inc., Producers Feed Co. and Venture SystemSource, Inc. He serves as a member of the Executive Committee.

T. H. Etheridge - President and Chief Executive Officer of Choctaw Maid Farms, Inc., (a food processing and marketing company), of Carthage, Mississippi; Chairman of the Board of Central Industries and Director of Southern Hens, Inc. He serves as a member of the Executive Committee.

T. F. Flowers - Senior Vice President of the Corporation and Dixie Life, Director of Agencies of Dixie Life and President of Dixie National Life Marketing Corporation, a subsidiary of the Corporation.

Jerry M. Greer - Senior Vice President and Secretary of the Corporation and of Dixie Life.

John E. Haggar - From December 1994 Chief Financial Officer and Director of UMS Previously, Mr. Haggar was a sole practitioner engaged in providing accounting services to the general public. He is a member of the American Institute of Certified Public Accountants and the Washington Society of Certified Public Accountants. Mr. Haggar serves as Chairman of the Audit and Compliance Committee and a member of the Finance and Business Strategy Committee and the Nominating and Stockholder Relations Committee.

                                   26(B)

Robert B. Neal - President of the Corporation and also Chairman of the Board of Directors, President and Chief Executive Officer of Dixie Life. He serves as a member of the Executive Committee.

Dennis Nielsen - Self-employed as a business consultant offering assistance to businesses on restructuring, financing, or assisting with possible mergers or acquisitions. Previously he was owner of P&N, Inc. and Hufburn Sales, Inc., both automobile dealerships. Mr. Nielsen serves as a member of the Audit and Compliance Committee and the Nominating and Stockholder Relations Committee.

Joe D. Pegram - Attorney. He serves as a member of the Audit Committee.

James  G.  Ricketts  -  President  and  Chief   Executive   Officer  of
International   Corrections  Corporation  of  Scottsdale,   Arizona,  a
corporation  which he founded in 1990 to develop  and  operate  private prisons and to act as an independent consultant to corrections agencies throughout the United States. Previously he served as Director of
Arizona  Department of Corrections,  Executive Director of the Colorado
Department  of  Corrections   and  deputy   Secretary  to  the  Florida
Department of Corrections as well as numerous other positions in the corrections field. In addition, he is a Director of Alanco.
Dr. Ricketts serves as Chairman of the Personnel and Compensation Committee and a member of Finance and Business Strategy Committee.

Herbert G. Rogers, III - President of Rogers Agency, Inc., Rogers LP-Gas Company, Rogers Investments, Inc., Mississippi Realty, Inc. and Roell Realty Corp. of New Albany, Mississippi; Director of the Nashoba Bank and Chairman of the Board of the Gentry Furniture Corporation. He serves as Chairman of the Finance and Business Strategy Committee and a member of the Personnel and Compensation Committee.

W. A. Taylor, Jr. - Chairman of the Board of Taylor Machine Works of Louisville, Mississippi. He serves as Chairman of the Nominating and Stockholder Relations Committee and a member of the Personnel and Compensation Committee.

Monroe M. Wright-Senior Vice President and Treasurer of the Corporation and of Dixie Life since February 1993 and Chief Operating Officer since January 1, 1994. He was a practicing CPA for 24 years prior to joining the
Corporation and served as a shareholder in Horne CPA Group from 1990 until January 1993 and as a sole practitioner from 1987 to 1990.
                          ------------------------

         The Corporation was the subject of an investigation by the Securities and Exchange Commission (SEC), which was resolved by means of a settlement. Pursuant to the settlement, on March 9, 1994, the United States District Court for the District of Columbia entered final judgments of permanent injunction against the Corporation and Robert B. Neal, a Director and President of the Corporation. The judgments were entered on the basis of a complaint filed by the SEC. The Corporation and Mr. Neal each consented to the entry of final judgments of permanent injunction without admitting or denying the allegations contained in the SEC's complaint. The final judgments to which the Corporation and Mr. Neal consented enjoin them from violating or

                                   26(C)
aiding and abetting future violations of sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules thereunder.

ITEM 11 - EXECUTIVE COMPENSATION

          The following Summary Compensation Table sets forth, for each of the last three years, information concerning the total compensation paid or awarded to the Corporation's Chief Executive Officer and all other executive officers whose total compensation exceed $100,000, for services rendered in all capacities to the Corporation and its subsidiaries.

                        SUMMARY COMPENSATION TABLE
Name
and
Principal                       Annual Compensation            All Other
Position            Year        Salary        Bonus            Compensation
- ----------          ------     ---------     --------          --------------

Robert B. Neal      1994       $125,269        None              $2,505(1)
President           1993       $125,269        None              $2,575(1)

                                   26(D)

Name
and
Principal                       Annual Compensation            All Other
Position             Year       Salary        Bonus            Compensation
- ----------           ------    ---------     -------          ---------------
 (cont'd)            1992      $121,739      $3,477              $1,217(1)

Monroe M. Wright     1994      $100,000        None              $1,000(1)
Senior Vice          1993(2)     85,000      10,000                 -0-
President
Treasurer and Chief
Operating Officer

         (1) Includes the Company's contributions under its qualified profit sharing plans for employees, including officers.

         (2) Commenced employment January 1993.

          In 1994 no stock options were granted to or exercised by Robert B. Neal or Monroe M. Wright and Mr. Wright holds no unexercised options as of December 31, 1994. The following table sets forth information as of December 31, 1994, concerning the unexercised options held by Mr. Neal. None of the options held by Mr. Neal were in-the-money at December 31, 1994. Options are in-the-money when the fair market value of the underlying common stock exceeds the exercise price of the option. The closing prices of the Corporation's common stock on December 31, 1994 were $.50 bid and $.625 ask per share.

                                   26(E)

                               FISCAL YEAR END OPTION VALUES

                  Number of Unexercised Options      Value of Unexercised
                       at December 31, 1994          In-the-Money Options
                  -----------------------------      at December 31, 1994
 Name           Exercisable          Unexercisable    --------------------

Robert B. Neal    28,570                   0                  N/A


        At a meeting held on March 24, 1995, the Corporation's Board of Directors approved granting to each director an option to purchase 5,000 shares of the Corporation's Common Stock at the average of the bid and asked price as quoted by NASDAQ on April 3, 1995. The options may be exercised 20% per year beginning March 31, 1996 and expire March 31, 2000. If a person ceases being a director of the Corporation, his option will be canceled
30 days thereafter.

         Compensation of Directors

        Directors who are also officers of the Corporation receive no additional compensation for serving on the Corporation's Board or committees thereof. All other directors are paid $550 for each Board or committee meeting they attend. During 1994, Rubel Phillips, Chairman of the Board of Directors throughout 1994, was paid $17,000 for his services as Chairman and S.L.
Reed, Jr., was paid $9,800 for his services as Vice Chairman of the Board. As a group, Directors who were not officers were paid $63,700 during 1994.

         Compensation Committee Interlocks and Insider Participation

        During 1994, the Compensation Committee of the Corporation's Board of Directors consisted of Rubel L. Phillips, Chairman, Edgar L. McKenzie, Samuel Leroy Reed, Jr., William A. Taylor Jr., and Zach Taylor, Jr., none of whom was an executive officer of the Corporation. Mr. Taylor holds or controls $200,000 principal amount of the Corporation's Convertible Notes due May 1, 1995. See "Item 13 - Certain Relationships and Related Transactions."

                                   26(F)

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

        (a)  Security Ownership of Certain Beneficial Owners

         The following table sets forth pertinent information as to the beneficial ownership of the Company's common stock as of March 15, 1995, of persons known by the Company to be holders of 5% or more of such common stock. Information as to the number of shares beneficially owned has been furnished by the persons named in the table.

   Name and Address                Shares
   of Beneficial                   Beneficially              Percent
   Owner                           Owned                     of Class
   ----------------                -------------             ---------
   American Capitol                 1,000,144(1)               10.6%
    Insurance Company
   10555 Richmond Avenue
   Houston, Texas  77042

   S. L. Reed, Jr.                    590,942                   7.0%
   120 North Congress Street
   Jackson, MS  39201

                                   26(G)

   Name and Address                Shares
   of Beneficial                   Beneficially              Percent
   Owner                           Owned                     of Class
   ----------------                -------------             ---------
   (cont'd)
   Robert B. Neal                     533,768(2)                6.2%
   c/o Dixie National Corporation
   3760 Interstate 55 North
   Jackson, MS 39211

   W. A. Taylor, Jr.                  434,815(2)                5.0%
   939 West Main
   Louisville, MS  39339

     (1) Includes 1,000,000 shares issuable upon conversion of the Company's Convertible Notes due May 1, 1995. See "Item 13 - Certain Relationships and Related Transactions." The share ownership of American Capitol Insurance Company is as shown in a Schedule 13G, dated July 28, 1993, filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Schedule 13G states that it is filed jointly by American Capitol Insurance Company, a wholly-owned subsidiary of Acap Corporation, which is 53% owned by Fortune National Corporation, which is 60% owned by InsCap Corporation, which, in turn, is 40% owned by William P. Guest. According to the Schedule 13G these companies are organized in Texas, Delaware, Pennsylvania and Delaware, respectively.

     (2) Includes shares issuable upon exercise of stock options and conversion of Convertible Notes.

      Shares of the Corporation's Common Stock were purchased in the November Transaction described in "Item 1 - Business -(a) General Development of Business under "Recent Developments- Sale of Common Stock " by the following persons, in the amounts indicated in the table.




                                   26(H)

                                                                   Percent of
Name and Address               Shares Purchased                    Class
- ----------------              ------------------                  ------------
Argere Holding SA                  420,000                           4.99%
18 Boulevard Royal
L-2449 Luxembourg
Luxembourg

EUR AM B.V.                        420,000                           4.99%
European Consultants
P.O. Box 71728
1008 DE Amsterdam
Netherlands

LaRoche Holding S.A.               420,000                           4.99%
c/o F. Weinberg
44 Rue Du Moulin
57140 Saulny
France

LaSalle Investment LTD.            420,000                           4.99%
c/o Sagem-JC Roder
14 Cours de Rive
1204 Geneve
Switzerland

                                   26(I)

        (b)  Security Ownership of Management

         The following table sets information as to the beneficial ownership of the Company's common stock as of March 15, 1995, by each director, each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group.
                                  Shares
Name of                           Beneficially                Percent
Beneficial Owner                  Owned                       of Class
- ----------------                  ------------                --------
T. H. Etheridge                    211,827(1)                   2.5%

Robert B. Neal                     533,768(1)(2)(3)             6.2%

Joe D. Pegram                       23,043                  Less than 1%


                                   26(J)

                                   Shares
Name of                            Beneficially               Percent
Beneficial Owner                   Owned                      of Class
- ----------------                   ------------               --------
S. L. Reed, Jr.                    590,942(1)                   7.0%

Herbert G. Rogers, III             102,128(1)                   1.2%

W. A. Taylor, Jr.                  434,815(1)(2)(3)             5.0%

John E. Haggar                       2,000                    Less than 1%

Dennis Nielsen                       7,200                    Less than 1%

James G. Ricketts                      0                          0%

Monroe M. Wright                       0                          0%

Directors and
executive officers as
a group (12 persons)            2,473,862(4)                   27.8%
- -----------------

                                   26(K)

         (1) Includes shares held in the name of spouse, minor child or other relatives or persons, as to some of which shares the owner named has shared voting or investment power, but as to which beneficial ownership is disclaimed, as follows: T. H. Etheridge -37,510 shares; Robert B. Neal - 1,368 shares;
S. L. Reed, Jr. - 482,078 shares; Herbert G. Rogers, III - 27,479 shares; and W. A. Taylor, Jr. -234,815 shares.

         (2) Includes shares issuable upon exercise of stock options as follows: Robert B. Neal - 28,570 shares.

         (3) Includes shares issuable upon conversion of Convertible Notes, as follows: Robert B. Neal - 100,000 shares; and W. A. Taylor, Jr. - 200,000 shares.

         (4) Includes all shares issuable upon exercise of stock options and conversion of Convertible Notes and shares held in the name of spouse, minor child or other relatives or persons, as to which beneficial ownership is disclaimed.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain executive officers, directors and/or holders of record or beneficially of more than 5% of the Corporation's Common Stock hold more than $60,000 of the Corporation's Convertible Notes which are due May 1, 1995. The Corporation expects to satisfy the Convertible Notes at maturity either by payment or otherwise. The following table summarizes such holdings:









                                   26(L)

                                                                   Amount of
Holder                               Relationship                   Holdings
- -------                              -----------                   ----------
American Capital Insurance Company    5% Owner                     $1,000,000

Robert B. Neal                        Director, Executive             100,000
                                      Officer and 5% Owner

W. Cleopha Pigg                       Director until                  100,000
                                      January 24, 1995

W.A. Taylor                           Director and                    200,000(1)
                                      5% Owner

         (1) Includes $100,000 held by Taylor Equipment & Machine Tool Corp., of
         which  Mr.   Taylor  is  Chairman  of  the  Board  and  a   significant
         stockholder.

         See "Recent Developments - Sale of Common Stock" under "Item 1-
Business -

                                   26(M)

(a) General Development of Business" as to the proposed issuance of shares of the Corporation's Common Stock in exchange for shares, and an option for shares, of PMM Common Stock, and the interests of certain persons therein.

                                   26(N)

                                          PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


  (a) 1 and 2. Financial Statements and Financial Statement Schedules of Dixie National Corporation and Subsidiaries.
See separate Index to Financial Statements and Financial Statement Schedules on page 31.


      3. Exhibits


Exhibit
Number           Description                                Incorporation by Reference to
- -------          -----------                                -----------------------------

(2)(a)           Restated Agreement dated as of October     Registrant's Quarterly Report on
                 27, 1994 between Dixie National            Form 10-Q for the nine months
                 Corporation and Universal Management       ended September 30, 1994.
                 Services

(2)(b)           Letter of Intent between Dixie
                 National Corporation and Standard
                 Management Corporation dated
                 March 6, 1995.

(3)(a)(1)        Articles of Incorporation as               Registrant's Annual Report on
                 amended and restated                       Form 10-K for the year ended
                                                            December 31, 1985.  Exhibit
                                                            (3a)

(3)(a)(2)        Articles of Amendment to the
                 Articles of Incorporation of
                 Dixie National Corporation dated
                 May 23, 1986

(3)(a)(3)        Articles of Amendment to the
                 Articles of Incorporation of
                 Dixie National Corporation dated
                 January 24, 1995

(3)(b)           By-Laws, as amended                        Registrant's Annual Report on
                                                            Form 10-K for the year ended
                                                            December, 31, 1990.  Exhibit
                                                            (3(b).

Exhibit
Number           Description                                Incorporation by Reference to
- -------          -----------                                -----------------------------
(4)(a)(1)        Loan Agreement, dated May 3,               Registrant's Quarterly Report on
                 1993, between Dixie National               Form 10-Q for the three months
                 Corporation and Trustmark                  ended March 31, 1993.  Exhibit
                 National Bank, including letter            (4)(a)(i).
                 of May 11, 1993 which amends
                 Section 4.02 (f) of the Loan
                 Agreement, and related Pledge
                 and Security Agreement

(4)(a)(2)        Amendment, dated February 28,              Registrant's Current Report on
                 1994, to Loan Agreement dated May          Form 8-K dated February 28, 1994.
                 3, 1993, between the Corporation           Exhibit (4)(a)(2).
                 and Trustmark.

(4)(a)(3)        Modification, dated February               Registrant's Current Report on
                 28, 1994, of Trustmark Loan.               Form 8-K dated February 28, 1994.

(4)(a)(5)        Amendment dated April 3, 1994,             Registrant's Annual Report on
                 to Loan Agreement dated May 3,             Form 10-K for the year ended
                 1993, between the Corporation              December, 31, 1993.  Exhibit
                 and Trustmark.                             (4)(a)(5).

(4)(a)(6)        Modification Agreement, dated              Registrant's Annual Report on
                 April 13, 1994, to Note dated              Form 10-K for the year ended
                 May 3, 1993 of the Corporation             December 31, 1993.  Exhibit
                 to Trustmark                               (4)(a)(6).

(4)(b)(1)        Form of Dixie National Corporation         Registrant's Current Report on
                 Subordinated Convertible Callable          Form 8-K dated April 30, 1993.
                 Fixed Interest Rate Note Due May
                 1, 1995

(10)(a)*         Incentive Stock Option Plan                Registrant's Annual Report on
                 of 1982                                    Form 10-K for the year ended
                                                            December 31, 1990.  Exhibit

(10)(b)*         Incentive Stock Option Plan                Proxy Statement relating to
                 of 1988                                    the Annual Meeting of
                                                            Stockholders held on April 1,
                                                            1988.


Exhibit
Number           Description                                Incorporation by Reference to
- -------          -----------                                -----------------------------
(10)(c)          Indemnity Reinsurance                      Registrant's Annual Report on
                 Agreement between Dixie National           Form 10-K for the year ended
                 Life Insurance Company and Crown           December 31, 1992.  Exhibit
                 Life Insurance Company, effective          (10)(c).
                 as of September 30, 1992 including
                 Amendment Nos. 1, 2 and 3 thereto

(10)(c)(1)`      Amendment No. 4 to Indemnity               Registrant's Quarterly Report on
                 Reinsurance Agreement between              Form 10-Q for the six months
                 Dixie National Life Insurance              ended June 30, 1993.  Exhibit
                 Company and Crown Life Insurance           (10)(c)(1).
                 Company

(10)(c)(2)`      Amendment No. 5 to Indemnity               Registrant's Quarterly Report on
                 Reinsurance Agreement between              Form 10-Q for the nine months
                 Dixie National Life Insurance              ended September 30, 1994.
                 Company and Crown Life Insurance
                 Company

(10)(d)          Trust Agreement dated as of                Registrant's Annual Report on
                 September 30, 1992 among                   Form 10-K for the year ended
                 Dixie National Life Insurance              December 31, 1992.  Exhibit
                 Company, Crown Life Insurance              (10)(d).
                 Company and Trustmark National
                 Bank, as Trustee.

(10)(f)          Automatic YRT Reinsurance                  Registrant's Amendment No.
                 Agreement, effective March                 1 to Form S-2 Registration
                 21, 1984, between Dixie National           No. 33-41488. Exhibit 10(b).
                 Life Insurance Company, Frankona
                 America Life Reassurance Company
                 ("Frankona"), as amended

(10)(g)          Automatic Coinsurance                      Registrant's Amendment No.
                 Agreement, effective March                 1 to Form 2-2.  Registration
                 21, 1984, between Dixie National           Statement No. 33-41488.
                 Insurance Company and Frankona,            Exhibit 10(c).
                 as amended

(10)(h)          Automatic YRT Reinsurance                  Registrant's Amendment No.
                 Agreement, effective                       1 to Form S-2 Registration
                 January 1, 1985, between                   Statement No. 33-41488.
                 Dixie National Life Insurance              Exhibit 10(d).
                 Company and Frankona, as
                 amended.

Exhibit
Number           Description                                Incorporation by Reference to
- -------          -----------                                -----------------------------
(10)(i)          Automatic YRT Reinsurance                  Registrant's Amendment No.
                 Agreement, effective April                 1 to Form S-2 Registration
                 1, 1987, between Dixie National            Statement No. 33-4148
                 Life Insurance Company and                 Exhibit 10(e).
                 Frankona, as amended.

(10)(j)          Bulk Accidental Death and                  Registrant's Amendment No.
                 Dismemberment Benefit                      1 to Form S-2 Registration
                 Reinsurance Agreement                      Statement No. 33-41488.
                 effective May 11, 1989,                    Exhibit 10(f).
                 between Dixie National Life
                 Insurance Company and Frankona

(10)(k)          Quota Share Coinsurance and                Registrant's Current Report on
                 Assumption Reinsurance Agreement           Form 8-K dated September 16,
                 by and between Central United Life         1994.
                 Insurance Company and Dixie National
                 Life Insurance Company (Exhibits
                 except Exhibit C, have been omitted)

(22)             Subsidiaries of the Registrant             Registrant's Annual Report on
                                                            Form 10-K for the year ended
                                                            December 31, 1991.  Exhibit 22.


*Management contract or compensatory plan.

                 Registrant agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

                 Schedules other than those referred to above are omitted for the reason that they are not required, are not applicable, or the required information is shown in the financial statements or notes thereto, or is incorporated by reference.

                 (b)  Reports on Form 8-K

                 The Corporation filed the following reports on Form 8-K during the last quarter of the year ended December 31, 1994:

                 Date of Current Report
                 (or Amendment)                   Items Reported
                 ----------------------           --------------
                 November 29, 1994                 Items 5.  Other Events.  (Sale of 2,000,000
                                                   shares of Common Stock.)


                 (c)  Exhibits required by Item 601 of Regulation S-K

                 The exhibits listed in Item 14(a)3 of this report, and not incorporated by reference, follow "SIGNATURES." See "Exhibit Index."

                 (d)  Financial statement schedules required by Regulation S-X

                 The financial statement schedules required by Regulation S-X, filed herewith, are identified in the Index to Financial Statements and Financial Statement Schedules on page 31.

                  DIXIE NATIONAL CORPORATION AND SUBSIDIARIES


        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                                PAGE
                                                                                                ----

Report of independent certified public accountant                                                33

Consolidated balance sheets as of December 31, 1994 and 1993                                     35

Consolidated statements of operations for the three years ended
  December 31, 1994                                                                              36

Consolidated statements of stockholders' equity for the three
  years ended December 31, 1994                                                                  37

Consolidated statements of cash flows for the three years ended
  December 31, 1994                                                                              38

Notes to Consolidated Financial Statements                                                       39

Report of the independent certified public accountant on
  financial statement schedules                                                                  52

Schedule III - Condensed Financial Information of Registrant                                     53

Schedule VI - Reinsurance                                                                        57

Schedule VIII - Valuation and Qualifying Accounts                                                57


                          INDEPENDENT AUDITOR'S REPORT





To The Shareholders
Dixie National Corporation
Jackson, Mississippi



We have audited the accompanying consolidated balance sheets of Dixie National Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dixie National Corporation and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Corporation and subsidiaries will continue as a going concern. As discussed in Note 9. to the consolidated financial statements, the Company does not have available the resources to satisfy its short-term debt requirements.

This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HORNE CPA GROUP

Jackson, Mississippi
March 20, 1995, except for Note 16.,
  as to which the date is March 24, 1995

CONSOLIDATED BALANCE SHEETS
DIXIE NATIONAL CORPORATION

                                                                                 December 31,
                                                                                 ------------

                                                                              1994             1993
                                                                              ----             ----
ASSETS
Investments
   Fixed maturities at market at December 31, 1994
      (amortized cost  $18,489,000) and amortized cost
      at December 31, 1993 (market approximately
      $13,631,000)                                                         $17,332,660      $13,489,902
Policy loans                                                                 3,060,185        3,025,981
Common stock                                                                 2,000,000
Government guaranteed student loans, less
   allowance for uncollectible loans of $464,603 at
   December 31, 1994 and $504,981 at December
   31, 1993                                                                  5,978,288        7,159,975
Short-term investments                                                       4,860,347        3,040,448
Cash and cash equivalents                                                      459,109        4,655,458
                                                                           -----------      -----------
                                            TOTAL INVESTMENTS               33,690,589       31,371,764


Accounts receivable, less allowance for doubtful accounts
   of $195,895 at December 31, 1994 and $480,000 at
   December 31, 1993                                                           787,419        1,534,392
Accrued investment income                                                      412,705          380,411
Deferred policy acquisition costs, net                                       6,626,230       19,759,110
Value of life insurance purchased, net                                       1,589,356        1,749,356
Property and equipment less accumulated depreciation
   of $1,482,500 at December 31, 1994 and $1,362,936 at
   December 31, 1993                                                           584,694          608,212
Other assets                                                                   886,459          852,489
                                                                           -----------      -----------
                                                 TOTAL ASSETS              $44,577,452      $56,255,734
                                                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities
   Future policy benefits                                                  $27,538,803      $34,904,591
   Unearned premiums                                                                            746,720
   Other policy claims and benefits payable                                    240,766          987,260
   Other policyholders' funds                                                  829,530          889,715
                                                                           -----------      -----------
                                     TOTAL POLICY LIABILITIES               28,609,099       37,528,286

Notes payable and other debt                                                 6,103,839        6,253,670
Income taxes                                                                     3,599          983,449
Accrued liabilities and expenses                                               679,460          829,084
                                                                           -----------      -----------
                                            TOTAL LIABILITIES               35,345,997       45,594,489

STOCKHOLDERS' EQUITY
Common Stock, $1 par value authorized 10,000,000 shares; issued
   8,424,973 shares and 6,424,973 at December 31, 1994
   and 1993, respectively; outstanding 8,394,973 shares and
   6,394,973 shares at December 31, 1994 and 1993, respectively              8,394,973        6,394,973
Retained earnings                                                            1,711,493        4,266,272
Unrealized holding losses on investments available for sale                   (925,011)
                                                                           -----------      -----------
                                   TOTAL STOCKHOLDERS' EQUITY                9,181,455       10,661,245
                                                                           -----------      -----------
                                        TOTAL LIABILITIES AND
                                         STOCKHOLDERS' EQUITY              $44,577,452      $56,255,734
                                                                           ===========      ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
DIXIE NATIONAL CORPORATION



                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                              1994             1993             1992
                                                                              ----             ----             ----
REVENUES
   Premiums                                                                 $ 9,516,157     $19,499,289     $17,178,510
   Net investment income                                                      2,133,635       2,005,075       2,157,848
   Realized investment gains (losses)                                             1,551          25,580         (24,494)
                                                                            -----------    ------------     -----------
                                                 TOTAL REVENUES              11,651,343      21,529,944      19,311,864


BENEFITS AND EXPENSES
   Benefits and claims to policyholders                                       6,573,216      12,573,809      10,092,459
   Amortization of deferred policy acquisition costs and
      value of insurance purchased                                            1,420,943       2,506,419       2,056,889
   Commissions, net                                                           1,893,838       3,509,301       2,722,167
   General expenses, net                                                      2,187,114       2,510,047       2,072,636
   Interest expense                                                             449,550         571,026         599,810
   Insurance taxes, licenses and fees                                           514,579         705,170         669,113
   Loss on sale of accident and health business                               1,196,811         324,511
                                                                            -----------    ------------     -----------
                                    TOTAL BENEFITS AND EXPENSES              14,236,051      22,700,283      18,213,074
                                                                            -----------    ------------     -----------
                                     INCOME BEFORE INCOME TAXES              (2,584,708)     (1,170,339)      1,098,790
Income tax benefit (expense)                                                     29,929         213,201        (249,806)
                                                                            -----------    ------------     -----------
                                               NET INCOME (LOSS)            $(2,554,779)   $   (957,138)    $   848,984
                                                                            ===========    ============     ===========

Primary and fully diluted net income
   (loss) per share                                                         $      (.39)   $       (.15)    $       .13
                                                                            ===========    ============      ==========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DIXIE NATIONAL CORPORATION
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                                             Unrealized
                                                               Common         Retained        Holding
                                                                Stock         Earnings        Losses              Total
                                                               ------         --------       ----------           -----

Balance January 1, 1992                                    $6,424,973       $4,380,050        $                $10,805,023
Net income for 1992                                                            848,984                             848,984
Common Stock purchased by subsidiary                          (30,000)          (5,624)                            (35,624)
                                                           ----------       ----------        ---------        -----------
                           BALANCE DECEMBER 31, 1992        6,394,973        5,223,410                         $11,618,383
Net loss for 1993                                                             (957,138)                           (957,138)
                                                           ----------       ----------        ---------        -----------
                           BALANCE DECEMBER 31, 1993        6,394,973        4,266,272                          10,661,245
Net loss for 1994                                                           (2,554,779)                         (2,554,779)
Unrealized holding losses on investments available for
   sale                                                                                       $(925,011)          (925,011)
Common Stock issued                                         2,000,000                                            2,000,000
                                                           ----------       ----------        ---------        -----------
                           BALANCE DECEMBER 31, 1994       $8,394,973       $1,711,493        $(925,011)       $ 9,181,455
                                                           ==========       ==========        =========        ===========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DIXIE NATIONAL CORPORATION


                                                                                              Year ended December 31,
                                                                                  1994                1993                  1992
                                                                                  ----                ----                  ----
Cash flows from operating activities:
   Net income (loss)                                                       $(2,554,779)       $   (957,138)          $   848,984
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Loss on sale of accident and health business                       1,196,811             324,511
          Increase in policy liabilities                                     2,155,070           2,952,775             1,682,675
          Amortization                                                       1,420,943           2,506,419             2,056,889
          Increase (decrease) in deferred income taxes                        (748,597)           (278,991)              117,552
          Decrease in accrued liabilities                                     (149,625)           (251,709)             (270,205)
          Policy acquisition costs deferred                                 (1,285,902)         (3,642,818)           (4,118,793)
          Decrease in accounts receivable                                    1,623,993             163,070               310,800
          Depreciation                                                         119,564             117,910               160,272
          Other, net                                                           (37,996)           (199,712)               82,763
                                                                          ------------         -----------           -----------
                                            NET CASH PROVIDED BY
                                            OPERATING ACTIVITIES             1,739,482             734,317               870,937
Cash flows from investing activities:
   Proceeds from investments sold or matured:
      Fixed maturities:
         Maturities                                                          2,326,044              14,500               151,000
         Calls                                                                 890,845           2,472,358             2,405,817
         Sales                                                                 224,500                                 3,418,054
      Repayment of policy and student mortgage loans                         2,099,864           1,976,751             1,578,475
   Cost of investments acquired;
         Fixed maturities                                                   (8,458,904)         (9,038,606)             (678,633)
         Policy and student loans                                             (952,404)         (1,099,649)           (1,027,537)
   Temporary investments, net                                               (1,819,899)          8,472,377            (6,567,829)
   Additions to property and equipment                                         (96,046)            (20,557)              (12,452)
   Proceeds from sale of property and equipment                                                      3,538               109,381
                                                                          ------------         -----------           -----------
                                       NET CASH PROVIDED (USED)
                                        BY INVESTING ACTIVITIES             (5,786,000)          2,780,712              (623,724)
Cash flows from financing activities:
   Proceeds from borrowing                                                                       1,515,000
   Payments on debt                                                           (149,831)         (2,264,847)             (832,217)
                                                                          ------------         -----------           -----------
                                               NET CASH USED BY
                                        BY FINANCING ACTIVITIES               (149,831)           (749,847)             (832,217)
                                                                          ------------         -----------           -----------
                                     NET (DECREASE) INCREASE IN
                                   CASH AND CASH EQUIVALENTS                (4,196,349)          2,765,182              (585,004)
Cash and cash equivalents at beginning of year                               4,655,458           1,890,276             2,475,280
                                                                          ------------         -----------           -----------
                                   CASH AND CASH EQUIVALENTS
                                   AT END OF YEAR                         $    459,109         $ 4,655,458           $ 1,890,276
                                                                          ============         ===========           ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for income taxes                                         $    718,668         $     5,824           $   259,887
                                                                          ============         ===========           ===========
   Cash payments for interest                                             $    505,318         $   552,459           $   623,636
                                                                          ============         ===========           ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Lease obligation incurred for new data processing equipment                                 $     8,061           $   315,287
                                                                                               ===========           ===========
   Notes issued in exchange for debentures                                                     $   485,000
                                                                                               ===========
   Common Stock issued for equity securities of
      nonaffiliated company                                                $ 2,000,000
                                                                           ===========




See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIXIE NATIONAL CORPORATION
DECEMBER 31, 1994


NOTE 1--SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP").

Principles of Consolidation: The consolidated financial statements include the financial statements of Dixie National Corporation (Corporation), its wholly-owned subsidiaries and Dixie National Life Insurance Company (Dixie
Life), which is approximately 99% owned (collectively Company). The interests of minority stockholders are not material. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments: At December 31, 1994, the Company's investments are reported in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (FAS 115) which was issued by the Financial Accounting Standards Board in 1993 and effective for 1994 financial statements. As a result the carrying basis for investments is different in 1994 than in 1993.

At December 31, 1994, fixed maturity investments are all classified as available for sale and are carried at market value. Unrealized market gains and losses are reported as a separate component of stockholders' equity.
Equity securities are classified as trading, which, under the provisions of FAS 115, are reported at market with unrealized market gains or losses being reflected in operations. Because of the provisions of an agreement with Universal Management Services (UMS) discussed in Notes 3 and 16, equity securities are reported at cost at December 31, 1994. At December 31, 1993 fixed maturity investments were carried at amortized cost.

Realized gains and losses on the disposition of fixed maturity investments are determined on the specific identification basis and are reported in operations when realized.

Policy loans are stated at the amounts loaned to policyholders and are collateralized by assignment of the cash value of underlying policies. Student loans are carried at cost less an allowance for uncollectible amounts. Short-term investments will be held to maturity and are due in one year or less and are carried at cost which approximates market.

Cash and Cash Equivalents: Cash and cash equivalents include cash in banks and money-market investments which carry no withdrawal restrictions.

Recognition of Premium Revenue and Related Expenses: Premiums for traditional life insurance contracts are reported as revenue over the premium-paying period of the policy. Premiums for fixed premium interest sensitive products are added to the policy account value and revenues for such products are recognized as charges to the account value for mortality, administration and surrenders (retrospective deposit method). Profits are also earned to the extent that investment income exceeds policy requirements. The related benefits and expenses are matched with revenues through the provision for future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned.

Future Policy Benefits: The liability for future policy benefits interest sensitive products is represented by the policy account value. The liability for future policy benefits for all other life and health products is provided on the net level premium method based on estimated investment yields, mortality, morbidity, persistency and other assumptions. Assumptions are based upon Dixie Life's experience and industry experience, where appropriate, with provision for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. If it is determined future experience will probably differ significantly from that previously assumed, the estimates are revised.

Deferred Acquisition Costs: The costs of acquiring new insurance business are deferred. Such deferred costs consist principally of excess first year sales commissions, as well as underwriting expenses and certain other expenses.

Deferred acquisition costs for other than interest sensitive products are amortized with interest over an estimate of the premium- paying period of the policies in a manner which charges each year's operations in proportion to the receipt of premium income. For interest sensitive products, acquisition costs are amortized with interest in proportion to estimated gross profits. The assumptions used as to interest, withdrawals and mortality are consistent with those used in computing the liability for future policy benefits and expenses. If it is determined future experience will probably differ significantly from that previously assumed, the estimates are revised.

Value of Life Insurance Purchased: Value of life insurance purchased is being amortized over 12 years, the expected life of the income stream.

Property and Equipment: Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of these assets.

Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for changes in tax laws and rates on the date of enactment.

Earnings Per Share: Earnings per share are based on the weighted average number of common stock and common stock equivalents outstanding during the year.

Reinsurance: Dixie Life cedes and assumes insurance risks with other companies. Liabilities for future policy benefits, premiums and expenses are reported after deduction of amounts relating to policy specific reinsurance ceded and addition of amounts relating to policy specific reinsurance assumed.

Reclassification: Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform to 1994 presentation. These reclassifications had no effect on amounts previously reported as stockholders' equity or net income.

NOTE 2--STATUTORY ACCOUNTING

Dixie Life is required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP.

The excess, if any, of Dixie Life's stockholders' equity on a GAAP basis over that determined on a statutory basis is not available for distribution to Dixie Life's stockholders. Mississippi law governing insurance companies further restricts payment of dividends to the lessor of (1) the prior year statutory net income plus the excess of statutory net income for the second and third preceding years over distributions in the first and second preceding years or (2) 10% of statutory stockholders' equity. Dixie Life can distribute approximately $200,000 in 1995 without approval of the Mississippi Department of Insurance. The Department can grant permission for extraordinary dividends in excess of the limitations imposed by law.


A reconciliation of Dixie Life's statutory net income to the Company's consolidated GAAP net income is as follows:

                                                                        Year Ended December 31
                                                                        ----------------------
                                                               1994                  1993                 1992
                                                               ----                  ----                 ----

Statutory net income                                    $   260,165           $     3,348          $    96,003
Deferral of acquisition costs                             1,285,902             3,642,818            4,118,793
Amortization of acquisition costs                        (1,420,943)           (2,506,419)          (2,056,889)
Differences in insurance policy
  liabilities, excluding effect of
  sale of block of business                               1,775,875                55,079              180,501
Deferred income taxes                                       404,929               369,025             (188,503)
Premium income                                           (1,077,138)             (615,131)            (802,747)
Investment income                                            21,240                66,421             (120,301)
Commissions                                                                      (246,584)            (178,458)
Interest expense                                           (449,550)             (571,026)            (599,810)
General insurance expenses                                  663,558               420,741              658,719
Write off of agent advances                                 366,661               766,584
Supplementary contracts                                    (131,073)              (83,079)            (214,998)
Other                                                       265,182               190,596              (43,326)
STAT Bond write off of Vanguard
   Debenture                                              2,000,000
GAAP Loss on sale of accident and health business        (1,196,811)             (324,511)
STAT gain on sale of accident and health  business       (5,322,776)           (2,125,000)
                                                        -----------           -----------          -----------
GAAP Net Income (Loss)                                  $(2,554,779)          $  (957,138)         $   848,984
                                                        ===========           ===========          ===========


A reconciliation of Dixie Life's statutory stockholders' equity to the Company's consolidated GAAP stockholders' equity is as follows:

                                                                                          December 31
                                                                                          -----------
                                                                                  1994                 1993
                                                                                  ----                 ----
Statutory Stockholders' Equity                                                $ 6,280,400          $ 3,130,064

Differences in insurance policy liabilities                                      (984,870)          (7,850,857)
Deferred acquisition costs                                                      6,626,230           19,759,110
Deferred income taxes                                                              61,459           (1,083,861)
Debt of parent company                                                         (5,933,050)          (6,030,369)
Asset Valuation Reserve                                                           129,809              115,726
Value of life insurance purchased                                               1,589,356            1,749,356
Non-admitted assets                                                               252,049              652,593
Common stock issued                                                             2,000,000
Other                                                                            (869,857)             219,483
                                                                              -----------          -----------

  GAAP Stockholders' Equity                                                   $ 9,151,526          $10,661,245
                                                                              ===========          ===========


At December 31, 1994 Dixie Life is a party to an indemnification reinsurance agreement under which 90% of its retained life insurance in force at September 30, 1992 is reinsured. This transaction is accounted for as a financing transaction in the accompanying financial statements. Dixie Life's statutory financial statements include a reserve credit at December 31, 1994 of $1,985,000 related to this agreement which has the effect of increasing statutory stockholders' equity by that amount.

NOTE 3--INVESTMENTS


The Company's investments in fixed maturity securities available for sale are summarized as follows:

                                                          Amortized      Unrealized       Unrealized             Market
                                                             Cost           Gains           Losses               Value
                                                             ----           -----           ------               -----
December 31, 1994
  U.S. Government agencies and authorities              $ 8,966,030       $               $  504,706         $ 8,461,324
  States, municipalities and political subdivisions         511,461                            6,115             505,346
  Special revenue                                            10,278                              878               9,400
  Public utilities                                        2,041,142          23,637          121,159           1,943,620
  All other corporate                                     6,960,013          33,432          580,475           6,412,970
                                                        -----------       ---------       ----------         -----------
                                                        $18,488,924       $  57,069       $1,213,333         $17,332,660
                                                        ===========       =========       ==========         ===========


December 31, 1993
  U.S. Government agencies and authorities              $ 3,371,748       $  24,245       $   40,214         $ 3,355,779
  States, municipalities and political subdivisions         537,695           4,877              498             542,074
  Special revenue                                            56,719           3,592                               60,311
  Public utilities                                        1,936,724          83,405           17,649           2,002,480
  All other corporate                                     7,587,016         112,698           29,554           7,670,160
                                                        -----------       ---------       ----------         -----------
                                                        $13,489,902       $ 228,817       $   87,915         $13,630,804
                                                        ===========       =========       ==========         ===========


Maturities of fixed maturity securities held for sale at December 31, 1994 follow:


                                                                        Amortized           Market
                                                                          Cost              Value
                                                                        ---------           ------

Due in one year or less                                                 $ 1,165,901      $ 1,173,628
Due after one year through five years                                     2,064,466        1,971,423
Due after five years through ten years                                    4,768,972        4,437,274
Due after ten years                                                      10,489,585        9,750,335
                                                                        -----------      -----------
                                                                        $18,488,924      $17,332,660
                                                                        ===========      ===========


Fixed maturity and short-term investments with an approximate carrying amount of $2,400,000 were pledged to various state insurance departments for policyowner protection at December 31, 1994. At December 31, 1994, additional securities with an approximate carrying amount of $13,435,000 were pledged under the financing transaction reinsurance treaty (see Note 2).

Net investment income consists of the following:


                                                             1994            1993             1992
                                                             ----            ----             ----
Investment income
  Fixed maturities                                       $1,189,693      $  745,534       $  741,248
  Policy loans                                              170,142         159,666          181,426
  Student loans                                             398,719         538,027          659,379
  Interest on Accounts Receivable                           151,759         254,538          237,728
  Short-term investment                                     145,919         260,591          311,059
  Other                                                      77,403          46,719           27,008
                                                         ----------      ----------       ----------
           Net investment income                         $2,133,635      $2,005,075       $2,157,848
                                                         ==========      ==========       ==========


Net realized investment gains (losses) for the year ended December 31 are summarized as follows:


                                                               1994            1993            1992
                                                               ----            ----            ----

Realized gains                                              $12,002         $29,448         $39,947
Realized losses                                              10,451           3,868          64,441
                                                            -------         -------        --------
           Net realized gains (losses)                      $ 1,551         $25,580        $(24,494)
                                                            =======         =======        ========


In November 1994, the Corporation issued 2,000,000 shares of its Common Stock and received as consideration 1,230,770 shares of Alanco Environmental Resources, Inc. (Alanco) common stock with a market value at the date of the transaction of $2,000,000. Under the terms of the UMS agreement discussed in
Note 16, any market appreciation until June 30, 1995 may not be realized because the purchasers of the Corporation's Common Stock have the right to buy the Alanco shares for cash equal to the value on the day of the November Transaction. The purchasers have the obligation to cover any market depreciation, as defined, which might have occurred as of June 30, 1995. Therefore, the Alanco shares will be carried at cost until June 30, 1995. At December 31, 1994, market value of the Alanco shares based on the average of the closing bid and asked price, was $2,153,000.


NOTE 4--DEFERRED POLICY ACQUISITION COSTS


An analysis of deferred policy acquisition costs for the years ended December 31 follows:


                                                                               1994             1993                1992
                                                                               ----             ----                ----
Balance at beginning of year                                           $ 19,759,110      $18,787,222         $16,429,318
Deferred during the year:
  Commissions                                                               975,002        2,818,953           3,256,739
  Other Expenses                                                            310,900          823,865             862,054
                                                                       ------------      -----------         -----------
    Total Deferred                                                        1,285,902        3,642,818           4,118,793
Deferred policy acquisition costs on
   policies sold                                                        (13,157,839)        (324,511)
Amortized during the year                                                (1,260,943)      (2,346,419)         (1,760,889)
                                                                       ------------      -----------         -----------
Balance at end of year                                                 $  6,626,230      $19,759,110         $18,787,222
                                                                       ============      ===========         ===========


NOTE 5--VALUE OF LIFE INSURANCE PURCHASED


An analysis of the value of life insurance purchased for the years ended December 31 follows:


                                                                               1994             1993               1992
                                                                               ----             ----               ----
Balance at beginning of year                                              1,749,356       $1,909,356         $2,205,356
Amortized during the year                                                  (160,000)        (160,000)           (96,000)
Adjustment to comply with
  FASB EITF 92-9                                                                                               (200,000)
                                                                         ----------       ----------         ----------
Balance at end of year                                                   $1,589,356       $1,749,356         $1,909,356
                                                                         ==========       ==========         ===========

Estimated annual amortization of the value of life insurance purchased is approximately $160,000 in each of the next five years.


NOTE 6--PROPERTY AND EQUIPMENT


A summary of property and equipment at December 31 follows:


                                                                               1994           1993
                                                                               ----           ----
Home office property                                                  $     795,038       $   702,181
Data Processing Equipment                                                   818,149           814,960
Furniture, Equipment and Autos                                              454,007           454,007
                                                                      -------------       -----------
                                                                          2,067,194         1,971,148
Less accumulated depreciation                                             1,482,500         1,362,936
                                                                      -------------       -----------
                                                                      $     584,694       $   608,212
                                                                      =============       ===========

NOTE 7--FUTURE POLICY BENEFIT RESERVES

A summary of the assumptions used in determining the liability for future policy benefits at December 31, 1994 is as follows:


Life Insurance

Interest assumptions:

  Years of Issue                            Interest Rates
  --------------                            --------------
  1965-1982                                 8.5% graded to 4.5%
  1983-1984                                 12.5% graded to 8.0%
  1985-1991                                 9.0% graded to 6.0%
  1992-1994                                 6.0% graded to 5.0%

Mortality assumptions:


  Years of Issue                            Mortality Table
  --------------                            ---------------
  1965-1983                                 1955-60 Select and Ultimate Table
  1983-1994                                 1965-70 Select and Ultimate Table



Withdrawal assumptions:

  Linton B or Linton C Lapse Tables

Termination assumptions:

  Termination assumptions are based on Dixie Life's experience.


NOTE 8--PARTICIPATING BUSINESS

Life insurance policies are issued on both a participating and non-participating basis. The following summary presents the approximate percentages of participating life business to total life business for the years indicated:

                                                             1994        1993      1992
                                                             ----        ----      ----

Life insurance in force                                       5%          5%        3%
Life premium income                                           9%          5%        3%
Total number of life policies                                12%         11%        7%

The amount of dividends to be apportioned to participating policies is determined annually by the Board of Directors of Dixie Life. In the past, Dixie Life sold participating life insurance through a policy known as the Charter Contract as well as other participating policies. The Charter Contract policies contain a participation endorsement whereby Dixie Life agreed to apportion dividends to Charter Contract holders, as a group and on a pro rata basis, in an amount which equals at least 35% of Dixie Life's statutory net profits computed by a formula set forth in the policy. As discussed in Note 13, Dixie Life is defendant in litigation alleging that Dixie Life failed to properly pay dividends on its Charter Contract policies. As of December 31, 1994, Dixie

Life had participating policies in force with a total face amount of approximately $20,486,000 of which approximately $11,721,000 were Charter Contract policies.


NOTE 9--NOTES PAYABLE AND OTHER DEBT

The Company has the following notes payable at December 31:


                                                                           1994             1993
                                                                           ----             ----
Note payable to an insurance company (bank at
  December 31, 1993) bearing interest at
  1% above prime (9.5% at December 31, 1994)
  payable interest only monthly through
  February 1995, with original maturity March 31,
  1995, collateralized by common stock of
  Dixie Life (Term Loan)                                                 $3,688,746       $3,688,746

Note payable to a bank bearing interest at prime
  plus 3/4% (at December 31, 1994 and 1993, the
  rate was 9.25%), payable in monthly
  installments of $11,846 through January 5, 2001;
  secured by home office property                                           524,304          621,623


Convertible 10% notes due May 1, 1995 (Notes)
  with interest payable semi-annually until
  maturity, convertible to common stock on the
  basis of one share for each $1 of Note
  principal, collateralized by second security
  interest in common stock of Dixie Life                                  1,720,000        1,720,000

Obligation under capital lease                                              170,789          223,301
                                                                         ----------       ----------
                                                                         $6,103,839       $6,253,670
                                                                         ==========       ==========


In 1993, the Company replaced an existing note payable to a bank collateralized by common stock of Dixie Life with the Term Loan. In November 1994, the bank sold the Term Loan to Standard Life Insurance Company of Indiana. As discussed in Note 17, the terms of the proposed sale of Dixie Life effectively extend the due date of the Term Loan to closing of the sale or 90 days after any cancellation thereof.

The Term Loan agreement contains three covenants as follows:

         The Company must maintain consolidated tangible net worth, as defined, of not less than $9,000,000. At December 31, 1994, consolidated tangible net worth was $8,487,818.

         The Company must maintain a ratio of total liabilities to consolidated
         tangible net worth of not more than 4.5 to 1.   At December 31, 1994,
         this ratio was 4.17  to 1.

         The Company must cause Dixie Life to maintain statutory capital and surplus of not less than $3,500,000. At December 31, 1994, Dixie Life's statutory capital and surplus was $6,280,400.

An unwaived or uncured event of default under the term loan is an event of default under the Notes. Standard Life Insurance Company of Indiana has waived all defaults pending completion of the sale of Dixie Life and for 90 days after any cancellation thereof.

Notes in the aggregate amount of $550,000 are held or controlled by officers and directors of the Company.

As discussed above at December 31, 1994, the Corporation owed a subsidiary of Standard Management Corporation approximately $3,689,000 under a Term Loan originally due March 31, 1995. The Term Loan is now due at closing of the SMC Transaction or 90 days after the SMC Transaction in the event it is canceled by either party. Also, the Corporation's 10% Convertible Notes, in the amount of $1,720,000, are due May 1, 1995. Although the SMC Transaction provides a means to satisfy the Convertible Notes at closing, such notes are due before the anticipated closing date and there are no assurances that the Corporation will be able to extend such notes beyond their May 1, 1995 maturity, or effect any alternative accommodations. However, management is exploring several options and believes that the Convertible Notes will be satisfied or extended at their due date. All of the shares of Dixie Life owned by the Corporation were pledged to secure payment of the Term Loan and the Convertible Notes.

The lack of assurance that the SMC Transaction will be completed raises significant doubt about the Company's ability to continue as a going concern. Completion of the SMC Transaction together with an extension or timely repayment of the Convertible Notes would remove such uncertainties.

Management's plans in this regard include the following:

         1. Endeavor to complete the SMC Transaction, which contemplates cancellation of the Term Loan. The SMC Transaction would also enable the Corporation to satisfy the Convertible Notes, assuming their due date is extended.

         2. Seek to extend or secure an alternative means of paying the Convertible Notes. Liquidation of a portion of the Alanco shares is a possible source of repayment of at least a portion of the Convertible Notes.

         3. In the event the SMC Transaction is canceled by either party, searching for another purchaser of Dixie Life in the 90 days available to it beyond such cancellation before the Term Loan is due.

There are no assurances that any of these efforts will be successful.

Aggregate maturities of notes payable and the present value of net minimum lease payments at December 31, 1994, are as follows:


1995                                                              $5,572,519
1996                                                                 180,252
1997                                                                 142,110
1998                                                                 127,413
1999                                                                  81,545
                                                                  ----------
                                                                  $6,103,839
                                                                  ==========


NOTE 10--INCOME TAXES

The Company and its subsidiaries file a life-nonlife consolidated federal income tax return. The Internal Revenue Code contains several provisions which affect the consolidated tax provision, including a special deduction for small life insurance companies amounting to 60% of taxable income and limitations on the amount of nonlife taxable losses which can be used to reduce life insurance taxable income.

The accompanying balance sheet includes a liability for income taxes payable consisting of the following at December 31:

                                                                                           1994             1993
                                                                                           ----             ----
Income taxes payable:
  Currently payable                                                                  $   32,000         $600,000
  Net deferred                                                                          (28,401)         383,449
                                                                                     ----------         --------
                                                                                     $    3,599         $983,449
                                                                                     ==========         ========


Net deferred tax liabilities (assets) consists of the following components as of December 31:


                                                                                           1994             1993
                                                                                           ----             ----

Deferred tax liabilities:
  Deferred acquisition costs                                                           $597,100       $2,192,100
  Other Items                                                                            69,500          127,061
                                                                                       --------       ----------
                                                                                        666,600        2,319,161
Deferred tax assets:
  Policy liabilities                                                                     48,700        1,262,712
  Financing reinsurance                                                                 337,500          540,000
  FAS 115 adjustment                                                                    196,500
  Provisions for uncollectible
    receivables                                                                         112,301          133,000
                                                                                       --------       ----------
                                                                                        695,001        1,935,712
                                                                                       --------       ----------
      NET LIABILITY (ASSET)                                                            $(28,401)      $  383,449
                                                                                       ========       ==========


Income tax (expense) benefit for the year ended December is summarized as follows:


                                                                       1994             1993             1992
                                                                       ----             ----             ----

Current                                                              $(381,900)      $(155,000)       $ (73,390)
Deferred                                                               411,849         368,201         (176,412)
                                                                     ---------       ---------        ---------
                                                                     $  29,929       $ 213,201        $(249,806)
                                                                     =========       =========        =========


The Company's effective income tax expense differs from the expense determined by applying the 34% statutory federal income tax rate to income before income taxes as follows:


                                                               1994               1993                   1992
                                                               ----               ----                   ----
Expected tax benefit (expense)
 at statutory federal income tax rate                       $ 878,800          $ 398,000              $(373,589)
Special deductions                                           (583,085)          (199,000)               197,838
Alternative Minimum Tax                                        97,000             47,000                (33,870)
Change in deferred taxes on policy liabilities               (362,786)
Other                                                                            (32,799)               (40,185)
                                                            ---------          ---------              ---------
  Total income tax benefit (expense)                        $  29,929          $ 213,201              $(249,806)
                                                            =========          =========              =========

In 1994, a change in deferred taxes on policy liabilities, resulting from an incorrect estimate of the tax basis policy benefits at December 31, 1993, caused a $362,786 reduction of the 1994 tax benefit credited to operations.

Prior to 1984, a portion of taxable income was excluded from current taxation and accumulated in a special tax return memorandum account. The December 31, 1983 balance of approximately $876,600 is frozen and will be taxed only if distributed or if it exceeds certain prescribed limits. Deferred income taxes have not been provided on this balance since the Company does not intend to take action nor does it expect events to occur that would cause tax to be payable on that amount.

NOTE 11-SALE OF BLOCK OF BUSINESS

Dixie Life has sold virtually all of its in force accident & health insurance business to unaffiliated insurance companies in two transactions. Both transactions were closed in 1994 although the first was effective December 31, 1993.

In the first transaction, Dixie Life sold all of its in force cancer insurance in South Carolina for $2,125,000, resulting in a statutory gain equal to the selling price in 1993. Under generally accepted accounting principles, the transaction was not recorded until closing in February 1994 but the Company did record the loss incurred ($324,000) under GAAP in 1993.

In 1994, Dixie Life sold virtually all of its remaining accident and health for $5,322,000 in a transaction effective July 1, 1994, again resulting in a statutory gain equal to the selling price. The Company incurred a GAAP loss of approximately $1,197,000 on this sale.

Together, these sales resulted in a reduction of deferred policy acquisition costs and policy liabilities of $12,980,000 and $11,084,000, respectively, in 1994.

NOTE 12--INCENTIVE STOCK OPTION PLANS

Options to purchase common stock of the Company have been granted under two incentive stock option plans. One of those plans expired in 1992 and the other in 1993. At December 31, 1994, options to purchase 481,737 shares were outstanding, including 23,179 at $1.16; 92,061 at $1.23; 87,816 at $1.69;
16,991 at $1.77; 34,496 at $1.41; 62,790 at $1.13; 45,161 at $1.38, 48,548 at
$1.50 and 70,695 at $1.00.

NOTE 13--CONTINGENCIES

Reinsurance: Dixie Life reinsures a portion of its insurance risk which is in excess of its retention limits on its life insurance policies. The retention limit for life insurance policies is generally $50,000. Dixie Life would be liable for the reinsured risks ceded to reinsuring other companies to the extent such reinsuring companies are unable to meet their obligations. At December 31, 1994, Dixie Life's possible obligation under excess coverage life insurance risks ceded to other companies was approximately $53,883,000.

Dixie Life also has assumed reinsurance under the Servicemen's Group Life Insurance Program totaling approximately $141,936,000 at December 31, 1994.

Geographic Concentration of Business: Dixie Life is qualified to sell insurance in 21 states and the District of Columbia. Most of its 1994 business is in Texas (21%), Mississippi (18%), Georgia (12%), Louisiana (10%), and Kansas (8%). Loss of the business in any of these states could have a material adverse affect on the future operations of Dixie Life.

Litigation: Dixie Life is a Defendant in a suit filed in January, 1994 in the Circuit Court of Montgomery County, Alabama.

The suit alleges that Dixie Life has failed to properly pay dividends to holders of its Charter Contract policies. These policies are participating policies pursuant to which Dixie Life is obligated to apportion dividends to the holders of such policies, as a group and on a prorata basis, of not less than 35% of the statutory net profits of Dixie Life computed by a formula set forth in the policy. The formula utilizes certain information contained in the annual report filed by Dixie Life with the Mississippi Department of Insurance, as such report was constituted in 1966. The suit seeks to establish a class consisting of the plaintiff and a group of persons allegedly similarly situated and alleges the class consists of over 1,000 persons. No class has yet been certified.

The suit seeks judgment in an undetermined amount for alleged underpayment of dividends and an injunction requiring Dixie Life to pay appropriate dividends in the future.

Dixie Life has paid a dividend to holders of the Charter Contract policies in each year since the policies were issued. On a cumulative basis, the total dividends paid to the holders of the Charter Contract policies since issuance exceed 35% of the net profits of Dixie Life as defined by the policies for the same period.

As of February 17, 1994, a total of 76 Charter Contract policies are held by residents of the state of Alabama. In all states at December 31, 1993, a total of 1,421 Charter Contract policies are currently outstanding, of which 324 are in premium paying status.

Dixie Life intends to vigorously defend the suit.

No discovery has yet taken place and no class has yet been certified by the court. In the absence of a class, if any, and its composition, if certified, Dixie Life has no reasonable basis upon which to estimate its potential liability, if any.

The Company also is involved in ordinary, routine litigation incidental to its business. Management and counsel are of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the Company.

Concentration of Credit Risk: At December 31, 1994 and 1993, the Company had funds on deposit with a federally insured bank in excess of $100,000 federal deposit insurance coverage limits.

NOTE 14--PROFIT SHARING PLAN

The Company has a profit sharing plan which covers substantially all employees who meet length of service provisions contained in the Plan. Prior to 1992, the plan provided for Company defined contributions based on earnings before income taxes and realized investment gains. In 1992, the Plan was amended to allow employee contributions as provided under Section 401(k) of the Internal Revenue Code. The Company matches 50% of employee contributions up to 4% of compensation and, at the discretion of the Board of Directors, may make additional contributions. Contributions to the Plan charged to expense were approximately $13,000, $18,000 and $7,000 in 1994, 1993, and 1992,
respectively.

NOTE 15--BUSINESS SEGMENT INFORMATION

The Company, through Dixie Life, has engaged in the following lines of insurance business: life insurance, individual annuities, and accident and health insurance (A&H). From July 1, 1994, as discussed in Note 11, the Company is no longer engaged in the accident and health line of insurance business. Investment income and certain general expenses have been allocated through the utilization of assumptions, estimates and formulas. Such allocations have been made on a basis considered reasonable under the circumstances; however, it should be understood that other acceptable methods of allocation might produce different results. Financial information by product grouping is as follows:


                                               Life             Annuity          A&H                  Total
                                               ----             -------          ---                  -----

1994
- ----
Revenues                                    $5,360,344       $   839,747     $ 5,451,252             $11,651,343
Benefits and expenses                        5,719,795           487,326       6,779,282              12,986,403
                                            ----------       -----------     -----------             -----------
Operating profit                            $ (359,451)      $   352,421     $(1,328,030)            $(1,335,060)
                                            ===========      ===========     ===========
Unallocated general corporate expenses                                                                 1,249,648
                                                                                                     -----------
Loss before income taxes                                                                             $(2,584,708)
                                                                                                     ===========


1993
- ----
Revenues                                    $6,201,285      $   861,206     $14,467,453             $21,529,944
Benefits and expenses                        5,983,893          664,191      14,701,116              21,349,200
                                            ----------      -----------     -----------             -----------
Operating profit                            $  217,392      $   197,015     $  (233,663)            $   180,744
                                            ==========      ===========     ===========
Unallocated general corporate expenses                                                                1,351,083
                                                                                                    -----------
Income before income taxes                                                                          $(1,170,339)
                                                                                                    ===========


1992
- ----
Revenues                                    $5,817,395      $ 1,003,056     $12,491,413             $19,311,864
Benefits & expenses                          4,330,999        2,094,313      10,454,699              16,880,011
                                            ----------      -----------     -----------             -----------
Operating profit                            $1,486,396      $(1,091,257)    $ 2,036,714             $ 2,431,853
                                            ==========      ===========     ===========
Unallocated general corporate expenses                                                                1,333,063
                                                                                                    -----------
Income before income taxes                                                                          $ 1,098,790
                                                                                                    ===========



NOTE 16--SALE OF COMMON STOCK

The Corporation entered into an agreement with Universal Management Services, a Nevada corporation (UMS), as of October 27, 1994 (UMS Agreement). The UMS Agreement provides that UMS will use its best efforts to assist the Corporation in locating potential investors for its Common Stock in non-U.S. markets pursuant to Regulation S of the Securities Act of 1933.

Under the UMS Agreement, UMS has the right to assist the Corporation in placing up to 6,425,000 shares, subject to completion of various steps set forth in the Agreement. The first step was completed on November 29, 1994, with the Corporation issuing 2,000,000 shares of its Common Stock for which it received 1,230,770 shares of Alanco Environmental Resources, Inc. (Alanco) common stock (November Transaction). The Alanco shares had an aggregate market value of $2,000,000 on November 29, 1994.

Under the UMS Agreement, UMS has the right to assist the Corporation in placing, on a best efforts basis, by June 30, 1995, up to 12,500,000 additional shares of the Corporation's Common Stock. Under the terms of the UMS Agreement, the Corporation expects to:

         1. Issue 2,000,000 shares of its Common Stock in exchange for 16% of the outstanding common shares of Phoenix Medical Management, Inc.
         (PMM), an Arizona corporation.

         2. Issue, if the acquisition of the 16% interest is completed, 100,000 of its Common Stock for an option to acquire the remaining 84% of the common shares of PMM for 10,400,000 shares of the Corporation's Common Stock.

         3. Purchase from PMM three specialized health care facilities for approximately $700,000 in cash. The funds for this transaction are expected to be obtained through the placement, with the assistance of UMS, but outside the UMS Agreement, of approximately 700,000 shares of the Corporation's Common Stock under Regulation S.

In view of covenants contained in the Term Loan Agreement, the aquisition of shares of PMM by the Corporation will require certain waivers from SMC, which the Corporation will seek to obtain. However, there is no assurance that such waivers will be obtained, in which case the Corporation will be obliged to reassess the proposed PMM transaction. There are no assurances that any further transactions contemplated by the UMS Agreement will be completed. UMS's rights under the UMS Agreement will expire June 30, 1995.

If at least 6,425,000 shares are placed with UMS's assistance, the UMS Agreement provides that the purchasers will be entitled to designate a majority of the Corporation's Board of Directors. This right would be facilitated by the resignation of a sufficient number of directors whose tenure as director predates the UMS Agreement so that designees of the new investors could be appointed until the next annual meeting of the Corporation's stockholders. The UMS Agreement contained three other undertakings of the Corporation which were accomplished at the 1994 annual meeting of the Corporation's stockholders held January 24, 1995. These were
(a) reduction of the Corporation's Board of Directors from 15 members to 9 members; (b) election to the Corporation's Board of Directors of three representatives of the parties who purchased the Corporation's Common Stock in the November Transaction; and (c) an increase in the number of authorized shares of the Corporation's Common Stock from 10,000,000 to 50,000,000.


NOTE 17--PENDING SALE OF DIXIE LIFE

On March 6, 1995, the Corporation entered into a Letter of Intent with SMC to sell to SMC all of the capital stock of Dixie Life which the Corporation owns. Dixie Life represents 94% of the consolidated assets and substantially all of the consolidated operations of the Corporation.

At closing SMC will cancel the Term Loan obligation, assume the Corporation's indebtedness of $1,720,000 under the Convertible Notes due May 1, 1995, pay the Corporation $2,500,000 in cash and issue to the Corporation SMC common shares equal to $500,000 valued at the average trading price of SMC's shares for the five days prior to closing. The Corporation will also receive the first $175,000 of agent advances that Dixie Life collects after closing. These payments constitute a selling price of at least $8,408,746 and up to $8,583,746 if agent advances equal at least $175,000 at closing and at least $175,000 is collected. Agent advances, net of allowance for doubtful accounts at December 31, 1994, were approximately $270,000. The selling price will be adjusted by the change in Dixie Life's capital and surplus and asset valuation reserve between December 31, 1994 and closing. In addition, Dixie Life will continue to pay $15,000 per month rent to Vanguard, Inc., a wholly-owned subsidiary of the Corporation, through the December 31, 1996 expiration of an existing lease on the office building occupied by the Corporation and Dixie Life.

Except as to the extension of the due date of the Term Loan, a prohibition against the Corporation negotiating with other parties and certain other customary provisions, the Letter of Intent is not binding and is subject to a Definitive Purchase Agreement which the parties intend to sign before April 1, 1995. The Definitive Purchase Agreement will contain usual and customary conditions, including, among others, the receipt of all required regulatory approvals and approval of the transaction by the shareholders of the
Corporation at a meeting to be held on or before August 1, 1995.   There is no
assurance that the SMC Transaction will be consummated.

In the first quarter of 1994, the Corporation reached an agreement in principle for the acquisition of the Corporation by SMC in a tax-free merger. A definitive Merger Agreement among the Corporation, SMC and an SMC affiliate was executed June 8, 1994. On August 1, 1994, the Corporation terminated the Merger Agreement as a result of SMC's failure to meet certain conditions of the Merger Agreement. On November 7, 1994, Standard Life Insurance Company of Indiana, a subsidiary of SMC, purchased the Term Loan from the bank which previously held the note.

                   INDEPENDENT AUDITOR'S REPORT ON FINANCIAL
                              STATEMENT SCHEDULES





To The Shareholders
Dixie National Corporation
Jackson, Mississippi



Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, the financial statement schedules are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Our report covering the basic consolidated financial statements indicates that there is substantial doubt as to the Company's ability to continue as a going concern, the outcome of which cannot presently be determined and that the consolidated financial statements do not include any adjustments, that might result from the outcome of this uncertainty.





HORNE CPA GROUP


Jackson, Mississippi
March 20, 1995, except for Note 16.,
  as to which the date is March 24, 1995

SCHEDULE III
DIXIE NATIONAL CORPORATION (PARENT ONLY)
BALANCE SHEET


                                                                                         December 31,
                                                                                         ------------
                                                                                1994                  1993
                                                                                ----                  ----

CURRENT ASSETS
   Cash                                                                    $   196,883           $    11,793
   Marketable equity securities                                              2,000,000
   Receivable from affiliates                                                   22,093                24,303
                                                                           -----------           -----------
                                            TOTAL CURRENT ASSETS             2,218,976                36,096

OTHER ASSETS
Equity in net assets of subsidiaries*                                       13,985,455            17,448,563
   Excess of cost over net assets of subsidiary, net                           693,637               701,771
                                                                           -----------           -----------
                                                                            14,679,092            18,150,334
                                                                           -----------           -----------

                                                    TOTAL ASSETS           $16,898,068           $18,186,430
                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                             5,408,746
   Income taxes payable                                                         21,134                21,190
   Accrued interest                                                             60,950                28,667
   Amounts due to subsidiaries*                                                425,783               266,582
                                                                           -----------           -----------

                                      TOTAL CURRENT LIABILITIES              5,916,613               316,439


LONG-TERM DEBT (NOTE 2)
   Notes payable                                                                                   3,688,746
   Notes payable to subsidiary*                                              1,800,000             1,800,000
   Convertible debentures                                                                          1,720,000
                                                                           -----------           -----------
                                           TOTAL LONG-TERM DEBT              1,800,000             7,208,746

STOCKHOLDERS' EQUITY                                                         9,181,455            10,661,245
                                                                           -----------           -----------

                                          TOTAL LIABILITIES AND
                                           STOCKHOLDERS' EQUITY            $16,898,068           $18,186,430
                                                                           ===========           ===========





*Eliminated in consolidation


See accompany notes to consolidated financial statements.

DIXIE NATIONAL CORPORATION (PARENT ONLY)
STATEMENTS OF OPERATIONS


                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                                         1994            1993           1992
                                                                         ----            ----           ----
REVENUES
   Administrative fees from life subsidiary*                         $  1,848,000     $  1,848,000    $  1,404,701
   Investment income                                                        3,317            5,979         700,845
                                                                     ------------     ------------    ------------
                                            TOTAL REVENUES              1,851,317        1,853,979       2,105,546

EXPENSES
   General and administrative                                           1,337,243        1,592,615       1,138,797
   Interest                                                               404,254          741,229         694,386
                                                                     ------------     ------------    ------------
                                            TOTAL EXPENSES              1,741,497        2,333,844       1,833,183

                            INCOME BEFORE EQUITY IN INCOME
                              OF CONSOLIDATED SUBSIDIARIES                109,820         (479,865)        272,363

Equity in income of consolidated subsidiaries                          (2,664,599)        (477,273)        576,621
                                                                     ------------     ------------    ------------

                                         NET INCOME (LOSS)           $ (2,554,779)    $   (957,138)   $    848,984
                                                                     ============     ============    =============
Earnings (loss) per common share
   Primary and fully diluted basis                                   $       (.39)    $       (.15)   $        .13
                                                                     ============     ============    ============





*Eliminated in consolidation


See accompanying notes to consolidated financial statements.

DIXIE NATIONAL CORPORATION (PARENT ONLY)
STATEMENTS OF CASH FLOWS


                                                                                Year Ended December 31
                                                                                ----------------------
                                                                          1994             1993          1992
                                                                          ----             ----          ----
Cash flows from operating activities
   Net income (loss)                                                  $(2,554,779)     $  (957,138)     $ 848,984
      Adjustments to reconcile net income (loss) to net
         cash provided by operating activities
   Decrease (increase) in accounts receivable from
      affiliates                                                            2,210           (2,148)           (62)
   Equity in (income) loss of subsidiaries                              2,664,599        1,005,946       (576,621)
   Decrease in taxes payable                                                  (56)                         (1,074)
   Other, net                                                              73,116           (4,361)       215,772
                                                                     ------------   --------------   ------------

                                  NET CASH PROVIDED BY
                                  OPERATING ACTIVITIES                    185,090           41,225        488,073

Cash flows from financing activities
   Proceeds from borrowing                                                               1,515,000
   Payments on debt                                                                     (2,110,886)      (595,368)
                                                                     ------------   --------------   ------------
                                     NET CASH USED BY
                                 FINANCING ACTIVITIES                    (595,886)        (595,368)

                              NET INCREASE (DECREASE)
                                     IN CASH AND CASH
                                          EQUIVALENTS                     185,090         (554,661)      (107,295)
Cash and cash equivalents at beginning of year                             11,793          566,454        673,749
                                                                     ------------   --------------   ------------
                            CASH AND CASH EQUIVALENTS
                                       AT END OF YEAR                $    196,883   $       11,793   $    566,454
                                                                     ============   ==============   ============
Supplemental cash flow information:

   Cash payments for income taxes                                    $        750   $       12,896   $       3,460
                                                                     ============   ==============   =============
   Cash payments for interest                                        $    460,485   $      506,309   $     489,632
                                                                     ============   ==============   =============




See accompanying notes to consolidated financial statements.

DIXIE NATIONAL CORPORATION (PARENT ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 1994


1. The accompanying condensed financial information should be read in conjunction with consolidated financial statements and notes thereto of Dixie national Corporation which are included in this Form 10K.


2. At December 31, 1994, the notes payable presented in Dixie National Corporation's Parent Only Statements included the following:


                                                                                1994            1993
                                                                                ----            ----
Note payable to an insurance company                                        $3,688,746       $3,688,746
Convertible Notes                                                            1,720,000        1,720,000
Note payable to subsidiary                                                   1,800,000        1,800,000
                                                                            ----------       ----------
                                                                             7,208,746        7,208,746
Less current maturities                                                      5,408,746           -0-
                                                                            ----------       ----------
                                                                            $1,800,000       $7,208,746
                                                                            ==========       ==========


SCHEDULE VI
DIXIE NATIONAL CORPORATION AND SUBSIDIARIES
REINSURANCE
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




 COLUMN A                    COLUMN B          COLUMN C          COLUMN D          COLUMN E        COLUMN F
 --------                    --------          --------          --------          --------        --------

                                                                                                 Percentage of
                                Gross       Ceded to Other      Assumed From                     Amount Assumed
                               Amount        Companies        Other Companies      Net Amount        To Net
                               ------        ---------        ---------------      ----------        ------
1994
- ----
Life Insurance
   in force              $310,922,000      $228,076,000         $141,936,000      $224,782,000        63%
                         ============      ============         ============      ============        ==

Premiums
   Life insurance        $  4,252,963      $    374,631         $                 $  3,878,332
   Annuities                  335,786                                                  335,786
   Accident and
      health insurance      5,302,039                                                5,302,039
                         ------------      ------------         ------------      ------------
   Total premiums        $  9,890,788      $    374,631         $                 $  9,516,157
                         ============      ============         ============      ============

1993
- ----
Life insurance
   in force              $331,301,000      $255,455,000         $112,491,000      $188,337,000        60%
                         ============      ============         ============      ============        ==
Premiums
   Life insurance        $  5,400,953      $    465,903         $                 $  4,935,050
   Annuities                  378,903                                                  378,903
   Accident and
      health insurance     14,185,336                                               14,185,336
                         ------------      ------------         ------------      ------------
   Total premiums        $ 19,965,192      $    465,903         $                 $ 19,499,289
                         ============      ============         ============      ============

1992
- ----
Life insurance
   in force              $362,518,000      $305,931,000         $273,853,000      $330,440,000        83%
                         ============      ============         ============      ============        ==

Premiums
   Life insurance        $  4,736,262      $    326,924         $     45,812      $  4,455,150        -1%
   Annuities                  463,047            26,250                                436,797
   Accident and
      health insurance     12,288,128             1,565                             12,286,563
                         ------------      ------------         ------------      ------------
   Total premiums        $ 17,487,437      $    354,739         $     45,812      $ 17,178,510
                         ============      ============         ============      ============


SCHEDULE VIII
DIXIE NATIONAL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 1994, 1993 AND 1992




COLUMN A                     COLUMN B          COLUMN C          COLUMN D          COLUMN E
- --------                     --------          --------          --------          --------




                           Balance at        Charged to
                            Beginning        Costs and         Deductions-         Balance at End
Description                of Period         Expenses          Describe            of Period
- -----------                ---------         --------          --------            ---------

Allowance for
  Doubtful
  Accounts
  --------
1994                      $   480,000         $  82,556        $(366,661) (1)      $   195,895
                          ===========         =========        =========           ===========

1993                      $ 1,000,000         $ 246,584        $(766,584) (1)      $   480,000
                          ===========         =========        =========           ===========

1992                      $ 1,000,000                                              $ 1,000,000
                          ===========                                              ===========




(1) Accounts written off

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      DIXIE NATIONAL CORPORATION
                                      --------------------------
                                            (Registrant)






Date: March  24, 1995                   By: /s/Samuel Leroy Reed
                                            --------------------
                                            Samuel Leroy Reed
                                            Chairman of the Board
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /s/Samuel Leroy Reed, Jr.                     March 24, 1995
    ----------------------------
    Samuel Leroy Reed, Jr.
    Chairman of the Board
    Chief Executive Officer
    (Principal Executive Officer)


                                                  March ___, 1995
    ----------------------------
    Tammy H. Etheridge
    Director

    /s/John E. Haggar                             March 24, 1995
    ----------------------------
    John E. Haggar
    Director


    /s/Robert B. Neal                             March 24, 1995
    ----------------------------
    Robert B. Neal
    President and
    Director


    /s/Dennis Nielsen                             March 24, 1995
    ----------------------------
    Dennis Nielsen
    Director


    /s/Joe D. Pegram                              March 24, 1995
    ----------------------------
    Joe D. Pegram
    Director


    /s/James G. Ricketts                          March 24, 1995
    ----------------------------
    James G. Ricketts
    Director

                                                  March ___, 1995
    ----------------------------
    Herbert G. Rogers, III
    Director


                                                  March ___, 1995
    ----------------------------
    William A. Taylor, Jr.
    Director


     /s/Monroe M. Wright                          March 30, 1995
    ----------------------------
    Monroe M. Wright
    Senior Vice President And Treasurer
    (Principal Financial and Accounting
    Officer)

                                 EXHIBIT INDEX


The following exhibits are filed herewith:


Exhibit
Number            Description                                                         Page
- -------           -----------                                                         ----
(2)(b)            Letter of Intent between Dixie National                              62
                  Corporation and Standard Management
                  Corporation dated March 6, 1995.

(3)(a)(2)         Articles of Amendment to the                                         67
                  Articles of Incorporation of
                  Dixie National Corporation dated
                  May 23, 1986

(3)(a)(3)         Articles of Amendment to the                                         71
                  Articles of Incorporation of
                  Dixie National Corporation dated
                  January 24, 1995
