Form 10-Q
period 1995-03-31
DIXIE NATIONAL CORP
filed 1995-05-15
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Three Months Ended March 31, 1995         Commission File Number 0-3296

                           DIXIE NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

          MISSISSIPPI                                64-0440887
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

3760 I-55 North                                      39211-6323
P.O. Box 22587, Jackson, Mississippi                 39225-2587
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number including area code:   (601)982-8210

                                      NONE
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X]   No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                             Outstanding at May 10, 1995
Common Stock,  $1.00 par value                           8,394,973

                           DIXIE NATIONAL CORPORATION

                                     INDEX

PART I:  FINANCIAL INFORMATION                                     PAGE

   Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1995 and
         December 31, 1994                                           3

         Consolidated Statements of Operations for the Three
         Months ended March 31, 1995 and 1994                        5

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 1995 and 1994                        6

         Notes to Consolidated Financial Statements                  7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    10

PART II.  OTHER INFORMATION

    Item 5.  Other Information                                      14

    Item 6.  Exhibits and Reports on Form 8-K                       14

SIGNATURES                                                          15

DIXIE NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                    March 31       December 31
                                                      1995            1994
                                                  ------------   --------------
                                                   (Unaudited)
ASSETS

NON-LIFE
Investments
    Common stock                                 $  2,000,000      $ 2,000,000
    Cash and cash equivalets                          388,343          218,258
    Other                                              26,200           26,200
                                                 -------------   --------------
                   TOTAL NON-LIFE INVESTMENTS       2,414,543        2,244,458

Property and equipment                                409,526          419,292
                                                 -------------   --------------
                        TOTAL NON-LIFE ASSETS       2,824,069        2,663,750

LIFE
Investments
    Fixed Maturities, at market                    17,647,294       17,332,660
    Policy loans                                    3,063,394        3,060,185
    Government guaranteed student loans,
     less allowance for uncollectible
     loans of $464,603 at March 31, 1995
     and December 31, 1994                          5,741,268        5,978,288
    Short-term investments                            563,057        4,860,347
    Equipment leases                                  531,567
    Cash and cash equivalents                       3,877,773          240,851
                                                 -------------   --------------
                       TOTAL LIFE INVESTMENTS      31,424,353       31,472,331

Accounts receivable, less allowance for
 doubtful accounts of $195,885 at
 March 31, 1995 and  December 31, 1994                821,967          761,219
Accrued investment income                             470,413          412,705
Deferred policy acquisition costs, net              6,573,528        6,626,230
Value of life insurance purchased, net              1,549,356        1,589,356
Property and equipment, less accumulated
 depreciation of $670,326 at March 31, 1995
 and $652,748 at December 31, 1994                    147,823          165,402
Other assets                                          837,684          886,459
Unallocated loss on sale of subsidiary             (4,161,313)
                                                 -------------   --------------
                            TOTAL LIFE ASSETS      37,663,811       41,913,702
                                                 -------------   --------------

                                 TOTAL ASSETS    $ 40,487,880    $  44,577,452
                                                 =============   ==============



See accompanying notes to consolidated financial statements

                                                    March 31       December 31
                                                      1995            1994
                                                   -----------     -------------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

NON-LIFE
Notes payable and other debt                     $    500,940      $    524,304
Accrued liabilities and expenses                        3,500             3,475
                                                 -------------     -------------

                   TOTAL NON-LIFE LIABILITIES         504,440           527,779

LIFE
Policy liabilities
     Future policy benefits                        27,481,172        27,538,803
     Other policy claims and benefits payable         311,519           240,766
     Other policyholders' funds                       827,955           826,055
                                                 -------------     -------------
                     TOTAL POLICY LIABILITIES      28,620,646        28,605,624

Notes payable and other debt                        5,557,566         5,579,535
Income taxes                                           21,443             3,599
Accrued liabilities and expenses                      485,642           679,460
                                                 -------------     -------------


                       TOTAL LIFE LIABILITIES      34,685,297        34,868,218


STOCKHOLDERS' EQUITY
Common stock                                        8,394,973         8,394,973
Retained earnings (deficit)                        (3,096,830)        1,711,493
Unrealized holding losses on investments available
 for sale                                                              (925,011)
                                                 -------------     -------------
                   TOTAL STOCKHOLDER'S EQUITY       5,298,143         9,181,455
                                                 --------------    -------------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY    $ 40,487,880      $ 44,577,452
                                                 ==============    =============

DIXIE  NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND
    RETAINED EARNINGS (DEFICIT) (Unaudited)


                                                              Three Months
                                                             Ended March 31
                                                     --------------------------
                                                           1995        1994
REVENUES                                             ------------  ------------
    Premiums                                         $   810,697   $ 4,083,248
    Net investment income                                617,412       537,085
    Realized investment gains                             36,757        11,594
                                                     ------------  ------------
                               TOTAL REVENUES          1,464,866     4,631,927

BENEFITS AND EXPENSES
    Benefits and claims to policyholders                 392,703     2,640,373
    Amortization of deferred policy acquisition costs    225,728     1,340,259
    Commissions, net                                     132,014       736,646
    General expenses, net                                659,220       644,957
    Interest expense                                     145,776       118,288
    Insurance taxes, licenses and fees                    82,748       240,733
                                                     ------------  ------------
                  TOTAL BENEFITS AND EXPENSES          1,638,189     5,721,256
                 LOSS BEFORE INCOME TAXES AND
         ESTIMATED LOSS ON SALE OF SUBSIDIARY           (173,323)   (1,089,329)
Income tax benefit                                                     180,000
                                                     ------------  ------------
                        LOSS BEFORE ESTIMATED
                   LOSS ON SALE OF SUBSIDIARY           (173,323)     (909,329)
Estimated loss on sale of subsidiary                  (4,635,000)
                                                     ------------  ------------
                                     NET LOSS         (4,808,323)     (909,329)
Retained earnings at beginning of period               1,711,493     4,266,272
                                                     ------------  ------------
                  RETAINED EARNINGS (DEFICIT)
                             AT END OF PERIOD        $(3,096,830)  $ 3,356,943
                                                     ============  ============

Primary and fully diluted
    per share amounts:
Loss before estimated loss on sale of subsidiary     $     (0.02)  $     (0.02)
                                                     ============  ============
Net loss                                             $     (0.57)  $     (0.14)
                                                     ============  ============









See accompanying notes to consolidated financial statements.

DIXIE NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                              Three Months
                                                             Ended March 31
                                                     --------------------------
                                                           1995        1994
                                                     --------------------------

Net cash provided by operations                      $   (410,468)  $   239,784
Cash flows from investing activities
   Proceeds from investments sold or matured
      Fixed maturities
         Maturities                                       523,163       346,708
         Calls                                             33,000        18,301
         Sales                                            242,000
      Repayment of policy, student loans                  402,801       489,214
   Costs of investments acquired
      Fixed maturities                                   (508,689)   (2,235,087)
      Equipment leases                                   (531,567)
      Policy and student loans                           (168,990)     (253,673)
   Temporary investments, net                           4,271,090       (34,347)
   Additions to property and equipment                          0       (19,693)
                                                     -------------  ------------

      Net cash provided (used) by investing activities  4,262,808    (1,688,577)

Cash flows from financing activities
   Payments on debt                                       (45,333)      (35,689)
                                                     -------------  ------------
      Net cash provided (used) by financing activities    (45,333)      (35,689)
                                                     -------------  ------------
      Net increase in cash and cash equivalents         3,807,007    (1,484,482)
Cash and cash equivalents - beginning of period           459,109     4,655,458
                                                     -------------  ------------

Cash and cash equivalents - end of period               4,266,116     3,170,976
                                                     =============  ============

Supplemental cash flow information:
   Cash payments for income taxes                         127,040       600,000
                                                     =============  ============

   Cash payments for interest                              39,356        52,678
                                                     =============  ============





See accompanying notes to consolidated financial statements.

DIXIE NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1995

Note 1-Basis of Presentation

         The accompanying unaudited consolidated financial statements include the financial statements of Dixie National Corporation (Corporation); Dixie National Life Insurance Company, a 99% owned subsidiary (Dixie Life); Vanguard, Inc. a wholly-owned subsidiary (Vanguard); and two inactive wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the detail and disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. More detailed information is contained in the Form 10-K Annual Report filed by the Corporation for the year ended December 31, 1994.

         All adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements are included.

Note 2-Incentive Stock Option Plans

         Options to purchase common stock of the Corporation previously have been granted under two incentive stock option plans. Both of these plans have expired. At March 31, 1995, options to purchase 395,768 shares were outstanding, including (at per share exercise prices): 92,061 at $1.23; 87,816 at $1.69; 16,991 at $1.77; 34,496 at $1.41; 45,161 at $1.38; 48,548 at $1.50 and 70,695
at $1.00.

         As part of a compensation program for members of the Corporation's Board of Directors, the Board approved granting options to purchase 5,000 shares of the Corporation's Common Stock to each of the Corporation's nine directors at such time as a stock option plan has been formally adopted. It is expected that such a plan will be adopted in May 1995. The options will be exercisable at any time prior to their expiration five years from the grant date.

Note 3--Proposed Sale of Dixie Life

         On April 18, 1995, the Corporation entered into a Stock Purchase Agreement with Standard Life Insurance Company of Indiana (Standard) to sell to Standard all of the capital stock of Dixie Life which the Corporation owns (Standard Transaction). The Stock Purchase Agreement implements a Letter of
Intent between Standard's parent, Standard Management Corporation, and the Corporation dated March 6, 1995. Dixie Life represents 94% of the consolidated assets and substantially all of the consolidated operations of the Corporation.

         At closing Standard will cancel the Corporation's $3,689,000 Term Loan obligation, assume indebtedness of $1,720,000 under Convertible Notes of the Corporation and pay the Corporation $3,000,000 in cash. The Corporation will also receive the first $175,000 of agent advances that Dixie Life collects after closing. The selling price will be adjusted by the change in Dixie Life's capital and surplus and asset valuation reserve between December 31, 1994 and closing. At March 31, 1995, statutory capital and surplus and asset valuation reserve was $318,200 less than at December 31, 1994. It is expected that there will be little change from the March 31, 1995 level prior to closing. Certain other adjustments may be made based on the resolution of pending litigation to which Dixie Life is a party. In addition, Dixie Life will continue to pay $15,000 per month rent to Vanguard, Inc. (Vanguard), a wholly-owned subsidiary of the Corporation, through the December 31, 1996, expiration of an existing lease on the office building occupied by the Corporation and Dixie Life.

         The proposed sale, if completed, will result in a loss of $4,635,000 ($.55 per share) which has been recorded in the first quarter of 1995. The sale of Dixie Life constitutes discontinuance of the life insurance business by the Corporation. The loss on the sale is reported in a manner substantially the same as discontinued operations. The Corporation continues to report insurance operations in the same manner as prior to the measurement date of March 6, 1995. Accounting Principles Board Opinion No. 30 (APB 30) calls for reporting the operations of discontinued operations as a single net amount in the statement of operations but, in management's opinion, reducing virtually all of the Corporation's operations to a single amount in the statement of operations would not be meaningful to readers of the Corporation's financial statements. The Corporation anticipates entry into the health care business or some other line of business in 1995. When the Corporation enters another line of business, but no later than 1996, insurance operations will be reported as discontinued operations in accordance with APB 30.

        The Stock Purchase Agreement confirms an extension, included in the Letter of Intent, of the due date of the Term Loan to the latter of closing or 90 days after either party informs the other that the transaction cannot be closed under its terms. Certain covenants contained in the Term Loan agreement are waived by the Stock Purchase Agreement, including all financial covenants and certain covenants restricting the Corporation from entering into certain transactions. The Stock Purchase Agreement also contains usual and customary conditions, including, among others, the receipt of all required regulatory approvals and approval of the transaction by the shareholders of the Corporation at a meeting to be held on or before August 1, 1995. The Stock Purchase Agreement may be terminated by either party after August 1, 1995, provided the terminating party has not breached the Stock Purchase Agreement.

Note 4--Sale of Common Stock

        As previously reported in its 1994 Form 10-K Annual Report, the Corporation entered into an agreement with Universal Management Services, a Nevada corporation (UMS), as of October 27, 1994 (UMS Agreement). The Corporation and UMS, on April 20, 1995, entered into an amended and restated agreement effective as of March 24, 1995 (Second Amended and Restated UMS Agreement) which provides that UMS has the right to use its best efforts to assist the Corporation in placing up to 12,500,000 additional shares of the Corporation's Common Stock in non-U.S. markets, pursuant to Regulation S, or otherwise in private placements. In connection with the UMS Agreement, the Corporation expects to issue 2,000,000 shares of its Common Stock in exchange for 16% of the outstanding common shares of Phoenix Medical Management, Inc. (PMM), an Arizona corporation. If the acquisition of the 16% interest is completed, the Corporation plans to issue 100,000 of its Common Stock for an option to acquire the remaining 84% of the common shares of PMM for 10,400,000 additional shares of the Corporation's Common Stock.

Note 5--Extension of Maturity of Convertible Notes

        On May 1, 1995 (original due date), the Corporation completed obtaining from each holder of its Convertible Notes an extension until the earliest of
(1) closing of the Standard Transaction, (2) 90 days after either party informs the other that the transaction cannot be closed under its terms or (3) December 27, 1995. In this connection, the Corporation has placed in escrow, as additional collateral for the Convertible Notes, 762,106 shares of Alanco Environmental Resources, Inc. common stock owned by the Corporation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        Liquidity Requirements. Most of the liquidity requirements for the day to day operations of the Company arise from the insurance operations of Dixie Life and generally are met through funds generated by Dixie Life's operations. Premium income and net investment income provide funds that are used to pay claims to policyholders; make policy loans; pay costs of obtaining new business, principally first year commissions; and pay operating expenses. Dixie Life's operations generated positive (negative) cash flow of ($546,000) and $67,000 in the three months ended March 31, 1995 and 1994, respectively.

        Dixie  Life  pays   a  monthly   management   fee  of  $154,000  to  the
Corporation. Funds provided by the management fee are sufficient to pay operating and interest expenses of the Corporation.

        The Corporation's significant liquidity need at this time is for debt service. The Corporation owes Standard $3,689,000 under a Term Loan. The Term Loan (originally due March 31, 1995) is now due at the latter of closing of the Standard Transaction or 90 days after the cancellation of the Standard Transaction by either party. Also, as discussed in Note 5 to the consolidated financial statements, the Corporation's Convertible Notes, in the amount of $1,720,000, (originally due May 1, 1995) are now due at the earliest of closing of the Standard Transaction, 90 days after the cancellation of the Standard Transaction by either party or December 27, 1995. Thus, these significant liquidity needs of the Corporation will be satisfied if the Standard Transaction is closed. There is no assurance that the Standard Transaction will be consummated.

        All of the shares of Dixie Life owned by the Corporation are pledged to secure payment of the Term Loan and the Convertible Notes. Additionally, the Corporation has placed in escrow, as additional collateral for the Convertible Notes, 762,106 shares of Alanco Environmental Resources, Inc. common stock as a result of negotiations to obtain extensions from the Convertible Note holders. The additional collateral placed in escrow must have an aggregate market value of not less than $1,810,000 and may consist of other marketable securities. If the Convertible Notes have not been paid by October 28, 1995, the escrow agent must begin the liquidation of the escrowed securities and complete such liquidation by December 27, 1995.

        At March 31, 1995, Vanguard owed a bank $501,000 under a mortgage loan secured by the home office building of Dixie Life. Under a lease agreement expiring December 31, 1996, Dixie Life pays Vanguard rent sufficient to cover the debt service under the mortgage.

        Proposed Sale of Dixie Life. On April 18, 1995, the Corporation entered into a Stock Purchase Agreement with Standard to sell to Standard all of the capital stock of Dixie Life which the Corporation owns. The Stock Purchase Agreement implements a Letter of Intent between Standard's parent, Standard Management Corporation and the Corporation dated March 6, 1995. Dixie Life represents 94% of the consolidated assets and substantially all of the consolidated operations of the Corporation.

        At closing Standard will cancel the Term Loan obligation, assume the Corporation's indebtedness of $1,720,000 under the Convertible Notes and pay the Corporation $3,000,000 in cash. The Corporation will also receive the first $175,000 of agent advances that Dixie Life collects after closing. The selling price will be adjusted by the change in Dixie Life's capital and surplus and asset valuation reserve between December 31, 1994 and closing. At March 31, 1995, statutory capital and surplus and asset valuation reserve was $318,200 less than at December 31, 1994. It is expected that there will be little change from the March 31, 1995 level prior to closing. Certain other adjustments may be made based on the resolution of pending litigation to which Dixie Life is a party. In addition, Dixie Life will continue to pay $15,000 per month rent to Vanguard through the December 31, 1996, expiration of an existing lease on the office building occupied by the Corporation and Dixie Life.

        The proposed sale will result in a loss of approximately $4,635,000 ($.55 per share) which has been recorded in the first quarter of 1995.

        The Stock Purchase Agreement confirms an extension, included in the Letter of Intent of the due date of the Term Loan to the latter of closing or 90 days after either party informs the other that the transaction cannot be closed under its terms. Certain covenants contained in the Term Loan agreement are waived by the Stock Purchase Agreement, including all financial covenants and certain covenants restricting the Corporation from entering into certain transactions. The Stock Purchase Agreement also contains usual and customary conditions, including, among others, the receipt of all required regulatory approvals and approval of the transaction by the shareholders of the Corporation at a meeting to be held on or before August 1, 1995. The Stock Purchase Agreement may be terminated by either party after August 1, 1995, provided the terminating party has not breached the Stock Purchase Agreement.


        Sale of Common Stock. As previously reported in its 1994 Form 10-K Annual Report, the Corporation entered into the UMS Agreement as of October 27, 1994. The Corporation and UMS, on April 20, 1995, entered into the Second Amended and Restated UMS Agreement, effective as of March 24, 1995, which provides that UMS has the right to use its best efforts to assist the Corporation in placing up to 12,500,000 additional shares of the Corporation's Common Stock in non-U.S. markets, pursuant to Regulation S, or otherwise in private placements. The Corporation expects to:

        1. Issue 2,000,000 shares of its Common Stock in exchange for 16% of the outstanding common shares of Phoenix Medical Management, Inc. (PMM), an Arizona corporation.


        2. If the acquisition of the 16% interest is completed, issue 100,000 shares of its Common Stock for an option to acquire the remaining 84% of the common shares of PMM for 10,400,000 shares of the Corporation's Common Stock.

        The Corporation believes that PMM offers an attractive opportunity for entry into the health care market and that the investment is a logical strategic move. With the proposed sale of Dixie Life to SMC, the Corporation will have divested itself of its remaining insurance operations. Assuming that the PMM transactions take place, the Corporation expects that a principal part of its business in the future would be in the health care industry.


Results of Operations

        In the three month period ended March 31, 1995, the Corporation incurred a net loss of $4,808,000 ($.57 per share) compared to a net loss of $909,000 ($.14 per share) in the comparable period of 1994. The 1995 loss included an estimated loss of $4,635,000 ($.55 per share) from the proposed sale of Dixie Life discussed in Note 3 to the consolidated financial statements. The sale of Dixie Life constitutes discontinuance of the life insurance business by the Corporation. The loss on the sale is reported in a manner substantially the same as discontinued operations. The Corporation continues to report insurance operations in the same manner as prior to the measurement date of March 6, 1995. Accounting Principles Board Opinion No. 30 (APB 30) calls for reporting the operations of discontinued operations as a single net amount in the statement of operations but, in management's opinion, reducing virtually all of the Corporation's operations to a single amount in the statement of operations would not be meaningful to readers of the Corporation's financial statements. As discussed above, the Corporation anticipates entry into the health care business. When the Corporation enters some other line of business but no later than 1996, insurance operations will be reported as discontinued operations in accordance with APB 30.

        Total revenues decreased $3,167,000 in the three month period ended March 31, 1995 compared to the same period in 1994. Premiums for the period decreased $3,273,000 in 1995, primarily as a result of the sale of Dixie Life's accident and health business effective July 1, 1994.

        Benefits and expenses decreased $4,083,000 in the three month period ended March 31, 1995 compared to the same period in 1994, primarily as a result of the sale of Dixie Life's accident and health business effective July 1, 1994.

        Benefits and claims to policyholders decreased $2,248,000 in the three month period ended March 31, 1995 compared to the same period in 1994. Amortization of deferred policy acquisition costs decreased $1,115,000 in the three month period ended March 31, 1995 compared to the same period in 1994. Commissions decreased $605,000 in the three month period ended March 31 compared to 1994. Each of these decreases was driven by the sale of Dixie Life's accident and health business effective July 1, 1994.

        The Corporation recognized no income tax benefit on the loss before income taxes and estimated loss on sale of subsidiary because it is more likely than not that the resultant deferred tax assets would not be realized.

PART II. OTHER INFORMATION

Item 5. Other Information

        Proposed Sale of Dixie National Life Insurance Company and Satisfaction of Indebtedness

        As  more  fully  discussed  in  Note 3 to  the  consolidated   financial
statements and under "Liquidity and Capital Resources - Proposed Sale of Dixie Life" of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, on April 18, 1995, the Corporation entered into the Stock Purchase Agreement with Standard to sell to Standard all of the capital stock of Dixie Life which the Corporation owns. A copy of the Stock Purchase Agreement is filed as Exhibit 2(c) hereto.

        Sale of Common Stock

        As  more  fully  discussed  in  Note 4  to  the  consolidated  financial statements and under "Liquidity and Capital Resources - Sale of Common Stock" of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the Corporation, on April 20, 1995, entered into the Second Amended and Restated UMS Agreement which provides that UMS has the right to use its best efforts to assist the Corporation in placing up to 12,500,000 additional shares of the Corporation's Common Stock in non-U.S. markets, pursuant to Regulation S, or otherwise in private placements. A copy of the Second Amended and Restated UMS Agreement is filed as Exhibit 2(d) hereto.

        Extension of Maturity of Convertible Notes

        As more fully discussed in Note 5 to the consolidated financial statements and under "Liquidity and Capital Resources - Liquidity Requirements" of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, on May 1, 1995, the Corporation completed obtaining, through execution of an Extension of Maturity agreement by each holder, an extension of the May 1, 1995 maturity date of its Convertible Notes. A copy of the form of Extension of Maturity is filed as Exhibit 4(b)(2) hereto.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

         2(c) Stock Purchase Agreement among Standard Life Insurance Company of Indiana, Dixie National Life Insurance Company and Dixie National Corporation dated April 18, 1995

         2(d) Second Amended and Restated Agreement Between Dixie National Corporation and Universal Management Services effective March 24, 1995 and executed on April 20, 1995

         4(b)(2) Form of Extension of Maturity of Convertible Notes of the Corporation



   (b)  Reports on Form 8-K

         The Corporation filed the following Form 8-K Current Reports during the first quarter of 1995:

         Date of           Item
         Report            Reported          Subject
         -------           --------          -------
         March 6, 1995     5.Other Events    Letter  of  Intent  to  sell  Dixie
                                             National Life  Insurance Company to
                                             Standard  Life Insurance Company of
                                             Indiana

                                   SIGNATURES

         Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Dixie National Corporation

                                       (Registrant)

                                        /s/ S. L Reed, Jr.
Date:  May 12, 1995                         S. L. Reed, Jr.
                                            Chairman and Chief Executive
                                            Officer
                                            (Principal Executive Officer)

                                        /s/ Monroe M. Wright
Date:  May 12, 1995                         Monroe M. Wright
                                            Senior Vice President and Treasurer
                                            (Principal Financial Officer)