Form 10-Q
period 1995-06-30
DIXIE NATIONAL CORP
filed 1995-08-14
CIK 29322

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

  For Six Months Ended June 30, 1995          Commission File Number 0-3296

                          DIXIE NATIONAL CORPORATION
            -----------------------------------------------------
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
                                                           Yes [X]   No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS                                        Outstanding at August 11, 1995
  Common Stock, $1.00 par value                          10,494,973

                          DIXIE NATIONAL CORPORATION

                                    INDEX

PART I:  FINANCIAL INFORMATION                                        PAGE

   Item 1.  Financial Statements

        Consolidated Balance Sheets - June 30, 1995 and
        December 31, 1994                                              4

        Consolidated Statements of Operations for the Three
        and Six Months ended June 30, 1995 and 1994                    5

        Consolidated Statements of Stockholders' Equity
        for the Six Months ended June 30, 1995                         6

        Consolidated Statements of Cash Flows for the Six
        Months ended June 30, 1995 and 1994                            7

        Notes to Consolidated Financial Statements                     8

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  15

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                        20

    Item 5.  Other Information                                        20

    Item 6.  Exhibits and Reports on Form 8-K                         21

SIGNATURES                                                            21

                        PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements of Dixie National Corporation follow.

CONSOLIDATED BALANCE SHEETS
DIXIE NATIONAL CORPORATION
                                                                                             June 30       December 31
                                                                                               1995            1994
                                                                                           -------------  -------------
                                                                                            (Unaudited)


ASSETS
NON-LIFE
Marketable Investments
     Marketable equity securities                                                      $   2,000,000   $   2,000,000
     Cash and cash equivalents                                                               280,222         218,258
     Other                                                                                   126,200          26,200
                                                                                       --------------  --------------
                                                                                           2,406,422       2,244,458
Investment in other equity securities                                                      1,103,778
Property and equipment                                                                       434,039         419,292
                                                                                       --------------  --------------
                                                           TOTAL NON-LIFE ASSETS           3,944,239       2,663,750
LIFE
Investments
     Fixed Maturities, at market                                                          18,973,382      17,332,660
     Policy loans                                                                          3,071,380       3,060,185
     Government guaranteed student loans, less allowance for uncollectible
        loans of $464,603 at June 30, 1995 and December 31, 1994                           5,470,065       5,978,288
     Short-term investments                                                                  664,515       4,860,347
     Equipment leases                                                                        525,037
     Cash and cash equivalents                                                             3,222,919         240,851
                                                                                       --------------  --------------
                                                          TOTAL LIFE INVESTMENTS          31,927,298      31,472,331

Accounts receivable, less allowance for doubtful accounts
     of $195,885 at June 30, 1995 and  December 31, 1994                                     798,361         761,219
Accrued investment income                                                                    452,939         412,705
Deferred policy acquisition costs, net                                                     6,464,089       6,626,230
Value of life insurance purchased, net                                                     1,509,356       1,589,356
Property and equipment, less accumulated depreciation
     of $687,905 at June 30, 1995 and $652,748 at December 31, 1994                          130,245         165,402
Other assets                                                                                 835,982         886,459
Unallocated loss on sale of subsidiary                                                    (3,823,476)
                                                                                       --------------  --------------
                                                               TOTAL LIFE ASSETS          38,294,794      41,913,702
                                                                                       --------------  --------------
                                                                    TOTAL ASSETS       $  42,239,033   $  44,577,452
                                                                                       ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
NON-LIFE LIABILITIES
Notes payable and other debt                                                                 527,694         524,304
Accrued liabilities and expenses                                                               3,236           3,475
                                                                                       --------------  --------------
                                                      TOTAL NON-LIFE LIABILITIES             530,930         527,779
LIFE LIABILITIES
Policy liabilities
     Future policy benefits                                                               27,405,316      27,538,803
     Other policy claims and benefits payable                                                256,557         240,766
     Other policyholders' funds                                                            1,739,574         826,055
                                                                                       --------------  --------------
                                                        TOTAL POLICY LIABILITIES          29,401,447      28,605,624
Notes payable and other debt                                                               5,540,671       5,579,535
Income taxes                                                                                 139,865           3,599
Accrued liabilities and expenses                                                             510,870         679,460
                                                                                       --------------  --------------
                                                          TOTAL LIFE LIABILITIES          35,592,853      34,868,218

STOCKHOLDERS' EQUITY
Common Stock                                                                              10,494,973       8,394,973
Discount on Common Stock                                                                    (996,222)
Retained earnings (deficit)                                                               (3,383,501)      1,711,493
                                                                                       --------------  --------------
Unrealized holding losses on investments available for sale                                   -             (925,011)
                                                                                       --------------  --------------
                                                      TOTAL STOCKHOLDERS' EQUITY           6,115,250       9,181,455
                                                                                       --------------  --------------
                                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  42,239,033   $  44,577,452
                                                                                       ==============  ==============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
DIXIE  NATIONAL CORPORATION

                                                                                  Three Months                  Six Months
                                                                                  Ended June 30               Ended June 30
                                                                         ---------------------------   ---------------------------
                                                                              1995           1994           1995           1994
                                                                         ---------------------------   ---------------------------
REVENUES
  Premiums                                                               $    786,567   $  3,886,075   $  1,597,264   $  7,969,323
  Net investment income                                                       615,940        536,736      1,233,352      1,073,821
  Realized investment gains                                                                  (17,588)        36,757         (5,994
                                                                         -------------  -------------  -------------  -------------
                                            TOTAL REVENUES                  1,402,507      4,405,223      2,867,373      9,037,150

BENEFITS AND EXPENSES
  Benefits and claims to policyholders                                        280,258      2,458,208        672,961      5,098,581
  Amortization of deferred policy acquisition costs                           242,585        499,436        468,313      1,150,641
  Commissions, net                                                            135,441        811,892        267,455      1,548,538
  General expenses, net                                                       693,880        757,660      1,353,100      1,507,214
  Interest expense                                                            147,684         54,464        293,460        172,752
  Insurance taxes, licenses and fees                                          140,059        161,476        222,807        402,209
  Provision for litigation settlement                                       1,007,271                     1,007,271
  Loss on sale of accident and health business                                               940,000                       940,000
                                                                         -------------  -------------  -------------  -------------
                               TOTAL BENEFITS AND EXPENSES                  2,647,178      5,683,136      4,285,367     10,819,935
                                                                         -------------  -------------  -------------  -------------
                              LOSS BEFORE INCOME TAXES AND
                      ESTIMATED LOSS ON SALE OF SUBSIDIARY                 (1,244,671)    (1,277,913)    (1,417,994)    (1,782,785)
Income tax benefit
                                                                         -------------  -------------  -------------  -------------
                                     LOSS BEFORE ESTIMATED
                                LOSS ON SALE OF SUBSIDIARY                 (1,244,671)    (1,277,913)    (1,417,994)    (1,782,785)
Estimated loss on sale of subsidiary                                          958,000                    (3,677,000)
                                                                         -------------  -------------  -------------  -------------
                                                  NET LOSS               $   (286,671)  $ (1,277,913)  $ (5,094,994)  $ (1,782,785)
                                                                         =============  =============  =============  =============

Primary and fully diluted
  per share amounts:
Loss before estimated loss on sale of subsidiary                                (0.15)         (0.20)         (0.17)         (0.28)
                                                                         -------------  -------------  -------------  -------------

Net loss                                                                 $      (0.03)  $      (0.20)  $      (0.61)  $      (0.28)
                                                                         =============  =============  =============  =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
DIXIE NATIONAL CORPORATION
Six Months Ended June 30,  1995 and 1994


                                                                    Discount on                     Unrealized
                                                        Common        Common         Retained         Holding
                                                        Stock         Stock          Earnings         Losses            Total
                                                   -------------   -------------   -------------   -------------   -------------
Balance January 1, 1995                            $  8,394,973                    $  1,711,493    $   (925,011)   $  9,181,455
Net loss for six  months ended June 30, 1995                                         (5,094,994)                     (5,094,994)
Shares issued for investment  in other equity
  securities                                          2,100,000        (996,222)                                      1,103,778
Recoginition of unrealized holding losses as
  realized through estimated loss on sale of
  subsidiary                                                                            925,011                         925,011
                                                   -------------   -------------   -------------   -------------   -------------
                           BALANCE JUNE 30, 1995   $ 10,494,973    $   (996,222)   $ (3,383,501)   $    -0-        $  6,115,250
                                                   =============   =============   =============   =============   =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
DIXIE NATIONAL CORPORATION
                                                                              Six Months
                                                                            Ended June 30
                                                                    -------------  -------------
                                                                          1995          1994
                                                                    -------------  -------------

Cash flows from operating activities:
  Net income                                                        $ (5,094,994)  $ (1,782,785)
  Adjustments to reconcile net income to net cash
        provided by operating activities:
     Estimated loss on sale of subsidiary                              3,677,000
     Loss on sale of accident and health business                                       940,000
     Increase (decrease)  in policy liabilities                         (133,487)     1,669,361
     Amotization of deferred policy acquisition costs and
        and value of life insurance purchased                            468,313      1,150,641
     Increase (decrease) in deferred income taxes                        (94,987)      (598,176)
     Increase (decrease) in accrued liabilities                         (165,355)      (117,006)
     Policy acquisition costs deferred                                  (226,172)    (1,139,473)
     Decrease (increase) in accounts receivable                          (10,942)       490,938
     Increase in policyowner funds on deposit                            910,044         22,445
     Depreciation                                                         57,546         58,422
     Other, net                                                          (16,193)      (158,839)
                                                                    -------------   -------------
                                       NET CASH PROVIDED BY
                                       OPERATING ACTIVITIES             (629,227)       535,528
Cash flows from investing activities:
  Proceeds from investments sold or matured:
     Fixed maturities:
           Maturities                                                  1,044,469        725,000
           Calls                                                           4,000        558,858
           Sales                                                         242,000
     Repayment of policy and student mortgage loans                      871,057        868,831
  Cost of investments acquired:
        Fixed maturities                                              (1,586,224)    (5,566,898)
        Equipment  leases                                               (525,037)
        Policy and student loans                                        (374,028)      (326,971)
  Temporary investments, net                                           4,069,632      2,620,423
  Additions to property and equipment                                    (37,136)       (82,842)
  Proceeds from sale of property and equipment
                                                                    -------------   -------------
                                   NET CASH PROVIDED (USED)
                                    BY INVESTING ACTIVITIES            3,708,733     (1,203,599)
Cash flows from financing activities:
  Payments on debt                                                       (35,474)       (70,522)
                                                                    -------------   -------------
                                           NET CASH USED BY
                                       FINANCING ACTIVITIES              (35,474)       (70,522)
                                                                    -------------   -------------
                                 NET (DECREASE) INCREASE IN
                                  CASH AND CASH EQUIVALANTS            3,044,032       (738,593)
Cash and cash equivalents - beginning of year                            459,109      4,655,458
                                                                    -------------   -------------
                               CASH AND CASH EQUIVALENTS AT
                                              END OF PERIOD         $  3,503,141    $  3,916,865
                                                                    =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash payments for income taxes                                    $    127,279    $    598,175
                                                                    =============   =============
  Cash payments for interest                                        $    231,210    $    302,235
                                                                    =============   =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
  Common Stock issued for investment in other equity securities     $  1,103,778
                                                                    =============

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements (Unaudited)
Dixie National Corporation
June 30, 1995

Note 1--Basis of Presentation

     The accompanying unaudited consolidated financial statements include the financial statements of Dixie National Corporation ("Corporation"), its wholly-owned subsidiaries and Dixie National Life Insurance Company ("Dixie Life"), which is approximately 99% owned (collectively "Company") and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the detail and disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. More detailed information is contained in the Notes to Consolidated Financial Statements included in the Corporation's 1994 Form 10-K Annual Report.

     All adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements are included and consisted only of normal recurring adjustments.

Note 2--Statutory Accounting

     A reconciliation of Dixie Life's statutory net income to the Company's consolidated GAAP net income for the six months ended June 30, 1995 and 1994 is as follows:


                                                        1995           1994
                                                        ----           ----

Statutory net income                               $  (738,498)   $  (636,127)
Estimated loss on sale of subsidiary                (3,677,000)
Deferral of acquisition costs                          226,172      1,139,473
Amortization of acquisition costs                     (468,313     (1,150,641)
Differences in insurance policy
  liabilities, excluding effect of
  sale of block of busine  ss                        1,054,700        161,245
Deferred income taxes                                                (160,000)
Premium income                                        (928,060)       (32,554)
Investment income                                       68,017         11,693
Commissions                                                           (25,000)
Interest expense                                      (293,460)      (172,752)
General insurance expenses                             351,368        238,033
Supplementary contracts                               (103,667)       (76,735)
Other                                                  421,018       (139,420)
Provision for litigation settlement                 (1,007,271)
GAAP Loss on sale of accident and health business                    (940,000)
GAAP Net Income (Loss)                             ------------   ------------
                                                   $(5,094,994    $(1,782,785)
                                                   ===========    ============

A reconciliation of Dixie Life's statutory stockholders' equity to the Company's Consolidated GAAP stockholders' equity at June 30, 1995 is as follows:



Statutory Stockholders' Equity                             $ 4,558,029
Differences in insurance policy liabilities                   (325,682)
Deferred acquisition costs                                   6,464,089
Deferred income taxes                                         (139,865)
Debt of parent company                                      (5,936,440)
Asset Valuation Reserve                                        129,809
Value of life insurance purchased                            1,509,356
Non-admitted assets                                            206,430
Common stock issued                                          3,073,778
Other                                                          399,222
Unallocated loss on sale of subsidiary                      (3,823,476)
  GAAP Stockholders' Equity                                ------------
                                                           $ 6,115,250
                                                           ============

Note 3--Investments

     The Company's investments in fixed maturity securities available for sale at June 30, 1995 are summarized as follows:

                                                         Amortized       Unrealized     Unrealized     Market
                                                           Cost             Gains         Losses       Value

U.S. Government agencies and authorities                $ 9,764,593      $ 208,896      $ 87,209    $ 9,886,280
States, municipalities and political subdivisions            50,000                          500         49,500
Special revenue                                              10,278                          378          9,900
Public utilities                                          2,366,735         28,828        28,683      2,366,880
All other corporate                                       6,635,300        134,865       109,343      6,660,822
                                                        ------------     ----------     ---------   ------------
                                                        $18,826,906      $ 372,589      $226,113    $18,973,382
                                                        ============     ==========     =========   ============

     Net investment income for the six months ended June 30, 1995 and 1994 consists of the following:

                                                    1995           1994
                                                    ----           ----
Investment income
  Fixed maturities                              $  669,182     $  571,145
  Policy loans                                      97,864         92,568
  Student loans                                    189,790        170,337
  Interest on Accounts Receivable                   29,857        107,169
  Short-term investment                             22,289         32,173
  Other                                            224,370        100,429
                                                -----------    -----------
           Net investment income                $1,233,352     $1,073,821
                                                ===========    ===========

     Net realized investment gains for the six months ended June 30, 1995 and 1994 are summarized as follows:

                                                    1995           1994
                                                    ----           ----

Realized gains                                    $36,757        $ 1,422
Realized losses                                                    7,416
                                                  --------       --------
           Net realized gains (losses)            $36,757        $(5,994)
                                                  ========       ========

     As consideration for extension of the Corporation's Convertible Notes (Note 7), the Corporation pledged 804,445 shares of its Alanco stock with a carrying value of $1,307,000 (market value $1,935,700 at June 30, 1995) as additional collateral to the Convertible Notes.

     The obligation of the purchasers of the Corporation's Common Stock in the November Transaction (Notes 3 and 16 to the Corporation's Consolidated Financial Statements contained in its 1994 Form 10-K Annual Report) to cover any market depreciation, as defined, has been extended to the maturity of the Term Loan. At June 30, 1995, market value of the Corporation's holdings in equity securities subject to this obligation, based on the average closing bid and asked price, was $2,331,000.

Note 4--Deferred Policy Acquisition Costs

     An analysis of deferred policy acquisition costs for the six months ended June 30, 1995 and 1994 follows:

                                                    1995           1994
                                                    ----           ----
Balance at beginning of period                   $6,626,230     $19,759,110
Deferred during the period:
  Commissions                                       180,034         882,255
  Other Expenses                                     46,138         257,188
                                                 -----------    ------------
    Total Deferred                                  226,172       1,139,443
Deferred policy acquisition costs on
   policies sold                                                 (3,724,168)
Estimated loss on A&H business sold                                (940,000)
Amortized during the period                        (388,313)     (1,070,641)
                                                 -----------    ------------
Balance at end of period                         $6,464,089     $15,163,744
                                                 ===========    ============

Note 5--Value of Life Insurance Purchased

     An analysis of the value of life insurance purchased for the six months ended June 30, 1995 and 1994 follows:

                                                    1995           1994
                                                    ----           ----

Balance at beginning of period                   $1,589,356     $1,749,356
Amortized during the period                         (80,000)       (80,000)
                                                 -----------    -----------
Balance at end of the period                     $1,509,356     $1,669,356
                                                 ===========    ===========

Note 6--Property and Equipment

     A summary of property and equipment at June 30, 1995 follows:

Home office property                                $  795,038
Data Processing Equipment                              818,149
Furniture, Equipment and Autos                         491,143
                                                    -----------
                                                    $2,104,330
Less accumulated depreciation                        1,540,046
                                                    ----------
                                                    $  564,284
                                                    ===========

Note 7--Notes Payable and Other Debt

     The Company had the following notes payable at June 30, 1995:

NON-LIFE:

Note payable to a bank bearing interest at prime plus
  1% (at June 30, 1995 the rate was 10%), payable in
  monthly installments of $1,389 with the balance due
  June 8, 1998                                                   $  50,000

Note payable to a bank bearing interest at prime
  plus 3/4% (at June 30, 1995, the rate was 9.75%),
  payable in monthly installments of $11,846 through
  January 5, 2001;  secured by home office property                477,694
                                                                 ----------
                                                                   527,694
LIFE:
Note payable to an insurance company bearing interest
  at 1% above prime (10% at June 30, 1995) payable
  interest only monthly through February 1995, with
  original maturity March 31, 1995, collateralized by
  common stock of Dixie Life ("Term Loan")                       3,688,746

10% Convertible Notes due May 1, 1995 ("Convertible
  Notes") with interest payable semi-annually until
  maturity, convertible to common stock on the basis of
  one share for each $1 of Note principal, collateralized
  by second security interest in common stock of Dixie Life      1,720,000

Obligation under capital lease                                     131,925
                                                                -----------
                                                                 5,540,671
                                                                -----------
                                                                $6,068,365
                                                                ===========

     The Restated Stock Purchase Agreement with Standard Life Insurance Company (Note 9) waives all financial covenants contained in the Term Loan agreement.

     The Term Loan is due at closing of the sale of Dixie Life or 180 days following cancellation of the Restated Stock Purchase Agreement by either party. The Convertible Notes are due at the earliest of closing of the sale of Dixie Life, 90 days following cancellation of the Restated Stock Purchase Agreement or December 27, 1995.

Note 8--Incentive Stock Option Plans

     Options to purchase common stock of the Corporation previously have been granted under two incentive stock option plans, each of which has expired. At June 30, 1995, options granted under such plans to purchase 395,768 shares were outstanding, including (at per share exercise prices): 92,061 at $1.23; 87,816 at $1.69; 16,991 at $1.77; 34,496 at $1.41; 45,161 at $1.38; 48,548 at
$1.50 and 70,695 at $1.00.

     Options for the purchase of 5,000 shares of Common Stock were granted under the 1995 Stock Option Plan ("1995 Plan") upon its adoption on May 26, 1995 to each of the Corporation's seven non-employee directors, and an option for 25,000 shares also was granted to G. Thomas Reed, Senior Vice President of the Corporation. The options are subject to approval of the 1995 Plan by the shareholders, and if approved, will be exercisable at $25/32, the closing bid price on the last trade date (May 25, 1995), prior to the date of grant.

Note 9--Proposed Sale of Dixie Life

     On April 18, 1995, the Corporation and Dixie Life entered into a Stock Purchase Agreement ("Stock Purchase Agreement") with Standard Life Insurance Company of Indiana ("Standard") to sell to Standard all of the common capital stock of Dixie Life owned by the Corporation. That agreement was restated by a Restated Stock Purchase Agreement entered into as of August 8, 1995, but effective as of April 18, 1995, among the Corporation, Dixie Life and Standard ("Restated Stock Purchase Agreement").

     Dixie Life is 99.3% owned by the Corporation and represents virtually all of the Company's assets and operations. The sale of the Corporation's interest in Dixie Life to Standard ("Standard Transaction"), if completed, provides for the satisfaction of substantially all of the Corporation's debt, including a $3,689,000 Term Loan, originally due March 31, 1995, held by Standard and $1,720,000 of Convertible Notes originally due May 1, 1995. The due dates of both of these obligations have been extended. The Corporation also would receive $2,103,079 in cash at closing and the first $175,000 of agent advances collected after closing. The amount of cash to be received by the Corporation is subject to adjustment, but is to be fixed prior to the proxy solicitation to be made in connection with the Annual Meeting of Shareholders of the Corporation at which the Standard Transaction will be voted upon.

     The proposed sale is scheduled to close in October 1995 and, if completed, will result in a loss. An estimated loss of $4,635,000 ($.55 per share) was recorded in the three months ended March 31, 1995. The estimated loss was revised to $3,677,000 ($.44 per share) by a credit of $958,000 ($.12 per share) in the quarter ended June 30, 1995. The sale of Dixie Life constitutes discontinuance of the life insurancebusiness by the Corporation. The loss on the sale is reported in a manner substantially the same as discontinued operations. The Corporation continues to report insurance operations in the same manner as prior to the measurement date of March 6,

1995. Accounting Principles Board Opinion No. 30 (APB 30) calls for reporting the operations of discontinued operations as a single net amount in the statement of operations but, in management's opinion, reducing virtually all of the Corporation's operations to a single amount in the statement of operations would not be meaningful to readers of the Corporation's financial statements. The Corporation anticipates entry into some other line of business in 1995. When the Corporation enters another line of business, but no later than 1996, insurance operations will be reported as discontinued operations in accordance with APB 30.

Note 10--Sale of Common Stock

     The Corporation entered into an agreement with Universal Management Services, a Nevada corporation (UMS), as of October 27, 1994 ("UMS Agreement"). (See Note 16 to the Corporation's Consolidated Financial Statements contained in its 1994 Form 10-K Annual Report.) The Corporation and UMS, on April 20, 1995, entered into an amended and restated agreement effective as of March 24, 1995 ("Second Amended and Restated UMS Agreement") which provides that UMS has the right to use its best efforts to assist the Corporation in placing up to 12,500,000 additional shares of the Corporation's Common Stock in non-U.S. markets, pursuant to Regulation S, or otherwise in private placements. In connection with the Second Amended and Restated UMS Agreement, on June 29, 1995, the Corporation issued 2,000,000 shares of its Common Stock in exchange for 16% of the outstanding common shares of Phoenix Medical Management, Inc. ("PMM"), an Arizona corporation and 100,000 of its Common Stock for an option to acquire the remaining 84% of the common shares of PMM for 10,400,000 additional shares of the Corporation's Common Stock. This option was relinquished by the Corporation in July 1995.

Note 11--Settlement of Litigation

     Dixie Life is a defendant in a suit filed on January 7, 1994, by David William Becker, plaintiff in the Circuit Court of Montgomery County, Alabama. (See Note 13 to the Corporation's Consolidated Financial Statements contained in its 1994 Form 10-K Annual Report.)

     On July 20, 1995, Dixie Life reached a settlement with the plaintiff which provides, among other things:

          1. For the purposes of settlement only, Dixie Life will not object to certification of a class consisting of all owners of Charter Contracts as of January 7, 1994.

          2. For payment to the class of $550,000.

          3. For issuance to each class member of additional paid up insurance in the amount of 15% of the face amount of each Charter Contract presently in force.

          4. An agreed adjudication of the method of computing and allocating dividends in the future on Charter Contracts.

          5. That, in the event that more than 5% of the potential class members elect not to participate in the litigation as members of the class, the settlement agreement is null, void and of no further effect.

     The settlement is subject to approval by the Circuit Court of Montgomery County, Alabama.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     General. In 1994 and early 1995, the Corporation devoted significant effort to strengthening the Statutory Surplus of Dixie Life and reducing the Corporation's dependence upon the operations of Dixie Life and the ability of Dixie Life to transfer funds to the Corporation. The following steps were taken in 1994 and early 1995:

     The sale of Dixie Life's accident and health business increased Dixie Life's Statutory Surplus to a level so that Dixie Life is not dependent upon the reserve credit provided by the Crown Agreement to meet minimum levels of Statutory Surplus required by any state in which it operates. The sale of that business also allowed Dixie Life to accelerate the recapture of the Crown reserve credit in 1994, further reducing the dependence on the Crown Agreement.

     The UMS Agreement generally provided a possible source of funds to satisfy the Term Loan and Convertible Notes. The Alanco shares acquired under the UMS Agreement in the November Transaction provided a means of further securing the Convertible Notes upon the extension of their original May 1, 1995 due date.

     The Standard  Transaction  provides for the satisfaction of the Term Loan
and  the   Convertible   Notes.   There  are  no  assurances  the  transaction
contemplated by the Restated Stock Purchase Agreement will be consummated.

     Liquidity Requirements. Most of the operating liquidity requirements of the Company arise from the insurance operations of Dixie Life and generally are met through funds generated by Dixie Life's operations. Premium income and net investment income provide funds that are used to pay claims to policyholders; make policy loans; pay costs of obtaining new business, principally first year commissions; and pay operating expenses. Dixie Life's operations generated positive (negative) cash flow of ($856,000) and $778,000 in the six months ended June 30, 1995 and 1994, respectively.

     Dixie Life pays a monthly management fee of $154,000 to the Corporation. Funds provided by the management fee are sufficient to pay operating and interest expenses of the Corporation. Assuming the Standard Transaction closes, the Corporation will no longer have this source of revenue, although it will have eliminated its interest expense and its operating expenses will have been significantly reduced.

     The Corporation's most important liquidity need at this time is for debt service. The Corporation owes Standard $3,689,000 under a Term Loan. The Term Loan (originally due March 31, 1995) is now due at closing of the Standard Transaction or 180 days after the cancellation of the Standard Transaction by either party. Also, the Corporation's Convertible Notes, in the amount of $1,720,000, (originally due May 1, 1995) are now due on the earliest of closing of the Standard Transaction, 90 days after the Restated Stock Purchase Agreement is terminated or December 27, 1995. Although the Standard Transaction provides a means to satisfy the Term Loan and Convertible Notes at closing, there are no assurances that the Standard Transaction will be consummated. All of the shares of Dixie Life owned by the Corporation are pledged to secure payment of the Term Loan and the Convertible Notes.

     In June 1995, the Corporation borrowed $50,000 from a bank. The funds have or will be used to acquire furniture and equipment for the Corporation's executive offices in Hilton Head Island, South Carolina. This note is due in monthly installments of $1,389 with the balance due June 8, 1998.

     At June 30, 1995, Vanguard owed a bank $478,000 under a mortgage loan secured by the home office building of Dixie Life which also secures the Term Loan. Under a lease agreement, Dixie Life pays Vanguard rent sufficient to cover the debt service under the mortgage.

     The loan agreement covering the Term Loan contains three financial covenants. A provision of the Restated Stock Purchase Agreement waives each of those covenants until the due date of the Term Loan. The terms of the Convertible Notes provide that an event of default under the Term Loan, if not cured or waived, is an event of default under the Convertible Notes.

     Going Concern Considerations. The lack of assurance that the Standard Transaction will be completed raises significant doubt about the Company's ability to continue as a going concern. Completion of the Standard Transaction together with an extension or timely repayment of the Convertible Notes would remove such uncertainties.

     Management's plans in this regard include the following:

          1. Endeavor to complete the Standard Transaction, thereby satisfying the Term Loan and the Convertible Notes.

          2. In the event the Standard Transaction is canceled by either party, searching for another purchaser of Dixie Life in the 180 days available to Corporation beyond such cancellation before the Term Loan is due.

          3. The sale of a portion of the marketable equity securities owned by the Corporation is a possible source of repayment of at least a portion of the Convertible Notes.

          There are no assurances that any of these efforts will be successful.

     Investment Portfolio Liquidity. Dixie Life's investment strategy emphasizes investments of the highest quality. Accordingly, Dixie Life's policy has been to invest in securities which are considered investment grade by various investor services and the NAIC. Occasionally, securities will fall below investment grade over the life of the securities. At June 30, 1995, Dixie Life's investment in securities not of investment grade was less than 1% of total investments.

     In 1995, Dixie Life's Board of Directors approved an investment of up to $1,200,000 in five year equipment leases on food preparation equipment at a rate of prime plus 4% fixed at closing. Approximately $540,000 was funded in the quarter ended March 31, 1995. No further leases will be funded. The Restated Stock Purchase Agreement requires that any investment under this program be transferred to the Corporation at book value at closing.

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

     At June 30, 1995, Dixie Life's Statutory Surplus was $4,558,000, well in excess of the minimum requirement of any state. Prior to the 1994 sale of its accident and health business, Dixie Life's Statutory Surplus was less than $3,000,000. Further, in order to meet its Statutory Surplus requirements, Dixie Life has, from time to time, depended upon forms of reinsurance agreements that provide surplus relief through reserve credits that, for statutory accounting purposes, increase Statutory Surplus in an amount equal to the reserve credit taken. Dixie Life's principal reinsurance agreement provided a reserve credit of $1,655,000 at June 30, 1995. The sales of its in force accident and health insurance, generated significant statutory profits.

Results of Operations

     Six Months Ended June 30, 1995 Compared To Six Months Ended June 30, 1995. In the six month period ended June 30, 1995, the Company incurred a net loss of $5,095,000 ($.61 per share) compared to a net loss of $1,783,000 ($.28 per share) in the comparable period of 1994. The 1995 loss included an estimated loss of $3,677,000 ($.44 per share) from the proposed sale of Dixie Life discussed in Note 9 to the consolidated financial statements. The sale of Dixie Life constitutes discontinuance of the life insurance business by the Corporation. The loss on the sale is reported in a manner substantially the same as discontinued operations. The Corporation continues to report insurance operations in the same manner as prior to the measurement date of March 6, 1995, the date of a letter of intent preceding the Restated Stock Purchase Agreement. Accounting Principles Board Opinion No. 30 (APB 30) calls for reporting the operations of discontinued operations as a single net amount in the statement of operations but, in management's opinion, reducing virtually all of the Company's operations to a single amount in the statement of operations would not be meaningful to readers of the Corporation's financial statements. As discussed above, the Corporation anticipates entry into another line of business. When the Corporation enters some other line of business, but no later than 1996, insurance operations will be reported as discontinued operations in accordance with APB 30.

     Total revenues decreased $6,170,000 in the six month period ended June 30, 1995 compared to the same period in 1994. Premiums for the period decreased $6,372,000 in 1995, primarily as a result of the sale of Dixie Life's accident and health business.

     Benefits and expenses decreased $6,534,000 in the six month period ended June 30, 1995 compared to the same period in 1994, primarily as a result of the sales of Dixie Life's accident and health business.

     In the six months ended June 30, 1995, benefits and claims to policyholders decreased amortization of deferred policy acquisition costs decreased $682,000 and commissions decreased $1,281,000 compared to the same period in 1994. Each of these decreases was driven by the sales of Dixie Life's accident and health business.

     In June 1995, Dixie Life settled pending litigation regarding certain policies previously issued and recorded charge of $1,007,000 related to this statement.

     In 1994, the Corporation recognized a loss of $940,000 on the sale of Dixie Life's accident and health business.

     The Corporation recognized no income tax benefit on the loss before income taxes and estimated loss on sale of subsidiary because it is more likely than not that the resultant deferred tax assets would not be realized.

     Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994. In the three month period ended June 30, 1995, the Company incurred a net loss of $287,000 ($.03 per share) compared to a net loss of $1,278,000 ($.20 per share) in the comparable period of 1994. The 1995 loss included a credit of $958,000 ($.12 per share to reduce the estimated loss from the proposed sale of Dixie Life discussed in Note 9 to the consolidated financial statements. The sale of Dixie Life constitutes discontinuance of the life insurance business by the Corporation. The loss on the sale is reported in a manner substantially the same as discontinued operations. The Corporation continues to report insurance operations in the same manner as prior to the measurement date of March 6, 1995, the date of a letter of intent preceding the Restated Stock Purchase Agreement. Accounting Principles Board Opinion No. 30 (APB 30) calls for reporting the operations of discontinued operations as a single net amount in the statement of operations but, in management's opinion, reducing virtually all of the Company's operations to a single amount in the statement of operations would not be meaningful to readers of the Corporation's financial statements. As discussed above, the Corporation anticipates entry into another line of business. When the Corporation enters some other line of business, but no later than 1996, insurance operations will be reported as discontinued operations in accordance with APB 30.

     Total revenues decreased $3,003,000 in the three month period ended June 30, 1995 compared to the same period in 1994. Premiums for the period decreased $3,100,000 in 1995, primarily as a result of the sale of Dixie Life's accident and health business.

     Benefits and expenses decreased $3,036,000 in the three month period ended June 30, 1995 compared to the same period in 1994, primarily as a result of the sales of Dixie Life's accident and health business.

     In the three months ended June 30, 1995, benefits and claims to policyholders decreased $2,178,000, amortization of deferred policy acquisition costs decreased $257,000 and commissions decreased $676,000 compared to the same period in 1994. Each of these decreases was driven by the sales of Dixie Life's accident and health business.

     In June 1995, Dixie Life, subject to court approval, settled pending litigation regarding certain policies previously issued and recorded a charge of $1,007,000 related to this settlement.

     In 1994, the Corporation recognized a loss of $940,000 on the sale of Dixie Life's accident and health business.

     The Corporation recognized no income tax benefit on the loss before income taxes and estimated loss on sale of subsidiary because it is more likely than not that the resultant deferred tax assets would not be realized.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     As previously reported in its 1994 Form 10-K Annual Report, Dixie Life is a defendant in a suit filed on January 7, 1994, by David William Becker, plaintiff in the Circuit Court of Montgomery County, Alabama.

     On July 20, 1995, Dixie Life reached a settlement with the plaintiff which provides, among other things:

          1. For the purposes of settlement only, Dixie Life will not object to certification of a class consisting of all owners of Charter Contracts as of January 7, 1994.

          2. For payment to the class of $550,000.

          3. For issuance to each class member of additional paid up insurance in the amount of 15% of the face amount of each Charter Contract presently in force.

          4. An agreed adjudication of the method of computing and allocating dividends in the future on Charter Contracts.

          5. That, in the event that more than 5% of the potential class members elect not to participate in the litigation as members of the class, the settlement agreement is null, void and of no further effect.

     The settlement is subject to approval by the Circuit Court of Montgomery County, Alabama.

Item 5. Other Information

     Proposed Sale of Dixie National Life Insurance Company and Satisfaction of Indebtedness

     As more fully discussed in Note 9 to the consolidated financial statements on August 8, 1995, the Corporation entered into the Restated Stock Purchase Agreement with Standard to sell to Standard all of the capital stock of Dixie Life which the Corporation owns. A copy of the Restated Stock Purchase Agreement is filed as Exhibit 2(e) hereto.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

     2(e) Restated  Stock  Purchase  Agreement  Among  Standard Life Insurance
          Company of Indiana, Dixie National Life Insurance Company and Dixie National Corporation dated August 8, 1995 effective as of April 18, 1995.

   (b) Reports on Form 8-K

     The Corporation filed the following Form 8-K Current Reports during the second quarter of 1995:

Date of                   Item
Report                    Reported         Subject
June 29, 1995               5.             Other  Second  Amended and Restated
                                           UMS    Agreement    amending    and
                                           restating an earlier agreement with
                                           Universal  Management  Services,  a
                                           Nevada Corporation, ("UMS).

                                  SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Dixie National Corporation
                                       --------------------------
                                             (Registrant)

Date:  August 14, 1995                 /s/Robert B. Neal
                                       -----------------
                                       Robert B. Neal
                                       President


Date:  August 14, 1995                 /s/Monroe M. Wright
                                       -------------------
                                       Monroe M. Wright
                                       Senior Vice President & Treasurer

                                  RESTATED

                          STOCK PURCHASE AGREEMENT

                       RESTATED AS OF AUGUST 8, 1995

                       EFFECTIVE AS OF APRIL 18, 1995

                                   Among


                STANDARD LIFE INSURANCE COMPANY OF INDIANA,

                   DIXIE NATIONAL LIFE INSURANCE COMPANY

                                    and

                         DIXIE NATIONAL CORPORATION

                             TABLE OF CONTENTS


                                                                       Page

ARTICLE I
DEFINITIONS .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
            1.1    Terms Defined . . . . . . . . . . . . . . . . . . . . .1
            1.2    Other Definitional Provisions . . . . . . . . . . . . .1

ARTICLE II
SALE OF SHARES AND CLOSING . . . . . . . . . . . . . . . . . . . . . . . .2
            2.1    Purchase and Sale . . . . . . . . . . . . . . . . . . .2
            2.2    Purchase Price. . . . . . . . . . . . . . . . . . . . .2
            2.3    Adjustment. . . . . . . . . . . . . . . . . . . . . . .2
            2.4    Actuary Report. . . . . . . . . . . . . . . . . . . . .3
            2.5    Closing . . . . . . . . . . . . . . . . . . . . . . . .3

ARTICLE III
REPRESENTATIONS AND WARRANTIES OF SELLER . . . . . . . . . . . . . . . . .3
            3.1    Organization. . . . . . . . . . . . . . . . . . . . . .3
            3.2    Authority.. . . . . . . . . . . . . . . . . . . . . . .4
            3.3    Capital Stock . . . . . . . . . . . . . . . . . . . . .4
            3.4    No Subsidiaries . . . . . . . . . . . . . . . . . . . .4
            3.5    No Conflicts or Violations. . . . . . . . . . . . . . .5
            3.6    Books and Records . . . . . . . . . . . . . . . . . . .5
            3.7    SAP Statements. . . . . . . . . . . . . . . . . . . . .6
            3.8    No Other Financial Statements . . . . . . . . . . . . .6
            3.9    Reserves. . . . . . . . . . . . . . . . . . . . . . . .6
            3.10   Absence of Changes. . . . . . . . . . . . . . . . . . .7
            3.11   No Undisclosed Liabilities. . . . . . . . . . . . . . 10
            3.12   Taxes . . . . . . . . . . . . . . . . . . . . . . . . 10
            3.13   Litigation. . . . . . . . . . . . . . . . . . . . . . 13
            3.14   Compliance With Laws. . . . . . . . . . . . . . . . . 14
            3.15   Benefit Plans, ERISA. . . . . . . . . . . . . . . . . 15
            3.16   Properties. . . . . . . . . . . . . . . . . . . . . . 17
            3.17   Contracts . . . . . . . . . . . . . . . . . . . . . . 18
            3.18   Insurance Issued by the Company . . . . . . . . . . . 20
            3.19   Threats of Cancellation . . . . . . . . . . . . . . . 22
            3.20   Licenses and Permits. . . . . . . . . . . . . . . . . 22
            3.21   Operations Insurance. . . . . . . . . . . . . . . . . 22
            3.22   Intercompany Accounts . . . . . . . . . . . . . . . . 22
            3.23   Bank Accounts . . . . . . . . . . . . . . . . . . . . 23

            3.24   Brokers . . . . . . . . . . . . . . . . . . . . . . . 23
            3.25   Disclosure. . . . . . . . . . . . . . . . . . . . . . 23

ARTICLE IV
REPRESENTATIONS AND WARRANTIES OF PURCHASER. . . . . . . . . . . . . . . 23
            4.1    Organization. . . . . . . . . . . . . . . . . . . . . 23
            4.2    Authority . . . . . . . . . . . . . . . . . . . . . . 23
            4.3    No Conflicts or Violations. . . . . . . . . . . . . . 24
            4.4    Litigation. . . . . . . . . . . . . . . . . . . . . . 25
            4.5    Purchase for Investment . . . . . . . . . . . . . . . 25
            4.6    Brokers . . . . . . . . . . . . . . . . . . . . . . . 25
            4.7    Disclosure. . . . . . . . . . . . . . . . . . . . . . 25

ARTICLE V
COVENANTS OF SELLER AND COMPANY. . . . . . . . . . . . . . . . . . . . . 25
            5.1    Regulatory Approvals. . . . . . . . . . . . . . . . . 25
            5.2    Investigation by the Purchaser. . . . . . . . . . . . 26
            5.3    No Negotiations, etc. . . . . . . . . . . . . . . . . 26
            5.4    Conduct of Business . . . . . . . . . . . . . . . . . 27
            5.5    Financial Statements and Reports. . . . . . . . . . . 28
            5.6    Investments . . . . . . . . . . . . . . . . . . . . . 29
            5.7    Employee Matters. . . . . . . . . . . . . . . . . . . 29
            5.8    No Charter Amendments . . . . . . . . . . . . . . . . 30
            5.9    No Issuance of Securities . . . . . . . . . . . . . . 30
            5.10   No Dividends. . . . . . . . . . . . . . . . . . . . . 30
            5.11   No Disposal of Property . . . . . . . . . . . . . . . 30
            5.12   No Breach or Default. . . . . . . . . . . . . . . . . 31
            5.13   No Indebtedness . . . . . . . . . . . . . . . . . . . 31
            5.14   No Acquisitions . . . . . . . . . . . . . . . . . . . 31
            5.15   Intercompany Liabilities. . . . . . . . . . . . . . . 31
            5.16   Resignations of Officers and Directors. . . . . . . . 31
            5.17   Tax Matters . . . . . . . . . . . . . . . . . . . . . 31
            5.18   Dismissal of Pending Litigation . . . . . . . . . . . 31
            5.19   Disclosure Schedule . . . . . . . . . . . . . . . . . 32
            5.20   Shareholder Meeting . . . . . . . . . . . . . . . . . 32
            5.21   Notice and Cure . . . . . . . . . . . . . . . . . . . 32
            5.22   Triennial Report. . . . . . . . . . . . . . . . . . . 32

ARTICLE VI
COVENANTS OF PURCHASER . . . . . . . . . . . . . . . . . . . . . . . . . 32
            6.1    Regulatory Approvals. . . . . . . . . . . . . . . . . 32
            6.2    Home Office Lease . . . . . . . . . . . . . . . . . . 33
            6.3    Assignment of Certain Agent Debit Balances. . . . . . 33

            6.4    Notice and Cure . . . . . . . . . . . . . . . . . . . 33
            6.5    Hart-Scott Filing . . . . . . . . . . . . . . . . . . 33

ARTICLE VII
CONDITIONS TO OBLIGATIONS OF PURCHASER . . . . . . . . . . . . . . . . . 34
            7.1    Representations and Warranties. . . . . . . . . . . . 34
            7.2    Performance . . . . . . . . . . . . . . . . . . . . . 34
            7.3    Certificates of Officer of Seller . . . . . . . . . . 34
            7.4    No Injunction . . . . . . . . . . . . . . . . . . . . 34
            7.5    No Proceeding or Litigation . . . . . . . . . . . . . 34
            7.6    Consents, Authorizations, etc.. . . . . . . . . . . . 35
            7.7    No Adverse Change . . . . . . . . . . . . . . . . . . 35
            7.8    Opinion of Counsel. . . . . . . . . . . . . . . . . . 35
            7.9    Resignation of Officers and Directors . . . . . . . . 35
            7.10   Shareholder Approval. . . . . . . . . . . . . . . . . 36
            7.11   Hart-Scott. . . . . . . . . . . . . . . . . . . . . . 36
            7.12   Management Agreement. . . . . . . . . . . . . . . . . 36

ARTICLE VIII
CONDITIONS TO OBLIGATIONS OF SELLER. . . . . . . . . . . . . . . . . . . 36
            8.1    Representations and Warranties. . . . . . . . . . . . 36
            8.2    Performance . . . . . . . . . . . . . . . . . . . . . 36
            8.3    Officer's Certificates. . . . . . . . . . . . . . . . 36
            8.4    No Injunction . . . . . . . . . . . . . . . . . . . . 37
            8.5    No Proceeding or Litigation . . . . . . . . . . . . . 37
            8.6    Consents, Authorizations, etc.. . . . . . . . . . . . 37
            8.7    Opinion of Counsel. . . . . . . . . . . . . . . . . . 37

ARTICLE IX
SURVIVAL OF PROVISIONS; REMEDIES . . . . . . . . . . . . . . . . . . . . 37
            9.1    Survival. . . . . . . . . . . . . . . . . . . . . . . 37
            9.2    Available Remedies. . . . . . . . . . . . . . . . . . 38

ARTICLE X
INDEMNIFICATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38
            10.1   Tax Indemnification . . . . . . . . . . . . . . . . . 38
            10.2   Other Indemnification . . . . . . . . . . . . . . . . 39
            10.3   Method of Asserting Claims. . . . . . . . . . . . . . 40
            10.4   After-Tax Damages . . . . . . . . . . . . . . . . . . 42
            10.5   Assignment of Indemnification . . . . . . . . . . . . 43

ARTICLE XI
WAIVER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 43
            11.1   Senior Debt of Seller . . . . . . . . . . . . . . . . 43

ARTICLE XII
TERMINATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44
            12.1   Termination . . . . . . . . . . . . . . . . . . . . . 44
            12.2   Effect of Termination . . . . . . . . . . . . . . . . 44

ARTICLE XIII
MISCELLANEOUS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45
            13.1   Default and Arbitration . . . . . . . . . . . . . . . 45
            13.2   Notices . . . . . . . . . . . . . . . . . . . . . . . 45
            13.3   Entire Agreement. . . . . . . . . . . . . . . . . . . 47
            13.4   Expenses. . . . . . . . . . . . . . . . . . . . . . . 47
            13.5   Public Announcements. . . . . . . . . . . . . . . . . 47
            13.6   Confidentiality . . . . . . . . . . . . . . . . . . . 47
            13.7   Further Assurances. . . . . . . . . . . . . . . . . . 48
            13.8   Waiver. . . . . . . . . . . . . . . . . . . . . . . . 48
            13.9   Amendment . . . . . . . . . . . . . . . . . . . . . . 48
            13.10  Counterparts. . . . . . . . . . . . . . . . . . . . . 48
            13.11  No Third Party Beneficiary. . . . . . . . . . . . . . 48
            13.12  Governing Law . . . . . . . . . . . . . . . . . . . . 48
            13.13  Binding Effect. . . . . . . . . . . . . . . . . . . . 49
            13.14  Assignment. . . . . . . . . . . . . . . . . . . . . . 49
            13.15  Headings, etc.. . . . . . . . . . . . . . . . . . . . 49
            13.16  Invalid Provisions. . . . . . . . . . . . . . . . . . 49

                                   RESTATED
                           STOCK PURCHASE AGREEMENT

     THIS RESTATED STOCK PURCHASE AGREEMENT (" Restated Agreement") is made and entered into as of August 8, 1995, but effective as of April 18, 1995, by and among Dixie National Corporation, a Mississippi corporation (the "Seller"); Dixie National Life Insurance Company, a Mississippi corporation (the "Company"); and Standard Life Insurance Company of Indiana, an Indiana corporation (the "Purchaser").

                            W I T N E S S E T H:

     WHEREAS, Seller is the beneficial owner of 1,489,904 shares of the 1,500,000 shares of authorized, issued and outstanding capital common stock ("Common Stock"), $1.00 par value per share ("the Shares") of the Company; and

     WHEREAS, Seller desires to sell, and Purchaser desires to purchase from Seller, all of the Shares of the Company owned by Seller;

     NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth in this Restated Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

                                  ARTICLE I

                                 DEFINITIONS

     1.1 Terms Defined. The capitalized terms used in this Restated Agreement and not defined herein shall have the meanings specified in Exhibit A.

     1.2 Other Definitional Provisions. Unless the context otherwise requires,
(a) references in this Restated Agreement to the singular number shall include the plural, and the plural number shall include the singular; (b) words denoting gender shall include the masculine, feminine and neuter; (c) the words "hereof," "herein" and "hereunder" and words of similar import refer to this Restated Agreement as a whole and not to any particular provision of this Restated Agreement, (d) unless otherwise specified, all Article and Section references pertain to this Restated Agreement; (e) the term "or" means "and/or"; and (f) the phrase "ordinary course of business and consistent with past practice" refers to the business and practice of the Seller or the Company, as the case may be.

                                  ARTICLE II

                          SALE OF SHARES AND CLOSING

     2.1 Purchase and Sale. The Seller agrees to sell to the Purchaser and the Purchaser agrees to purchase from the Seller the Shares at the Closing upon the terms and subject to the conditions set forth in this Restated Agreement.

     2.2 Purchase Price. Subject to adjustment pursuant to Section 2.3 hereof, the purchase price (the "Purchase Price") for the Shares payable at the Closing shall be equal to Seven Million Six Hundred Eighty-Six Thousand Eight Hundred Twenty-Five Dollars ($7,686,825), of which Two Million One Hundred Three Thousand Seventy-Nine Dollars ($2,103,079) is payable by wire transfer in immediately available funds to such bank and account as the Seller may specify by written notice received by the Purchaser at least three (3) Business Days prior to the Closing Date.

          The balance of the Purchase Price is payable at Closing as follows:

          (a) Forgiveness and cancellation of Senior Debt of the Seller due Buyer in the sum of Three Million Six Hundred Eighty-Eight Thousand Seven Hundred Forty-Six and no/100 Dollars ($3,688,746);

          (b) Payment of Dixie Convertible Subordinated Notes (the "Notes") in the sum of One Million Seven Hundred Twenty Thousand and no/100 Dollars ($1,720,000); and

          (c) After Closing, the first One Hundred Seventy Five Thousand and no/100 Dollars ($175,000) recovered by the Company in respect to agent debit balances.

     2.3 Adjustment. (a) By 9:00 a.m. Central Daylight Time on August 21, 1995, the chief financial officer of the Purchaser shall deliver to the Seller a certificate setting forth the Purchaser's determination of the Adjusted Capital and Surplus of the Company as of June 30, 1995, based upon actual SAP reserves and liabilities for insurance policies in force in the Company on the June 30, 1995, together with true and complete copies of all Work Papers related thereto (collectively, the "Proposed Final Closing Adjusted Capital and Surplus"). Seller shall notify Purchaser on or before 5:00 p.m. Central Daylight Time on August 21, 1995 if it agrees or disagrees with Purchaser's determination of the Proposed Final Closing Adjusted Capital and Surplus. If the Seller notifies the Purchaser on or before 5:00 p.m. Central Daylight Time on August 21, 1995 that the Seller does not agree with such determination of the Proposed Final Closing Adjusted Capital and Surplus, the Purchaser and the Seller shall in good faith until 3:00 p.m. Central Daylight Time on August 23, 1995, attempt to negotiate a determination of the Closing Adjusted Capital and Surplus. If the Seller and the Purchaser fail to reach agreement on a determination of the Closing Adjusted Capital and Surplus by 3:00 p.m. Central Daylight Time on August 23, 1995, the Closing Adjusted Capital and Surplus shall be determined by KPMG Peat Marwick (the "Accounting Firm"). The Accounting Firm shall arrive at its determination of the Closing Adjusted Capital and Surplus by

September 13, 1995 after its notification by the Seller. If the Accounting Firm's determination of the Closing Adjusted Capital and Surplus is greater than the amount of the Proposed Final Closing Adjusted Capital and Surplus determined by the chief financial officer of the Purchaser, the fees and expenses of the Accounting Firm shall be paid by the Purchaser; if the Accounting Firm's determination of the Closing Adjusted Capital and Surplus is equal to or less than the amount of the Final Closing Adjusted Capital and Surplus determined by the chief financial officer of the Purchaser, the fees and expenses of the Accounting Firm shall be paid by the Seller.

          (b) The Adjusted Capital and Surplus of the Company at June 30, 1995 shall be determined in accordance with the Formula set forth on Exhibit B hereto.

          (c) The amount of the Final Closing Adjusted Capital and Surplus as determined shall be reflected in the final Purchase Price.

     2.4 Actuary Report. Company shall, contemporaneously with the execution of this Restated Agreement, furnish to Purchaser an opinion of its consulting actuary, MacKeen & Hull, as to the SAP reserves and liabilities for insurance policies in force in the Company on June 30, 1995.

     2.5 Closing. The Closing of the transactions contemplated by this Restated Agreement will take place at the offices of Brunini, Grantham, Grower & Hewes, P.L.L.C., 248 East Capital Street, Suite 1400, Jackson, Mississippi, 39201, or at such other place as the Purchaser shall specify, at 10:00 a.m., local time, on October 2, 1995, if no Purchase Price determination is made by KPMG Peat Marwick or, on October 16, 1995 if such Purchase Price determination is to be made by KPMG Peat Marwick. At the Closing, the Seller will deliver to the Purchaser such documents and instruments as the Purchaser may reasonably request for the purpose of effectuating the purchase and sale of the Shares and the transactions contemplated hereby, including, without limitation, a certificate or certificates representing the Shares issued in the name of the Purchaser, or accompanied by executed stock powers transferring the Shares to the Purchaser. In addition, at closing, Seller will purchase from the Company at book value the Company's entire investment in Fry-Guy, Inc. equipment and leases and Cambria loans, and Seller will deliver to Purchaser releases, waivers, terminations and similar documents reasonably requested by Purchaser to release the Company from any liability or obligation with respect to existing Fry-Guy, Inc. equipment and leases and from any obligation to undertake future Fry-Guy, Inc. and Cambria Financings.

                                 ARTICLE III

                   REPRESENTATIONS AND WARRANTIES OF SELLER

     The Seller hereby represents and warrants to the Purchaser as follows:

     3.1 Organization. Except as disclosed in Section 3.1 of the Disclosure Schedule, Seller is a corporation duly organized, validly existing, and in good standing under the laws of the State of Mississippi and has full corporate power and authority to enter into this Restated Agreement and to perform its obligations under this Restated Agreement. Except as disclosed in Section 3.1 of the Disclosure Schedule, the Company is an insurance company duly organized, validly existing, and in good standing under the Laws of the State of Mississippi and is duly licensed, qualified, or admitted to do business and is in good standing in all jurisdictions in which the failure to be so licensed, qualified, or admitted and in good standing, individually or in the aggregate with other such failures, has or may reasonably be expected to have a material adverse effect on the validity or enforceability of this Restated Agreement, on the ability of the Company to perform its obligations under this Restated Agreement, or on the Business or Condition of the Company. Section 3.1 of the Disclosure Schedule contains a true and complete list of the states in which the Company is licensed to write life and health insurance. The Seller has furnished to the Purchaser true and complete copies of the articles of incorporation (as certified by the appropriate governmental or regulatory authorities) and the Bylaws of the Company, including all amendments thereto.

     3.2 Authority. The Boards of Directors of the Seller and the Company, respectively, have duly and validly approved this Restated Agreement and the transactions contemplated hereby. The shareholders of the Seller must approve the sale by Seller of the shares of the Company. Subject to and upon the prior approval by the shareholders of the Seller, this Restated Agreement constitutes a legal, valid, and binding obligation of the Seller and the Company and is enforceable against the Seller and the Company in accordance with its terms, except to the extent that (a) enforcement may be limited by or subject to any bankruptcy, insolvency, reorganization, moratorium, or similar Laws now or hereafter in effect relating to or limiting creditors' rights generally and (b) the remedy of specific performance and injunctive and other forms of equitable relief are subject to certain equitable defenses and to the discretion of the court or other similar Person before which any proceeding therefor may be brought.

     3.3 Capital Stock. The authorized common capital stock of the Company consists of 5,000,000 shares of common stock, $1.00 par value per share, of which 1,500,000 shares are validly issued and outstanding, fully paid and nonassessable, and 1,489,904 of which are owned beneficially and of record by the Seller, free and clear of all Liens, except for Liens disclosed in Section
3.3 of the Disclosure Schedule. Except as disclosed in Section 3.3 of the Disclosure Schedule, there are no outstanding securities, obligations, rights, subscriptions, warrants, options, charter or founders insurance policies, phantom stock rights, or (except for this Restated Agreement) other Contracts of any kind that give any Person the right to (a) purchase or otherwise receive or be issued any shares of capital stock of the Company (or any interest therein) or any security or Liability of any kind convertible into or exchangeable for any shares of capital stock of the Company (or any interest therein) or (b) receive any benefits or rights similar to any rights enjoyed by or accruing to a holder of the Common Stock, or any rights to participate in the equity, income, or election of directors or officers of the Company.

     3.4 No Subsidiaries. The Company does not control (whether directly or indirectly, whether through the ownership of securities or by Contract or proxy, and whether alone or in combination with others) any corporation, partnership, business organization, or other similar Person.

     3.5 No Conflicts or Violations. The execution and delivery of this Restated Agreement by the Seller and the Company does not, and the performance by the Seller and the Company of their respective obligations under this Restated Agreement will not:

          (a) subject to obtaining the approvals contemplated by Sections 5.1 and 6.1 hereof, violate any term or provisions of any Law or any writ, judgment, decree, injunction, or similar order applicable to the Seller or the Company;

          (b) conflict with or result in a violation or breach of, or constitute (with or without notice or lapse of time or both) a default under, any of the terms, conditions, or provisions of the articles or certificate of incorporation or Bylaws of the Seller or the Company;

          (c) result in the creation or imposition of any Lien upon the Seller, the Company or any of their respective Assets and Properties that individually or in the aggregate with any other Liens has or may reasonably be expected to have a material adverse effect on the validity or enforceability of this Restated Agreement, on the ability of the Seller or the Company to perform their respective obligations under this Restated Agreement, or on the Business or Condition of the Seller or the Company;

          (d) conflict with or result in a violation or breach of, or constitute (with or without notice or lapse of time or both) a default under, or give to any Person any right of termination, cancellation, acceleration, or modification in or with respect to, any Contract to which the Seller or the Company is a party or by which any of their respective Assets or Properties may be bound and as to which any such conflicts, violations, breaches, defaults, or rights individually or in the aggregate have or may reasonably be expected to have a material adverse effect on the validity or enforceability of this Restated Agreement, on the ability of the Seller or the Company to perform its respective obligations under this Restated Agreement, or on the Business or Condition of the Seller or the Company; or

          (e) require the Seller or the Company to obtain any consent, approval, or action of, or make any filing with or give any notice to, any Person except: (i) as contemplated in Section 5.1 hereof; (ii) as disclosed in Section 3.5(e) of the Disclosure Schedule; or (iii) those which the failure to obtain, make, or give individually or in the aggregate with any other such failures has or may reasonably be expected to have no material adverse effect on the validity or enforceability of this Restated Agreement, on the ability of the Seller or Company to perform its respective obligations under this Restated Agreement, or on the Business or Condition of the Seller or the Company.

     3.6 Books and Records. Except as disclosed in Section 3.6 of the Disclosure Schedule, the minute books and other similar records of the Company contain a true and complete record, in all material respects, of all actions taken at all meetings and by all written consents in lieu of meetings of the stockholders, Board of Directors, and each committee thereof of the Company. The Books and Records of the Company accurately reflect in all material respects the Business or

Condition of the Company, and have been maintained in all material respects in accordance with good business and bookkeeping practices.

     3.7 SAP Statements. The Seller has previously delivered to the Purchaser true and complete copies of the following SAP Statements:

          (a) Annual Statements and audited SAP basis financial statements of the Company for each of the years ended December 31, 1992, 1993, and 1994 (and the notes relating thereto, whether or not included therein).

          Except as disclosed in Section 3.7 of the Disclosure Schedule, each such SAP Statement complied in all material respects with all applicable Laws when so filed, and all material deficiencies known to Seller or Company with respect to any such SAP Statement have been cured or corrected. Except for the year 1992, which has subsequently been corrected, each such SAP Statement (and the notes relating thereto, whether or not included therein), including, without limitation, each balance sheet and each of the statements of operations, capital and surplus account, and cash flow contained in the respective SAP Statement, was prepared in accordance with SAP, is true and complete in all material respects, and fairly presents the financial condition, the Assets and Properties, and the Liabilities of the Company as of the respective dates thereof and the results of operations and changes in capital and surplus and in cash flow of the Company for and during the respective periods covered thereby.

     3.8 No Other Financial Statements. Except as disclosed in Section 3.8 of the Disclosure Schedule and except for the financial statements described in
Section 3.7 (collectively, the "Financial Statements"), since June 30, 1995 no other financial statements have been prepared by or with respect to the Company (whether on a GAAP, SAP, or other basis).

     3.9 Reserves. All reserves and other similar amounts with respect to insurance and annuities as established or reflected in the SAP Statements of the Company dated as of June 30, 1995 (including, without limitation, the reserves and amounts reflected respectively on lines 1 through 11.3 of page 3 of the June 30, 1995 Quarterly Statement), subject to adjustments contained in the draft of the Report of Triennial Examination as of December 31, 1994 promulgated by the Mississippi Department of Insurance, were determined in accordance with generally accepted actuarial principles that are in accordance with those called for by the provisions of the related insurance and annuity Contracts and in the related reinsurance, coinsurance, and other similar Contracts of Company, and meet the requirements of the insurance Laws of the State of Mississippi and states in which such insurance and annuity Contracts were issued or delivered. All such reserves and other similar amounts will be adequate (under generally accepted actuarial principles consistently applied) to cover the total amount of all reasonably anticipated matured and unmatured benefits, dividends, claims, and other Liabilities of the Company under all insurance and annuity Contracts under which the Company has or will have any Liability (including, without limitation, any Liability arising under or as a result of any reinsurance, coinsurance, or other similar Contract) on the respective dates of such SAP

Statements. The Company owns assets that qualify as legal reserve assets under applicable insurance Laws in an amount at least equal to all such required reserves and other similar amounts.

     3.10 Absence of Changes. Except as disclosed in Section 3.10 of the Disclosure Schedule or as specifically reflected in the June 30, 1995 SAP Statement, or except for changes or developments relating to the conduct of the business of the Company after the date of this Restated Agreement in conformity with this Restated Agreement or the requests of the Purchaser, since June 30, 1995, and except as reflected in the draft of the Report of Triennial Examination as of December 31, 1994 promulgated by the Mississippi Department of Insurance there has not been, occurred, or arisen any change in, or any event (including without limitation any damage, destruction, or loss whether or not covered by insurance), condition, or state of facts of any character that individually or in the aggregate has or may reasonably be expected to have a material adverse effect on the Business or Condition of the Company. Except as disclosed in Section 3.10 of the Disclosure Schedule (with paragraph references corresponding to those set forth below), or except as specifically reflected in the June 30, 1995 SAP Statement, or except for changes or developments relating to the conduct of the business of the Company after the date of this Restated Agreement in conformity with this Restated Agreement or the requests of the Purchaser, since December 1, 1994, the Company has operated only in the ordinary course of business and consistent with past practice, and (without limiting the generality of the foregoing) there has not been, occurred, or arisen:

          (a) any declaration, setting aside, or payment of any dividend or other distribution in respect of the capital stock of the Company or any direct or indirect redemption, purchase, or other acquisition by the Company of any such stock or of any interest in or right to acquire any such stock;

          (b) any employment, deferred compensation, or other salary, wage, or compensation Contract entered into between the Company and any of its officers, directors, employees, agents, consultants, or similar representatives, except for normal and customary Contracts with agents and consultants in the ordinary course of business and consistent with past practices; or any increase in the salary, wages, or other compensation of any kind, whether current or deferred, of any officer, director, employee, agent, consultant, or other similar representative of the Company other than routine increases that were made in the ordinary course of business and consistent with past practices and that did not result in an increase of more than five percent (5%) of the respective salary, wages, or compensation of any such Person; or any creation of any Benefit Plan or any contribution to or amendment or modification of any Benefit Plan;

          (c) any issuance, sale, or disposition by the Company of any debenture, note, stock, or other security issued by the Company, or any modification or amendment of any right of the holder of any outstanding debenture, note, stock, or other security issued by the Company;

          (d) any Lien created on or in any of the Assets and Properties of the Company, or assumed by the Company with respect to any of such Assets and Properties, which Lien relates to Liabilities individually or in the aggregate exceeding $25,000 for the Company or which Lien individually or in the aggregate with any other Liens has or may reasonably be expected to have a material adverse effect on the Business or Condition of the Company;

          (e) any prepayment of any Liabilities individually or in the aggregate exceeding $10,000;

          (f) any Liability involving the borrowing of money by the Company;

          (g) Except for entering into the Settlement  Agreement  described in
     Section 3.13, hereof any Liability incurred by the Company in any transaction (other than pursuant to any insurance or annuity Contract entered into in the ordinary course of business and consistent with past practice) not involving the borrowing of money, except such Liabilities incurred by the Company, the result of which individually or in the aggregate cannot reasonably be expected to have a material adverse effect on the Business or Condition of the Company;

          (h) any damage, destruction, or loss (whether or not covered by insurance) affecting any of the Assets and Properties of the Company, which damage, destruction, or loss individually exceeds $25,000 or the result of which individually or in the aggregate has or may reasonably be expected to have a material adverse effect on the Business or Condition of the Company;

          (i) any work stoppage, strike, slowdown, other labor difficulty, or (to the best knowledge of the Seller or the Company) union organizational campaign (in process or threatened) at or affecting the Company;

          (j) any material change in any underwriting, actuarial, investment, financial reporting, or accounting practices or policies followed by the Company, or in any assumption underlying such a practices or policies, or in any method of calculating any bad debt, contingency, or other reserve for financial reporting purposes or for any other accounting purposes;

          (k) any payment, discharge, or satisfaction by the Company of any Lien or Liability other than Liens or Liabilities that were paid, discharged, or satisfied since December 31, 1994 in the ordinary course of business and consistent with past practice, or were paid, discharged, or satisfied as required under this Restated Agreement;

          (l) any cancellation of any Liability owed to the Company by any other Person;

          (m) any write-off or write-down of, or any determination to write off or down any of, the Assets and Properties of the Company or any portion thereof, except for write-offs or write-downs that do not exceed $10,000 individually or in the aggregate for the Company;

          (n) any sale, transfer, or conveyance of any investments, or any other Assets and Properties, of the Company with an individual book value or with an aggregate book value in excess of $10,000, except as contemplated in Section 5.6, and except in the ordinary course of business and consistent with past practices;

          (o) any amendment, termination, waiver, disposal, or lapse of, or other failure to preserve, any license, permit, or other form of authorization of the Company, the result of which individually or in the aggregate has or may reasonably be expected to have a material adverse effect on the Business or Condition of the Company;

          (p) any transaction or arrangement under which the Company paid, lent, or advanced any amount to or in respect of, or sold, transferred, or leased any of its Assets and Properties or any service to, any officer or director of the Seller or the Company (except for payments of salaries and wages in the ordinary course of business and consistent with past practice, and except for payments made pursuant to any Contract disclosed in Section 3.10(b) or Section 3.17(a) of the Disclosure Schedule), or of any Affiliate of the Seller, the Company, or of any such officer of director; (ii) any business or other Person in which the Seller or the Company, any such officer or director, or any such Affiliate has any material interest, except for advances made to, or reimbursements of, officers or directors of the Seller or the Company for travel and other business expenses in reasonable amounts in the ordinary course of business and consistent with past practice; or any Affiliate of the Company pursuant to any Contract of the type described in Section 3.17(g);

          (q) any material amendment of, or any failure to perform all of its obligations under, or any default under, or any waiver of any right under, or any termination (other than on the stated expiration date) of, any Contract that involves or reasonably would involve the annual expenditure or receipt by the Company of more than $25,000 or that individually or in the aggregate is material to the Business or Condition of the Company;

          (r) Except as reflected in the draft of the Triennial Report as of December 31, 1994 promulgated by the Mississippi Department of Insurance, any decrease in the amount of, or any material change in the nature of, the insurance or annuities in force of the Company or any material change in the amount or nature of the reserves, liabilities or other similar amounts of the Company with respect to insurance and annuity Contracts (including, without limitation, reserves and other similar amounts of a type required to be reflected respectively on lines 1 through 11.3 on page 3 of an Annual Statement of the Company);

          (s) any amendment to the articles or certificate of incorporation or Bylaws of the Company;

          (t) any termination, amendment, or execution by the Company of any reinsurance, coinsurance, or other similar Contract, as ceding or assuming insurer;

          (u) any expenditure or commitment for additions to property, plant, equipment or other tangible or intangible capital assets of the Company, except for any expenditure or commitment that does not exceed $10,000 individually or the result of which individually or in the aggregate does not have and may not reasonably be expected to have a material adverse effect on the Business or Condition of the Company;

          (v) any amendment or introduction by the Company of any insurance or annuity Contract other than in the ordinary course of business and consistent with past practice; or

          (w) any Contract to take any of the actions described in this Section other than actions expressly permitted under this Section.

     3.11 No Undisclosed Liabilities. Except to the extent specifically reflected in the balance sheet included in the June 30, 1995 SAP Statement (or in the notes relating thereto), or except as disclosed in Section 3.11 of the Disclosure Schedule, there were no Liabilities (other than policyholder benefits payable in the ordinary course of business and consistent with past practices) against, relating to, or affecting the Company as of June 30, 1995 that individually or in the aggregate have or may reasonably be expected to have a material adverse effect on the Business or Condition of the Company. Except to the extent specifically reflected in the balance sheet included in the June 30, 1995 SAP Statement (or in the notes relating thereto), or except as disclosed in Section 3.11 of the Disclosure Schedule, since June 30, 1995, and except for obligations recited in the Settlement Agreement described in paragraph 3.13, the Company has not incurred any Liabilities (other than policyholder benefits payable in the ordinary course of business and consistent with past practice) that individually or in the aggregate have or may reasonably be expected to have a material adverse effect on the Business or Condition of the Company.

     3.12 Taxes. Except as disclosed in Section 3.12 of the Disclosure Schedule (with paragraph references corresponding to those set forth below):

          (a) All Tax Returns required to be filed with respect to the Company have been duly and timely filed, and all such Tax Returns are true and complete in all material respects. The Company has duly and timely paid all Taxes that are due, or claimed or asserted by any taxing authority to be due, from the Company for the periods covered by such Tax Returns or has duly provided for all such Taxes in the Books and Records of the Company and in accordance with GAAP and SAP, including, without limitation, in the Financial Statements. There are no Liens with respect to Taxes (except for Liens with respect to real and personal property Taxes not yet due) upon any of the Assets and Properties of the Company.

          (b) With respect to any period for which Tax Returns have not yet been filed, or for which Taxes are not yet due or owing, the Seller and the Company have made due and sufficient current accruals for such Taxes in their respective Books and Records and in accordance with SAP and GAAP, and such current accruals through the Closing Date are duly and fully provided for in the SAP and GAAP Financial Statements of the Seller and the Company for the period then ended.

          (c) The United States federal income Tax Returns of the Seller and the Company and of each affiliated group (within the meaning of the Code) of which the Seller and the Company are or have been members have not been audited or examined by the IRS, and the statute of limitations for all periods through the year 1988 has expired. The state, local, and foreign income Tax Returns of the Seller and the Company and of each affiliated or consolidated group of which the Seller and the Company are or have been members have not been audited or examined, and all statutes of limitation for all applicable state, local, and foreign taxable periods through the respective years specified in Section 3.12(c) of the Disclosure Statement have expired. There are no outstanding agreements, waivers, or arrangements extending the statutory period of limitation applicable to any claim for, or the period for the collection or assessment of, Taxes due from the Seller or the Company for any taxable period. The Seller has previously delivered to the Purchaser true and complete copies of each of the United States federal, state, local, and foreign income Tax Returns, for each of the last three taxable years, filed by the Seller and the Company (insofar as such returns relate to either the Seller or the Company) filed by any affiliated or consolidated group of which the Seller or the Company was then a member.

          (d) No audit or other proceeding by any court, governmental or regulatory authority, or similar Person is pending or (to the knowledge of the Seller) threatened with respect to any Taxes due from the Seller or the Company or any Tax Return filed by or relating to the Seller or the Company. To the best knowledge of the Seller, no assessment of Tax is proposed against the Seller or the Company or any of their Assets and Properties.

          (e) No election under any of Sections 108, 168, 338, 441, 463, 472, 1017, 1033, or 4977 of the Code (or any predecessor provisions) has been made or filed by or with respect to the Seller or the Company or any of their Assets and Properties. No consent to the application of Section 341(f)(2) of the Code (or any predecessor provision) has been made or filed by or with respect to the Seller or the Company or any of their Assets and Properties. None of the Assets and Properties of the Seller or the Company is an asset or property that the Purchaser or any of its Affiliates is or will be required to treat as being owned by any other Person pursuant to the provisions of Section 168(f)(8) of the Internal Revenue Code of 1954, as amended and in effect immediately before the enactment of the Tax Reform Act of 1986, or tax-exempt use property within the meaning of Section 168(h)(1) of the Code. No closing agreement pursuant to Section 7121 of the Code (or any predecessor provision) or any similar provision of any state, local, or foreign Law has been entered into by or with respect to the Seller or the Company or any of their Assets and Properties.

          (f) Neither the Seller nor the Company has agreed to or is required to make any adjustment pursuant to Section 481(a) of the Code (or any predecessor provision) by reason of any change in any accounting method of the Seller or the Company, and neither the Seller nor the Company has any application pending with any taxing authority requesting permission for any changes in any accounting method of the Seller or the Company. To the best knowledge of the Seller the IRS has not proposed any such adjustment or change in accounting method.

          (g) Neither the Seller nor the Company has been or is in violation (or with notice or lapse of time or both, would be in violation) of any applicable Law relating to the payment or withholding of Taxes. The
     Seller and the Company have duly and timely withheld from employee salaries, wages, and other compensation and paid over to the appropriate taxing authorities all amounts required to be so withheld and paid over for all periods under all applicable Laws.

          (h) Neither the Seller nor the Company is a party to, is bound by, or has any obligation under, any Tax sharing Contract or similar Contract; notwithstanding any disclosure contained in the Disclosure Schedule, the Seller represents and warrants that, at the Closing, neither the Seller nor the Company shall be a party to, be bound by or have any obligation under, any Tax sharing Contract or similar Contract or arrangement. The Company is not a foreign person within the meaning of
     Section 1445(f)(3) of the Code.

          (i) Neither the Seller nor the Company has made any direct, indirect, or deemed distributions that have been or could be taxed under
     Section 815 of the Code.

          (j) All ceding commission expenses paid or accrued by the Company in connection with any reinsurance arrangement or Contract or transaction have been capitalized and amortized over the life or lives of such reinsurance arrangement or Contract in accordance with the decision of the United States Supreme Court in Colonial American Life Insurance Company v. Commissioner of Internal Revenue, 109 S.Ct. 240 (1980).

          (k) No material Liabilities have been proposed in connection with any audit or other proceeding by any court, governmental or regulatory authority, or similar Person with respect to any Taxes due from the Seller or the Company or any Tax Return filed by or relating to the Seller or the Company.

          (l) Neither the Seller nor the Company is a party to any agreement, contract, plan or arrangement that has resulted, or would result, separately or in the aggregate, in the payment of any "excess parachute payments" within the meaning of Section 280G of the Code.

     3.13 Litigation. Except as disclosed in Section 3.13 of the Disclosure Schedule (with paragraph references corresponding to those set forth below):

          (a) There are no actions, suits, investigations, or proceedings pending, or (to the best knowledge of the Seller) threatened, against the Seller or the Company or any of their Assets and Properties, at law or in equity, in, before, or by any Person that individually or in the aggregate have or may reasonably be expected to have a material adverse effect on the validity or enforceability of this Restated Agreement, on the ability of the Seller or the Company to perform its respective obligations under this Restated Agreement, or on the Business or Condition of the Seller or the Company.

          (b) There are no actions, suits, investigations, or proceedings pending, or (to the best knowledge of the Seller) threatened, against the Seller or the Company or any of their respective Assets and Properties, at law or in equity, in, before, or by any Person that individually involve a claim or claims for any injunction or similar relief or for Damages exceeding $25,000 or an unspecified amount of Damages.

          (c) There are no writs, judgments, decrees, or similar orders of any Person outstanding against the Seller or the Company that individually exceed $10,000 or that individually or in the aggregate have or may reasonably be expected to have a material adverse effect on the Business or Condition of the Seller or the Company, and there are no injunctions or similar orders of any Person outstanding against the Seller or the Company.

          (d) With the knowledge and concurrence of Purchaser, Seller has settled subject only to approval of such settlement by the Circuit Court of Montgomery County, Alabama and to no more than the permitted number of the involved policyholders electing to "opt out", the case styled Becker
     v. Dixie National Life Insurance Company . The terms of such settlement are acceptable to Purchaser and are set forth in Restated Section 3.13 of the Disclosure Schedule.

     The terms of the settlement call for the payment by the Company of the sum of $550,000 in cash to Plaintiffs and the issuance of additional coverage to the affected policyholders equal to 15% of their present Charter Contracts and the payment of certain costs by the Company which are not now determinable. Except as hereafter stated, the Purchase Price set forth in Section 2.2 hereof, gives effect to the adjustments resulting from the settlement of Becker v. Dixie National Life Insurance Company as provided in original Stock Purchase Agreement among the parties hereto executed on April 18, 1995.

     For purposes of this Section 3.13(d), Costs of Settlement shall include all fees and expenses and all costs incurred to effect the negotiation and settlement of this litigation, including, but not limited to, attorneys fees and expenses and the statutory liabilities required at the time of any replacement or additional policies are issued to policyholders as part of the settlement.

     The Purchase Price set forth in Section 2.2 hereof reflects the cash payment to be made by the Company in the Settlement in the amount of $550,000 and the reserves required to be established in relation to the agreed increased coverage in the amount of $391,800, plus $59,200 estimated Costs of Settlement, for a total of $1,000,000. Any Costs of Settlement over $1,000,000 shall be absorbed by Purchaser. Should the estimated additional Costs of Settlement be less than $59,200, Purchaser shall pay to Seller at or after Closing 50% of such adjusted Costs of Settlement.

     3.14 Compliance With Laws. To the best knowledge of the Seller and Company and except as disclosed in Section 3.14 of the Disclosure Schedule, the Company has not been or is not in violation (or with or without notice or lapse of time or both, would be in violation) of any term or provision of any Law or any writ, judgment, decree, injunction, or similar order applicable to the Company or any of its Assets and Properties, the result of which violation individually or violations in the aggregate has or may reasonably be expected to have a material adverse effect on the Business or Condition of the Company. Without limiting the generality of the foregoing:

          (a) Since January 1, 1995, the Company has duly and validly filed or caused to be so filed all reports, statements, documents, registrations, filings, or submissions that were required by Law to be filed with any Person and as to which the failure to so file, individually in the aggregate with other such failures, has or may reasonably be expected to have a material adverse effect on the Business or Condition of the Company; all such filings complied with applicable Laws in all material respects when filed and, no material deficiencies have been asserted by any Person with respect to any such filings.

          (b) The Seller has previously delivered to the Purchaser the reports reflecting the results of the most recent financial examination of the Company issued by the State of Mississippi and Seller has been generally advised by the Mississippi Department of Insurance of the material elements of the draft report of the Triennial Examination as of December 31, 1994. Except as disclosed in Section 3.14(b) of the Disclosure Schedule, all material deficiencies or violations in such previously issued reports have been resolved to the satisfaction of the State of Mississippi.

          (c)  Except  as  disclosed  in  Section  3.14(c)  of the  Disclosure
     Schedule,   all  outstanding  insurance  and  annuity  Contracts  issued, reinsured, or underwritten by the Company are, to the extent required under applicable Laws, on forms approved by the insurance regulatory authority of the jurisdiction where issued or have been filed with and not objected to by such authority within the period provided for objection.

          (d) (1) Section 3.14(d) of the Disclosure Schedule contains a true and complete list of each master or prototype (as well as any individually designed) pension, profit sharing, defined benefit, Code
     Section 401(k), and other retirement or employee benefit plan or Contract (including, but not limited to, simplified employee pension plans, Code
     Section 403(a), (b) and (c) annuities, Keogh plans, and individual retirement accounts and annuities) offered or sold by the Company to, or maintained or sponsored for the benefit of any employees of, any other Person, and each determination letter relating to the creation or amendment of any such plan or Contract. Except as disclosed in Section 3.14(d) of the Disclosure Schedule, each such plan or Contract in all material respects conforms with, and has been offered, sold, maintained, and sponsored in accordance with, all applicable Laws. Except as disclosed in Section 3.14(d) of the Disclosure Schedule, the Company is not a fiduciary with respect to any plan or Contract referenced in this Section 3.14(d).

               (2) The Company does not provide administrative or other contractual services for any plan or Contract referenced in this
          Section 3.14(d), including, but not limited to, any third party administrative services for an Employee Welfare Benefit Plan.

               (3) To the extent that the Company maintains any collective or commingled funds or accounts which restrict the Persons who may invest therein to tax-exempt entities or qualified plans, each such fund or account (of which a true and complete list and description is disclosed in Section 3.14(d)(3) of the Disclosure Schedule) has been established, maintained and operated in accordance with all applicable Laws, has maintained its tax-exempt status and has no nonqualified plans or trusts or other taxable entities investing in it.

               (4) In addition to the representations and warranties contained in Section 3.12, there are no claims pending, or (to the best knowledge of the Seller or Company) threatened, against the Company or any of its Assets and Properties, under any fiduciary liability insurance policy issued by or to the Company that individually or in the aggregate has or may reasonably be expected to have a material adverse effect on the Business or Condition of the Company.

     3.15   Benefit Plans, ERISA.

          Except as disclosed in Section 3.15 of the Disclosure Schedule, the Company has not had within the past six (6) years and does not currently have any Benefit Plan or any commitment or obligation to create any Benefit Plan.

          (a) Neither the Seller, the Company, nor any of their respective Affiliates has any Contract, plan, or commitment, whether legally binding or not, to create any additional Benefit Plan or to modify or change any existing Benefit Plan. Each contribution or other payment required to be made or to be voluntarily made by each of the Seller and the Company on or before December 31, 1994 with respect to any of the Benefit Plans has been made.

          (b) None of the Benefit Plans is or has been a multi-employer plan, as that term is defined in Section 3(37) of ERISA. There has been no transaction, action, or omission involving the Seller, the Company, any ERISA Affiliate, or (to the best knowledge of the Seller) any fiduciary, trustee, or administrator of any Benefit Plan, or any other Person dealing with any such Benefit Plan or the related trust or funding vehicle, that in any manner violates or will result in a violation (with or without notice or lapse of time or both) of Sections 404 or 406 of ERISA or constitutes or will constitute (with or without notice or lapse of time or both) a prohibited transaction (as defined in Section 4975(c)(I) of the Code or Section 406 of ERISA) for which there exists neither a statutory nor a regulatory exemption and which could subject the Seller or the Company or any party in interest (as defined in Section 3(14) of ERISA) to criminal or civil sanctions under Section 501 or 502 of ERISA, or to Taxes under Code Section 4975, or to any other Liability.

          (c) There has been no reportable event (as defined in Section 4043(b) of ERISA) with respect to any Employee Pension Benefit Plan or any Employee Welfare Benefit Plan for which notice to the PBGC has not been waived by rule or regulation. Neither the Seller nor the Company, nor any ERISA Affiliate has any Liability to the PBGC (other than any Liability for insurance premiums not yet due to the PBGC), to any present or former participant in or beneficiary of any Benefit Plan (or any beneficiary of any such participant or beneficiary), or to any Employee Pension Benefit Plan or any Employee Welfare Benefit Plan. No event, fact, or circumstance has arisen or occurred that has resulted or may reasonably be expected to result in any such Liability or a claim against the Seller or the Company by the PBGC, by any present or former participant in or any beneficiary of any Employee Pension Benefit Plan or any Employee Welfare Benefit Plan (or any beneficiary of any such participant or beneficiary), or by any such Benefit Plan. No filing has been or will be made by the Seller, the Company, or any ERISA Affiliate, and no proceeding has been commenced, for the complete or partial termination of any Employee Pension Benefit Plan or any Employee Welfare Benefit Plan, and no complete or partial termination of any such Benefit Plan has occurred or, as a result of the execution or delivery of this Restated Agreement or the consummation of the transactions contemplated hereby, will occur.

          (d) All amounts that each of the Seller and the Company is required to pay by Law or under the terms of the Benefit Plans as a contribution or other payment to or in respect of such Benefit Plans as of December 31, 1994 have been paid. The funding method used in connection with each Benefit Plan that is or at any time has been subject to the funding requirements of Title I, Subtitle B, Part 3 of ERISA, meets the requirements of ERISA and the Code. No Benefit Plan subject to Title IV of ERISA (or any trust established thereunder) has ever incurred any accumulated funding deficiency (as defined in Section 302 of ERISA and
     Section 412 of the Code), whether or not waived, as of the last day of the most recent fiscal year of such Benefit Plan. With respect to any period for which any contribution or other payment to or in respect of any Benefit Plan is not yet due or owing, each of the Seller and the Company has made due and sufficient current accruals for such contributions and other payments in accordance with GAAP and SAP, and such current accruals through the Closing will be duly and fully provided for in the SAP Statement of the Company for the period then ended.

          (e) Each Benefit Plan is and has been operated and administered in all material respects in accordance with all applicable Laws, including, without limitation, ERISA and the Code. Each of the Employee Pension Benefit Plans and Employee Welfare Benefit Plans that is intended to be qualified within the meaning of Section 401(a) of the Code is so qualified and satisfies the requirements of Sections 401(a) and 501(a) of the Code. There exists no fact, condition, or set of circumstances that has or may reasonably be expected to have a material adverse effect on the qualified status of any Employee Pension Benefit Plan or any Employee Welfare Benefit Plan intended to be so qualified or the intended United States federal income Tax treatment or consequences of any Employee Pension Benefit Plan or any Employee Welfare Benefit Plan. None of the Benefit Plans, or any related trust or funding vehicle, conducts or has conducted any unrelated trade or business as that term is defined in
     Section 513 of the Code. All necessary governmental approvals, determinations, and notifications for all Employee Pension Benefit Plans and all Employee Welfare Benefit Plans have been obtained.

          (f) Any actuarial assumptions utilized by Seller or the Company in connection with determining the funding of each Employee Pension Benefit Plan (as set forth in the actuarial report for such Benefit Plan) are reasonable in all material respects. The fair market value of the Assets or Properties held under each Employee Pension Benefit Plan exceeds the actuarially determined present value of all accrued benefits of such Benefit Plan (whether or not vested) determined on an ongoing-Benefit Plan basis.

          (g) Except as disclosed in Section 3.15(g) of the Disclosure Schedule, and except for claims by third parties for benefits owed to participants or beneficiaries under the Benefit Plans, and except for divorce proceedings, there are no pending or (to the best knowledge of the Seller) threatened actions, suits, investigations, or other proceedings by any present or former participant or beneficiary under any Benefit Plan (or any beneficiary of any such participant or beneficiary) involving any Benefit Plan or any rights or benefits under any Benefit Plan or any rights or benefits under any Benefit Plan other than ordinary and usual claims for benefits by participants or beneficiaries thereunder. There is no writ, judgment, decree, injunction, or similar order of any court, governmental or regulatory authority, or other similar Person outstanding against or in favor of any Benefit Plan or any fiduciary thereof.

     3.16 Properties. Except as disclosed in Section 3.16 of the Disclosure Schedule (with paragraph references corresponding to those set forth below):

          (a) The Company has good and valid title to all debentures, notes, stocks, securities, and other assets that are of a type required to be disclosed in Schedules B through DB of its Annual Statement and that are owned by it, free and clear of all Liens.

          (b) The Company owns good and indefeasible title to, or has a valid leasehold interest in, all real property used in the conduct of its business, operations, or affairs or of a type required to be disclosed in Schedule A of the Company's Annual Statement, free and clear of all Liens. All such real property, other than raw land, is in good operating condition and repair and is suitable for its current uses. No improvement on any such real property owned, leased, or held by the Company encroaches upon any real property of any other Person. The Company owns, leases, or has a valid right under Contract to use adequate means of ingress and egress to, from, and over all such real property.

          (c) The Company owns good and indefeasible title to, or has a valid leasehold interest in or has a valid right under Contract to use, all tangible personal property that is used in the conduct of its business, operations, or affairs, free and clear of all Liens. All such tangible personal property is in good operating condition and repair and is suitable for its current uses.

          (d) The Company has, and at all times after the Closing will have, the right to use, free and clear of any royalty or other payment obligations, claims of infringement or alleged infringement, or other Liens, all marks, names, trademarks, service marks, patents, patent rights, assumed names, logos, trade secrets, copyrights, trade names, and service marks that are used in the conduct of its business, operations, or affairs (of which a true and complete list and description is disclosed in Section 3.16(e) of the Disclosure Schedule), and all computer software, programs, and similar systems owned by or licensed to the Seller, the Company or any Affiliate of the Company or used in the conduct of their business, operations, or affairs (of which a true and complete list and description is disclosed in Section 3.16(e) of the Disclosure Schedule). Neither the Seller nor the Company is in conflict with or in violation or infringement of, nor has the Seller or the Company received any notice of any conflict with or violation or infringement of or any claimed conflict with, any asserted rights of any other Person with respect to any intellectual property or any computer software, programs, or similar systems, including, without limitation, any of such items disclosed in Section 3.16(e) of the Disclosure Schedule.

     3.17 Contracts. Section 3.17 of the Disclosure Schedule (with paragraph references corresponding to those set forth below) contains a true and complete list of each of the following Contracts or other documents or arrangements (true and complete copies, or, if none, written descriptions, of which have been made available to the Purchaser, together with all amendments thereto), to which the Company is a party or by which any of its Assets and Properties is or may be bound:

          (a) all employment, agency, consultation, or representation Contracts or other Contracts of any type (including, without limitation, loans or advances) with any present officer, director, employee, agent, consultant, or other similar representative of the Company (or former officer, director, employee, agent, consultant or similar representative of the Company, if there exists any present or future liability with respect to such Contract, whether now existing or contingent) (other than Contracts with consultants and similar representatives who do not receive compensation of $25,000 or more per year and other than employment or agency Contracts, not containing terms which are unduly burdensome to the Company, with agents who do not receive compensation of $25,000 or more per year), and the name, position, and rate of compensation of each such Person and the expiration date of each such Contract, as well as all sick leave, vacation, holiday, and other similar practices, procedures, and policies of each of the Seller or the Company established or administered other than as Benefit Plans;

          (b) all Contracts with any Person containing any provision or covenant limiting the ability of the Company to engage in any line of business or to compete with or to obtain products of services from any Person or limiting the ability of any Person to compete with or to provide products or services to the Company;

          (c) all partnership, joint venture, profit-sharing, or similar Contracts with any Person (other than Benefit Plans);

          (d) all Contracts relating to the borrowing of money by the Company or to the direct or indirect guarantee by the Company of any obligation for borrowed money in excess of $25,000 in the aggregate for the Company or any of its Affiliates, or any other Liability in respect of indebtedness of any other Person, including without limitation any Contract relating to the maintenance of compensating balances that are not terminable by the Company without penalty upon not more than sixty
     (60) calendar days' notice, any line of credit or similar facility, the payment for property, products, or services of any other Person even if such property, products, or services are not conveyed, delivered, or rendered, or the obligation to take-or-pay, keep-well, make-whole, or maintain surplus or earnings levels or perform other financial ratios or requirements; Section 3.17(d) of the Disclosure Schedule contains a true and complete list of any requirements for consents or approvals of creditors needed to consummate the transactions contemplated hereby;

          (e) all leases or subleases of real property used in the Company's business, operations, or affairs, and all other leases, subleases, or rental or use Contracts for which the Company is liable;

          (f) all Contracts relating to the future disposition or acquisition of any investment in or security of any Person or of any interest in any business enterprise (other than the disposition or acquisition of investments in the ordinary course of business and consistent with past practice);

          (g) all Contracts or arrangements (including, without limitation, those relating to the sharing or allocation of expenses, personnel, services, or facilities) between or among the Seller or the Company and any of their Affiliates or any other Person who is described in Section 3.10(p);

          (h)  all  reinsurance,   coinsurance,  or  other  similar  Contracts
     indicating, with respect to each such Contract, the information required to be disclosed in Schedule S of the Company's Annual Statement;

          (i) all outstanding proxies, powers of attorney, or similar delegations of authority of the Company, except for powers of attorney for the service of process pursuant to applicable insurance Laws, except as incident to participation by the Company in the Insurance Guaranty Fund of any State wherein the Company is required or elects to participate in such fund.

          (j) all Contracts for any product, service, equipment, facility, or similar item (other than insurance and annuity Contracts issued, reinsured, or underwritten by the Company and other than reinsurance, coinsurance, and other similar Contracts) that by their respective terms do not expire or terminate or are not terminable by the Company, without penalty or other Liability, within six (6) months after December 31, 1994; and

          (k) all other Contracts (other than insurance and annuity Contracts issued, reinsured, or underwritten by the Company) that involve the payment or potential payment pursuant to the terms of such Contracts, by or to the Company of more than $10,000 individually or in the aggregate or that are otherwise material to the Business or Condition of the Company.

Each Contract disclosed or required to be disclosed in the Disclosure Schedule pursuant to this Section is in full force and effect and constitutes a legal, valid, and binding obligation of the Company and of each other Person that is a party thereto in accordance with its terms; and neither the Company nor (to the best knowledge of the Seller and the Company) any other party to such Contract is in violation or breach of or default under any such Contract (or with or without notice or lapse of time or both, would be in violation or breach of or default under any such Contract). Except as disclosed in Section
3.17 of the Disclosure Schedule (with a specific reference to this sentence), the Company is not a party to or bound by any Contract that was not entered into in the ordinary course of business and consistent with past practice or that has or may reasonably be expected to have, individually or in the aggregate with any other Contracts, a material adverse effect on the Business or Condition of the Company. The Company is not a party to or bound by any collective bargaining or similar labor Contract.

     3.18 Insurance Issued by the Company. Except as required by Law or except as disclosed in Section 3.18 of the Disclosure Schedule (with paragraph references corresponding to those set forth below):

          (a) All insurance or annuity Contract benefits payable to the Company by any other Person that is a party to or bound by any reinsurance, coinsurance, or other similar Contract with the Company have in all material respects been paid in accordance with the terms of the insurance, annuity, and other Contracts under which they arose, except for such benefits for which the Company reasonably believes there is a reasonable basis to contest payment.

          (b) No outstanding insurance or annuity Contract issued, reinsured, or underwritten by the Company entitles the holder thereof or any other Person to receive dividends, distributions, or to share in the income of the Company or receive any other benefits based on the revenues or earnings of the Company or any other Person.

          (c) The underwriting standards utilized and ratings applied by the Company and (to the best knowledge of the Seller and the Company) by any other Person that is a party to or bound by any reinsurance, coinsurance, or other similar Contract with the Company conform in all material respects to industry accepted practices and to the standards and ratings required pursuant to the terms of the respective reinsurance, coinsurance, or other similar Contracts.

          (d) To the best knowledge of the Seller and the Company, all amounts to which the Company is entitled under reinsurance, coinsurance, or other similar Contracts (including without limitation amounts based on paid and unpaid losses) are fully collectible.

          (e) To the best knowledge of the Seller and the Company, each insurance agent, at the time such agent wrote, sold, or produced business for the Company, was duly licensed as an insurance agent (for the type of business written, sold, or produced by such insurance agent) in the particular jurisdiction in which such agent wrote, sold, or produced such business for the Company.

          (f) To the best knowledge of the Seller and the Company, no such insurance agent violated (or with or without notice or lapse of time or both, would have violated) any term or provision of any Law or any writ, judgment, decree, injunction, or similar order applicable to the writing, sale, or production of business for the Company.

          (g) The tax treatment under the Code of all insurance, annuity or investment policies, plans, or contracts; all financial products, employee benefit plans, individual retirement accounts or annuities; or any similar or related policy, contract, plan, or product, whether individual, group, or otherwise, issued or sold by the Company is and at all times has been the same or more favorable to the purchaser, policyholder or intended beneficiaries thereof as the tax treatment under the Code for which such contracts qualified or purported to qualify at the time of its issuance or purchase. For purposes of this Section 3.18(g), the provisions of the Code relating to the tax treatment of such contracts shall include, but not be limited to, Sections 72, 79, 89, 101, 104, 105, 106, 125, 130, 401, 402, 403, 404, 408, 412, 415, 419, 419A,
     501, 505, 817, 818, 7702, and 7702A of the Code.

          (h)  There  are  no  reinsurance,   coinsurance,  or  other  similar
     Contracts under which the Company receives or has received surplus relief.

     3.19 Threats of Cancellation. Except as disclosed in Section 3.19 of the Disclosure Schedule, since December 31, 1994 no policyholder, group of policyholder Affiliates, or Persons writing, selling, or producing insurance business that individually or in the aggregate accounted for five percent 5% or more of the premium or annuity income of the Company for the year ended December 31, 1994, has terminated or (to the best knowledge of the Seller or the Company) threatened to terminate its relationship with the Company.

     3.20 Licenses and Permits. Except as disclosed in Section 3.20 of the Disclosure Schedule (with paragraph references corresponding to those set forth below):

          (a) The Company owns or validly holds, all licenses, franchises, permits, approvals, authorizations, exemptions, classifications, certificates, registrations, and similar documents or instruments that are required for its business, operations, and affairs and that the failure to so own or hold has or may reasonably be expected to have a material adverse effect on its Business or Condition.

          (b) All such licenses, franchises, permits, approvals, authorizations, exemptions, classifications, certificates, registrations, and similar documents or instruments are valid and in full force and effect, and free of any restrictions imposed by any Person.

     3.21 Operations Insurance. Section 3.21 of the Disclosure Schedule contains a true and complete list and description of all liability, property, workers compensation, directors and officers liability, and other similar insurance Contracts that insure the business, operations, or affairs of the Company or affect or relate to the ownership, use, or operations of any of the Assets and Properties of the Company and that have been issued to the Company or any of its Affiliates (including, without limitation, the names and addresses of the insurers, the expiration dates thereof, and the annual premiums and payment terms thereof) or that are held by the Company or by any Affiliate of the Seller for the benefit of the Company following the Closing. All such insurance is in full force and effect and (to the best knowledge of the Seller and the Company) is with financially sound and reputable insurers and, in light of the business, operations, and affairs of the Company, is in amounts and provides coverage that are reasonable and customary for Persons in similar businesses.

     3.22 Intercompany Accounts. Except as reflected in the December 31, 1994 SAP Statement, or except as disclosed in Section 3.22 of the Disclosure Schedule, there are no accounts between the Company and any of its Affiliates, and neither the Seller nor any of its Affiliates provides or causes to be provided to the Company any products, services, equipment, facilities, or similar items that, individually or in the aggregate are or may reasonably be expected to be material to the Business or Condition of the Company. Except as disclosed in Section 3.22 of the Disclosure Schedule, since December 31, 1994 no such intercompany accounts in excess of $10,000 have been paid or received, and all settlements of such intercompany accounts have been made, and all allocations of such intercompany expenses have been applied, in the ordinary course of business and consistent with past practice. All intercompany accounts shall be written off prior to the Closing and, if constituting an admitted asset, taken into account in calculating the Adjusted Capital and Surplus of the Company.

     3.23 Bank Accounts. Section 3.23 of the Disclosure Schedule contains a true and complete list of the names and locations of all banks, trust companies, securities brokers, and other financial institutions at which the Company has an account or safe deposit box or maintains a banking, custodial, trading, or other similar relationship and a true and complete list and description of each such account, box, and relationship, indicating in each case the account number and the names of the officers, employees, agents, or other similar representatives of the Company transacting business with respect thereto.

     3.24 Brokers. All negotiations relative to this Restated Agreement and the transactions contemplated hereby have been carried out by the Seller directly with the Purchaser, without the intervention of any Person on behalf of the Seller in such manner as to give rise to any valid claim by any Person against the Purchaser or the Seller for a finder's fee, brokerage commission, or similar payment.

     3.25 Disclosure. Neither this Restated Agreement nor any certificate furnished by the Seller or the Company to the Purchaser in connection with this Restated Agreement or the transactions contemplated hereby contains any untrue statement of a material fact by the Seller or the Company or omits to state a material fact by the Seller or the Company necessary to make the statements herein or therein not misleading in light of the circumstances in which they were made.

                                  ARTICLE IV

                 REPRESENTATIONS AND WARRANTIES OF PURCHASER

     The Purchaser hereby represents and warrants to the Seller as follows:

     4.1 Organization. The Purchaser is a corporation duly organized, validly existing, and in good standing under the Laws of the State of Indiana and has full corporate power and authority to enter into this Restated Agreement and to perform its obligations under this Restated Agreement. The Purchaser is duly licensed, qualified, or admitted to do business and is in good standing in all jurisdictions in which the failure to be so licensed, qualified, or admitted and in good standing, individually or in the aggregate with other such failure, has or may reasonably be expected to have a material adverse effect on the validity or enforceability of this Restated Agreement, on the ability of the Purchaser to perform its obligations under this Restated Agreement or on the Business or Condition of the Purchaser.

     4.2 Authority. The Board of Directors of the Purchaser has duly and validly approved this Restated Agreement and the transactions contemplated hereby. The execution and delivery of this Restated Agreement by the Purchaser and the performance by the Purchaser of its obligations under this Restated Agreement have been duly and validly authorized by all necessary corporate action on the part of the Purchaser. This Restated Agreement constitutes a legal, valid, and binding obligation of the Purchaser and is enforceable against the Purchaser in accordance with its terms, except to the extent that enforcement may be limited by or subject to any bankruptcy, insolvency, reorganization, moratorium, or similar Laws now or hereafter in effect relating to or limiting creditors' rights generally and the remedy of specific performance and injunctive and other forms of equitable relief are subject to certain equitable defenses and to the discretion of the court or other similar Person before which any proceeding therefor may be brought.

     4.3 No Conflicts or Violations. The execution and delivery of this Restated Agreement by the Purchaser do not, and the performance by the Purchaser of its obligations under this Restated Agreement will not:

          (a) subject to obtaining the approvals contemplated by Section 6.1 hereof, violate any term or provision of any Law or any writ, judgment, decree, injunction, or similar order applicable to the Purchaser;

          (b) conflict with or result in a violation or breach of, or constitute (with or without notice or lapse of time or both) a default under, any of the terms, conditions, or provisions of the articles of incorporation or bylaws of the Purchaser;

          (c) except as disclosed in writing to the Seller, result in the creation or imposition of any Lien upon the Purchaser or any of its Assets and Properties that individually or in the aggregate with any other Liens has or may reasonably be expected to have a material adverse effect on the validity or enforceability of this Restated Agreement or on the ability of the Purchaser to perform its obligations under this Restated Agreement;

          (d) except as disclosed in writing to the Seller, conflict with or result in a violation or breach of, or constitute (with or without notice or lapse of time or both) a default under, or give to any person any right of termination, cancellation, acceleration, or modification in or with respect to, any Contract to which the Purchaser is a party or by which any of its Assets and Properties may be bound and as to which any such conflicts, violations, breaches, defaults, or rights individually or in the aggregate have or may reasonably be expected to have a material adverse effect on the validity or enforceability of this Restated Agreement or on the ability of the Purchaser to perform its obligations under this Restated Agreement; or

          (e) require the Purchaser to obtain any consent, approval, or action of, or make any filing with or give any notice to, any Person except as contemplated in Section 6.1, as disclosed in writing to the Seller, or those which the failure to obtain, make, or give individually or in the aggregate with other such failures has or may reasonably be expected to have no material adverse effect on the validity or enforceability of this Restated Agreement or on the ability of the Purchaser to perform its obligations under this Restated Agreement.

     4.4 Litigation. There are no actions, suits, investigations, or proceedings pending against the Purchaser, or (to the best knowledge of the Purchaser) threatened against the Purchaser, at law or in equity, in, before, or by any Person, that individually or in the aggregate have or may reasonably be expected to have a material adverse effect on the validity or enforceability of this Restated Agreement, on the ability of the Purchaser to perform its obligations under this Restated Agreement or on the Business and Condition of the Purchaser.

     4.5 Purchase for Investment. The Shares will be acquired by the Purchaser for its own account for the purpose of investment. The Purchaser agrees that: it will not offer, sell, pledge, hypothecate, or otherwise dispose of the shares unless such offer, sale, pledge, hypothecation or other disposition is
(i) registered under the Securities Act of 1933 and any other applicable securities laws, or (ii) in compliance with an opinion of counsel to the Purchaser, delivered to the Seller and reasonably acceptable to it, to the effect that such offer, sale, pledge, hypothecation or other disposition does not violate the Securities Act of 1933 or such other securities laws; and the certificate(s) representing the Shares shall bear a legend evidencing the restrictions or transfer set forth in the foregoing clause (a).

     4.6 Brokers. All negotiations relative to this Restated Agreement and the transactions contemplated hereby have been carried out by the Purchaser directly with the Seller, without the intervention of any Person on behalf of the Purchaser in such manner as to give rise to any valid claim by any Person against the Seller or the Purchaser for a finder's fee, brokerage commission, or similar payment.

     4.7 Disclosure. Neither this Restated Agreement nor any certificate furnished by the Purchaser to the Seller in connection with this Restated Agreement or the transactions contemplated hereby contains any untrue statement by the Purchaser of material fact or omits to state a material fact by the Purchaser necessary to make the statements herein or therein not misleading in light of the circumstances in which they were made.

                                  ARTICLE V

                       COVENANTS OF SELLER AND COMPANY

     The Seller and the Company covenant and agree with the Purchaser that, at all times before the Closing, the Seller and the Company will comply with all of the covenants and provisions of this Article V, except to the extent the Purchaser may otherwise consent in writing or to the extent otherwise required or permitted by this Restated Agreement.

     5.1 Regulatory Approvals. The Seller and the Company will (a) take all commercially reasonable steps necessary or desirable, and proceed diligently and in good faith and use all commercially reasonable efforts to obtain, as promptly as practicable, all approvals and consents required by the applicable Contract of any holder of indebtedness of the Seller or the Company; (b) take all commercially reasonable steps necessary or desirable, and proceed diligently and in good faith and use all commercially reasonable efforts to obtain, as promptly as practicable, all approvals, authorizations, and clearances of governmental and regulatory authorities required of the Seller or the Company to consummate the transactions contemplated hereby; (c) provide such other information and communications to such governmental and regulatory authorities as the Purchaser or such authorities may reasonably request; and
(d) cooperate with the Purchaser in obtaining, as promptly as practicable, all approvals, authorizations, and clearances of governmental or regulatory authorities and others required of the Purchaser to consummate the transactions contemplated hereby, including, without limitation, any required approvals of the insurance regulatory authorities in the State of Mississippi and the State of Indiana.

     5.2 Investigation by the Purchaser. The Seller and the Company will provide (a) the Purchaser, its lenders, and their respective counsel, accountants, actuaries, and other representatives with full access, upon prior notice and during normal business hours, to all facilities, officers, employees, agents, accountants, actuaries, Assets and Properties, and Books and Records of the Seller and the Company and will furnish the Purchaser and such other Persons during such period with all such information and data (including, without limitation, copies of Contracts, Benefit Plans, and other Books and Records) concerning the business, operations, and affairs of the Company as the Purchaser or any of such other Persons reasonably may request and (b) the Purchaser with timely notice of and full access to the minutes of all meetings (and all actions by written consent in lieu thereof) of the board of directors and stockholders of the Company involving matters which are not in the ordinary course of business and consistent with past practice, except such minutes of meetings as involve only matters related to the consummation of the transactions contemplated herein.

     5.3 No Negotiations, etc. The Seller and the Company will not take, and will not permit any Affiliate of the Seller or the Company (or permit any other Person acting for or on behalf of the Seller or the Company or any Affiliate of the Seller or the Company) to take, directly or indirectly, any action (a) to seek or encourage any offer or proposal from any Person to acquire any shares of capital stock or any other securities of the Company or any interest therein or Assets and Properties thereof or any interest therein;
(b) to merge, consolidate, or combine, or to permit any other Person to merge, consolidate or combine, with the Company; (c) to liquidate, dissolve, or reorganize the Company in any manner; (d) to acquire or transfer any Assets and Properties of the Company or any interests therein, except as contemplated by the terms of this Restated Agreement; (e) to reach any agreement or understanding (whether or not such agreement or understanding is absolute, revocable, contingent, or conditional) for, or otherwise to attempt to consummate, any such acquisition, transfer, merger, consolidation, combination, or reorganization; or (f) to furnish or cause to be furnished any information with respect to the Company to any Person (other than the Purchaser or the Mississippi Department of Insurance) that the Seller or the Company or any Affiliate of the Seller or the Company (or any Person acting for or on behalf of the Seller, the Company or any other Affiliate of the Seller or the Company) knows or has reason to believe is in the process of attempting or considering any such acquisition, transfer, merger, consolidation, combination, liquidation, dissolution, or reorganization. If the Seller, the Company or any other Affiliate of the Seller or the Company receives from any Person (other than the Purchaser) any offer, proposal, informational request, inquiry or contact that is subject to this Section, the Seller will promptly advise such Person, by written notice, of the terms of this Section and will promptly deliver a copy of such notice to the Purchaser and advise the Purchaser fully concerning the identity of such Person, the terms of any proposal or offer, or the nature of any informational request, inquiry or contact which is made.

     5.4 Conduct of Business. The Company will conduct its business only in the ordinary course and consistent with past practices. Without limiting the generality of the foregoing:

          (a) The Seller and the Company will use all commercially reasonable efforts to (i) preserve intact the Company's present business organization, reputation, and policyholder relations; (ii) keep available the services of the Company's present officers, directors, employees, agents, consultants, and other similar representatives; (iii) maintain all licenses, qualifications, and authorizations of the Company to do business in each jurisdiction in which it is so licensed, qualified, or authorized; (iv) maintain in full force and effect all Contracts, documents, and arrangements referred to in Section 3.17 hereof, (v) maintain all Assets and Properties of the Company in good working order and condition, ordinary wear and tear excepted and (vi) continue all current marketing and selling activities relating to the business, operations, or affairs of the Company, except the Company shall not issue or commit to issue any insurance or annuity Contracts except (A) pursuant to existing insurance or annuity Contract provisions or (B) insurance or annuity contracts which have no impact on Adjusted Capital and Surplus.

          (b) The Seller and the Company will cause the Books and Records of the Company to be maintained in the usual manner and consistent with past practices and will not permit a material change in any underwriting, investment, actuarial, financial reporting, or accounting practices or policies of the Company or in any assumption underlying such practices or policies, or in any method of calculating any bad debt, contingency, or other reserve for financial reporting purposes or for other accounting purposes (including, without limitation, any practice, policy, assumption, or method relating to or affecting the determination of the Company's investment income, reserves or other similar amounts, or operating ratios with respect to expenses, losses, or lapses).

          (c) The Seller and the Company will: (i) properly prepare and duly and timely file all reports and all Tax Returns required to be filed with any governmental or regulatory authorities with respect to the business, operations, or affairs of the Company; and (ii) duly and fully pay all Taxes indicated by such Tax Returns or otherwise levied or assessed upon the Company or any of its Assets and Properties, and withhold or collect and pay to the proper taxing authorities or hold in separate bank accounts for such payment all Taxes that the Company is required to so withhold or collect and pay, unless such Taxes are being contested in good faith and, if appropriate, reasonable reserves therefor have been established and reflected in the Books and Records of the Company in accordance with GAAP and SAP.

          (d) The Company will: (i) cause all reserves and other similar amounts with respect to insurance and annuity Contracts established or reflected in the Company's Books and Records to be (A) established and reflected on a basis consistent with those reserves and other similar amounts and reserving methods followed by the Company at December 31, 1994 and (B) good, sufficient and adequate (under generally accepted actuarial principles consistently applied) to cover the total amount of all reasonably anticipated matured and unmatured benefits, dividends, losses, claims, expenses, and other Liabilities of the Company under all insurance and annuity Contracts pursuant to which the Company has or will have any Liability (including, without limitation, any Liability arising under or as a result of any reinsurance, coinsurance, or other similar Contract); and (ii) continue to own assets that qualify as legal reserve assets under all applicable insurance Laws in an amount at least equal to the required reserves of the Company and other similar amounts.

          (e) The Company will use all commercially reasonable efforts to maintain in full force and effect until the Closing substantially the same levels of coverage as the insurance afforded under the Contracts listed in Section 3.21 of the Disclosure Schedule. Any and all benefits under such Contracts paid or payable (whether before or after the effective date of this Restated Agreement) with respect to the business, operations, affairs, or Assets and Properties of the Company will be paid to the Company.

          (f) The Company will continue to comply, in all material respects, with all Laws applicable to its business, operations, or affairs.

          (g) The Company will determine its Adjusted Capital and Surplus consistent with past practices for determining capital and surplus on its Financial Statements for any interim period.

          (h) The Company will not enter into any reinsurance Contracts (whether as the ceding company or the assuming company).

          (i) Purchaser shall be entitled to have a representative present at the offices of Company from the date of execution of this Restated Stock Purchase Agreement until Closing to monitor the business and financial affairs of Company.

     5.5 Financial Statements and Reports. (a) As promptly as practicable after March 31, 1995, the Seller will deliver to the Purchaser a true and complete copy of the SAP Statement filed by the Company for the quarter ended March 31, 1995, and for each quarter thereafter until Closing, prepared in accordance with SAP and which shall present fairly the financial condition, the Assets and Properties, and the Liabilities of the Company as of the date thereof and the results of operations, capital and surplus account, and cash flow of the Company for and during each of the periods covered thereby.

          (b) The Seller will deliver to Purchaser audited GAAP Financial Statements for the Company for each of the years ended December 31, 1992, 1993 and 1994 (and the notes relating thereto), and unaudited financial statements for the quarter ended March 31, 1995, and for each quarter thereafter until Closing, prepared in accordance with GAAP which shall present fairly the financial condition, the Assets and Properties, and the Liabilities of the Company as of the date thereof and the results of operations, capital and surplus account, and cash flow of the Company for and during each of the periods covered thereby, within thirty (30) days after Closing.

     5.6 Investments. The Company will invest its future cash flow, any cash from matured and maturing investments, any cash proceeds from the sale of its Assets and Properties, and any cash funds currently held by the Company, in the ordinary course of its business and consistent with past practices to meet the Company's reasonably anticipated current obligations. The Company will take no actions unless approved in writing by the Purchaser to sell or transfer any Assets and Properties other than in the ordinary course of business.

     5.7 Employee Matters.

          (a) Except as may be required by Law or as disclosed in Section 5.7 of the Disclosure Schedule, or except for such representations, promises, changes, alterations, or amendments that do not and will not result in any Liability to the Company or the Purchaser, the Seller and the Company will refrain from directly or indirectly:

               (i) making any representation or promise, oral or written, to any officer, director, employee, agent, consultant, or other similar representative of the Company concerning any Benefit Plan;

               (ii) making any change to, or amending in any way, the Contracts, salaries, wages, or other compensation of any officer, director, employee, agent, consultant, or other similar representative of the Company whose annual compensation exceeds $25,000, other than routine changes or amendments that (a) are made in the ordinary course of business and consistent with past practices, (b) do not and will not result in increases of more than five percent (5%) in the salary, wages, or other compensation of any such Person, and (c) do not and will not exceed, in the aggregate, five percent (5%) of the total salaries, wages, and other compensation of all employees of the Company;

               (iii)  adopting,   entering  into,   amending,   altering,   or
          terminating, partially or completely, any Benefit Plan;

               (iv) adopting, entering into, amending, altering, or terminating, partially or completely, any employment, agency, consultation, or representation Contract that is, or had it been in existence on the effective date of this Restated Agreement would have been, required to be disclosed in Section 3.17(a) of the Disclosure Schedule;

               (v)  approving  any general or  company-wide  pay increases for
          officers,  directors,   employees,  agents,  consultants,  or  other
          similar representatives of the Company; or

               (vi) entering into any Contract with any officer, director, employee, agent, consultant, or other similar representative of the Company that is not terminable by the Company, without penalty or other Liability, upon not more than sixty (60) calendar days' notice.

     5.8 No Charter Amendments. The Seller and the Company will not amend the articles or certificate of incorporation or Bylaws of the Company and will refrain from taking any action with respect to any such amendment.

     5.9 No Issuance of Securities. The Seller and the Company will refrain from authorizing or issuing, any shares of capital stock or other equity securities of the Company, or from entering into any Contract or granting any option, warrant, or right calling for the authorization or issuance of any such shares or other equity securities, or creating or issuing any securities directly or indirectly convertible into or exchangeable for any such shares or other equity securities, or issuing any options, warrants, or rights to purchase any such convertible securities.

     5.10 No Dividends. Except for dividends and distributions declared after the date of this Restated Agreement in conformity with this Restated Agreement or which have been approved in writing by the Purchaser and for which any required regulatory approvals have been received, the Company will refrain from declaring, setting aside, or paying any dividend or other distribution in respect of its capital stock and from directly or indirectly redeeming, purchasing, or otherwise acquiring any of its capital stock or any interest in or right to acquire any such stock.

     5.11 No Disposal of Property. Except as set forth in Section 5.11 of the Disclosure Schedule or as expressly provided in this Restated Agreement, the Company will not (a) dispose of any of its Assets and Properties or permit any of its Assets and Properties to be subjected to any Liens, except to the extent any such disposition or any such Lien is made or incurred in the ordinary course of the business and consistent with past practices, (b) sell any material part of its insurance products, operations, or business to any third party (other than sales of insurance products in the ordinary course of business consistent with past practices pursuant to Section 5.4(a)), (c) enter into any contracts obligating the Company to administer the insurance operations of any Person other than any Affiliate, (d) enter into any Contracts permitting any Person other than any Affiliate of the

Company to administer the Company's insurance operations, or (e) enter into or assume any Contract, if doing so could involve a loss, cost, expense or commitment in excess of $10,000.

     5.12 No Breach or Default. The Company will not violate or breach, and will not take or fail to take any action that (with or without notice or lapse of time or both) would constitute a violation, breach, or default in any way under any term or provision of any Contract to which it is a party or by which any of its Assets and Properties is or may be bound.

     5.13 No Indebtedness. The Company will not create, incur, assume, guarantee, or otherwise become liable for, and will not cancel, pay, agree to cancel or pay, or otherwise provide for a complete or partial discharge in advance of a scheduled payment date with respect to, any Liability, and will not waive any right to receive any direct or indirect payment or other benefit under any Liability owing to it.

     5.14 No Acquisitions. The Company will not (a) merge, consolidate, or otherwise combine or agree to merge, consolidate, or otherwise combine with any other Person, (b) acquire or agree to acquire blocks of business of, or all or substantially all the Assets and Properties or capital stock or other equity securities of any other Person, or (c) otherwise acquire or agree to acquire control or ownership of any other Person.

     5.15 Intercompany Liabilities. At least five Business Days before the Closing, the Seller will deliver to the Purchaser a true and complete list and description of all Liabilities between the Company and any Affiliate of the Company to be outstanding on the Closing Date. The Company will not enter into any Contract or, except as required by any Contract disclosed in Section 3.17(g) of the Disclosure Schedule, engage in any transaction with any of its Affiliates.

     5.16 Resignations of Officers and Directors. Seller and the Company will cause the members of the Board of Directors and officers of the Company to tender, effective at the Closing, their resignations from the Board of Directors and offices then held by such officers in the Company.

     5.17 Tax Matters. The Seller will refrain and will cause the Company to refrain (a) from making, filing, or entering into (whether before or after the Closing) any election, consent, or agreement described in Section 3.12(e) or
Section 3.12(f) with respect to the Company or any of its Assets and Properties and (b) from amending or cancelling any reinsurance or coinsurance Contract.

     5.18 Dismissal of Pending Litigation. Seller will cause the counterclaim filed in the action entitled "Standard Management Corporation v. Dixie National Corporation", currently pending in the Marion County, Indiana Superior Court as Cause No. 49D129410-CP-0107, to be dismissed with prejudice, as soon as practical following the execution of this Restated Agreement, and to release any claim to the principal sum of Two Hundred Fifty Thousand Dollars ($250,000) plus accrued interest thereon. Seller shall pay all attorneys fees incurred by Seller or Company in said litigation. Purchaser will simultaneously dismiss the referenced action, with prejudice.

     5.19 Disclosure Schedule. The Seller shall deliver any restated Sections of the Disclosure Schedule to the Purchaser at the time of execution of this Restated Agreement..

     5.20 Shareholder Meeting. The Seller shall call a meeting of shareholders of the Seller to be held on September 19, 1995 if no Purchase Price determination is to be made by KPMG Peat Marwick, or on October 9, 1995 if such Purchase Price determination is to be made by KPMG Peat Marwick, to secure shareholder approval to the transactions described herein.

     5.21 Notice and Cure. The Seller will notify the Purchaser promptly in writing of, and contemporaneously will provide the Purchaser with true and complete copies of any and all information or documents relating to, and will use all commercially reasonable efforts to cure before the Closing, any event, transaction, or circumstance occurring after the effective date of this Restated Agreement that causes or will cause any covenant or agreement of the Seller under this Restated Agreement to be breached, or that renders or will render untrue any representation or warranty of the Seller contained in this Restated Agreement as if the same were made on or as of the date of such event, transaction, or circumstance. The Seller also will use all commercially reasonable efforts to cure, before the Closing, any violation or breach of any representation, warranty, covenant, or agreement made by it in this Restated Agreement, whether occurring or arising before or after the effective date of this Restated Agreement.

     5.22 Triennial Report. The Seller shall promptly deliver all preliminary and final reports of the financial examination of the Company issued by the State of Mississippi for the three (3) year period ending December 31, 1994, which report shall not require the Company to post a reserve in excess of $1,010,000 relating to the settlement of Becker v. Dixie National Life Insurance Company, nor shall the Mississippi Department of Insurance require an additional deposit of assets by the Company in excess of $2,000,000 pending final conclusion and dismissal of such suit, at which time such deposit shall be released.

                                  ARTICLE VI

                            COVENANTS OF PURCHASER

     The Purchaser covenants and agrees with the Seller that, at all times before the Closing and with respect to Sections 6.2 and 6.3, after Closing, the Purchaser will comply with all covenants and provisions of this Article VI, except to the extent the Seller may otherwise consent in writing or to the extent otherwise required or permitted by this Restated Agreement.

     6.1 Regulatory Approvals. The Purchaser will (a) take all commercially reasonable steps necessary or desirable, including the filings required to be made with the Departments of Insurance of the States of Mississippi and Indiana which shall be made within thirty (30) days of the date hereof, and proceed diligently and in good faith and use all commercially reasonable efforts to obtain,  as promptly as  practicable,  all approvals,  authorizations,  and clearances of governmental and regulatory authorities required of the Purchaser to consummate the transactions contemplated hereby; (b) provide such other information and communications to such governmental and regulatory authorities as the Seller or such authorities may reasonably request; and (c) cooperate with the Seller in obtaining, as promptly as practicable, all approvals, authorizations, and clearances of governmental or regulatory authorities required of the Seller to consummate the transactions contemplated hereby.

     6.2 Home Office Lease. The Purchaser will cause the Company to comply with the monthly payment obligations of that certain home office lease on premises located at 3760 I-55 North, Jackson, Mississippi 39211 (the "Premises"), through December 31, 1996, with the lessor, Vanguard, Inc., a wholly-owned subsidiary of the Seller, at the rental rate of Fifteen Thousand Dollars ($15,000) per month. For the first six months after Closing, Purchaser shall pay for routine maintenance, casualty insurance and ad valorem taxes not to exceed $5,000.00 per month. The Purchaser will vacate the Premises within six (6) months after Closing except for reasonable office facilities, furniture and equipment suitable for two (2) executives and one (1) secretary of the Company to be occupied through December 31, 1996. During the remainder of the lease following Closing, Seller may use and occupy all portions of the Premises not reserved for use of the Company hereunder. During the six (6) month transitional period, the Purchaser shall be entitled to use such furniture and equipment currently located on the Premises for employees of the Company.

     6.3 Assignment of Certain Agent Debit Balances. After Closing, the Purchaser will cause the Company to pay to Seller the first One Hundred Seventy Five Thousand Dollars ($175,000) recovered by the Company with respect to agent debit balances. The Purchaser will cause the Company to take commercially reasonable efforts to recover such agent debit balances; however, the decision to institute litigation shall be at the sole discretion of the Purchaser. The Seller agrees to reasonably cooperate with the Purchaser in its efforts to recover said agent debit balances.

     6.4 Notice and Cure. The Purchaser will notify the Seller promptly in writing of, and contemporaneously will provide the Seller with true and complete copies of any and all information or documents relating to, and will use all commercially reasonable efforts to cure before the Closing, any event, transaction, or circumstance occurring after the effective date of this Restated Agreement that causes or will cause any covenant or agreement of the Purchaser under this Restated Agreement to be breached, or that renders or will render untrue any representation or warranty of the Purchaser contained in this Restated Agreement as if the same were made on or as of the date of such event, transaction, or circumstance. The Purchaser also will use all commercially reasonable efforts to cure, before the Closing, any violation or breach of any representation, warranty, covenant, or agreement made by it in this Restated Agreement, whether occurring or arising before or after the effective date of this Restated Agreement.

     6.5 Hart-Scott Filing. As soon as reasonably possible after the execution of this Restated Agreement, but in any event not later than August 31, 1995, if no Purchase Price determination is to be made by KPMG Peat Marwick, or on September 15, 1995 if such Purchase Price determination is to be made by KPMG Peat Marwick, Purchaser will file in the form and manner
required,   all  filings  required  under  the   Hart-Scott-Rodino   Antitrust
Improvement  Act of 1976 (15 USC  Section  18a)  with the U.S.  Department  of
Justice.

                                 ARTICLE VII

                    CONDITIONS TO OBLIGATIONS OF PURCHASER

     The   obligations   of  the  Purchaser   hereunder  are  subject  to  the
fulfillment, at or before the Closing, of each of the following conditions (all or any of which may be waived in whole or in part by the Purchaser).

     7.1 Representations and Warranties. The representations and warranties made by the Seller in this Restated Agreement and the statements of the Seller contained in the Disclosure Schedule shall be true as of the effective date of this Restated Agreement, the certifications given pursuant to Section 5.5(c) shall be true as of the date given, and all of such representations, warranties, certifications and statements shall be true on and as of the Closing Date as though such representations, warranties, certifications and statements were made on and as of the Closing Date.

     7.2 Performance. The Seller and the Company shall have performed and complied with all agreements, covenants, obligations, and conditions required by this Restated Agreement to be so performed or complied with by the Seller and/or the Company at or before the Closing, including those specifically referred to elsewhere in this Article VII.

     7.3 Certificates of Officer of Seller. The Seller shall have delivered to the Purchaser a certificate, dated the Closing Date in the form of Exhibit C hereto and executed by the chief executive officer or chief financial officer of the Seller, certifying (with respect to the Seller and, as appropriate, the Company) as to the fulfillment of the conditions set forth in this Article
VII. In addition, the Seller shall have delivered to the Purchaser a certificate, dated the Closing Date and executed by the secretary or any assistant secretary of the Seller, certifying that the Seller has duly and validly taken all corporate action necessary to authorize its execution and delivery of this Restated Agreement and its performance of its obligations under this Restated Agreement, and that the resolutions (true and complete copies of which shall be attached to the certificate) of the Board of Directors with respect to this Restated Agreement and the transactions contemplated hereby have been duly and validly adopted and are in full force and effect.

     7.4 No Injunction. There shall not be in effect on the Closing Date any writ, judgment, injunction, decree, or similar order of any court or similar Person restraining, enjoining, or otherwise preventing consummation of any of the transactions contemplated by this Restated Agreement.

     7.5 No Proceeding or Litigation. There shall not be instituted, pending, or (to the best knowledge of the Purchaser or the Seller) threatened any action, suit, investigation, or other proceeding in, before, or by any court, governmental or regulatory authority, or other Person to restrain, enjoin, or otherwise prevent consummation of any of the transactions contemplated by this Restated Agreement or to recover any Damages or obtain other relief as a result of this Restated Agreement or any of the transactions contemplated hereby or as a result of any Contract entered into in connection with or as a condition precedent to the consummation hereof, which action, suit, investigation, or other proceeding may, in the reasonable opinion of the Purchaser, result in a decision, ruling, or finding that individually or in the aggregate has or may reasonably be expected to have a material adverse effect on the validity or enforceability of this Restated Agreement, on the ability of the Seller, the Company or the Purchaser to perform its respective obligations under this Restated Agreement, or on the Business or Condition of the Purchaser or the Company. There shall not be in effect on the Closing Date any voluntary or involuntary bankruptcy, receivership, conservatorship, or similar proceeding with respect to the Company or the Seller.

     7.6 Consents, Authorizations, etc. All orders, consents, permits, authorizations, approvals, and waivers of every Person disclosed pursuant to
Section 4.3 and necessary to permit the Purchaser to perform its obligations under this Restated Agreement and to consummate the transactions contemplated hereby and to permit the Purchaser to acquire the Shares pursuant to this Restated Agreement (including, without limitation, any requisite action of the insurance regulatory authorities in the State of Mississippi and the State of Indiana, in each case without the abrogation or diminishment of the Company's authority or license or the imposition of significant restrictions upon the transactions contemplated hereby) shall have been obtained and shall be in full force and effect, and the Seller and the Company shall have obtained all consents, approvals, authorizations and clearances referred to in Section 5.1 and the Purchaser shall have received evidence satisfactory to it of the receipt of such consents, approvals, authorizations and clearances.

     7.7 No Adverse Change. Except as disclosed in Section 3.10 of the Disclosure Schedule or as specifically reflected in the December 31, 1994 Annual Statement of the Company (it being understood that no material adverse trend has been so disclosed or reflected), or except for changes or developments relating to the conduct of the Company's business after the effective date of this Restated Agreement in conformity with the requests of the Purchaser, since December 31, 1994 there shall not have been, occurred, or arisen any change in, or any event (including, without limitation, any damage, destruction, or loss whether or not covered by insurance), condition, or state of facts of any character that individually or in the aggregate has or may reasonably be expected to have a material adverse effect on the Business or Condition of the Company.

     7.8 Opinion of Counsel. The Seller shall have delivered to the Purchaser the opinion, dated the Closing Date, of Wells, Moore, Simmons & Neeld, counsel to the Seller, to the effect set forth in Exhibit E hereto.

     7.9 Resignation of Officers and Directors. The resignations of the members of the Board of Directors and officers of the Company pursuant to
Section 5.16, effective as of the Closing Date, shall have been delivered to the Purchaser on or before the Closing Date.

     7.10 Shareholder Approval. The shareholders of the Seller shall have approved the sale of the Shares of the Company in accordance with applicable Laws and Seller's articles of incorporation and bylaws at a meeting to be held on the date specified in Section 5.20 hereof.

     7.11 Hart-Scott. Purchaser and Seller shall have made all filings required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (15 USC ss.18a), and all waiting periods shall have passed without any action having been taken by the Department of Justice or any other governmental department.

     7.12 Management Agreement. The current management agreement between the Seller and the Company shall have been terminated and or, at Purchaser's option, assigned from Seller to Purchaser.

                                 ARTICLE VIII

                     CONDITIONS TO OBLIGATIONS OF SELLER

     The obligations of the Seller hereunder are subject to the fulfillment, at or before the Closing, of each of the following conditions (all or any of which may be waived in whole or in part by the Seller).

     8.1 Representations and Warranties. The representations and warranties made by the Purchaser in this Restated Agreement shall be true as of the effective date of this Restated Agreement and shall be true on and as of the Closing Date as though such representations and warranties were made on and as of the Closing Date.

     8.2 Performance. The Purchaser shall have performed and complied with all agreements, covenants, obligations, and conditions required by this Restated Agreement to be so performed or complied with by the Purchaser at or before the Closing.

     8.3 Officer's Certificates. The Purchaser shall have delivered to the Seller a certificate, dated the Closing Date in the form of Exhibit E hereto and executed by the chief executive officer or the chief financial officer of the Purchaser, certifying with respect to the Purchaser as to the fulfillment of the conditions set forth in this Article VIII. In addition, the Purchaser shall have delivered to the Seller a certificate, dated the Closing Date and executed by the secretary or any assistant secretary of the Purchaser certifying that the Purchaser has duly and validly taken all corporate action necessary to authorize its execution and delivery of this Restated Agreement and its performance of its obligations under this Restated Agreement, including, without limitation, that Purchaser has taken all action necessary to authorize the acquisition of the Shares, and that the resolutions (true and complete copies of which shall be attached to the certificate) of the Board of Directors of the Purchaser with respect to this Restated Agreement and the transactions contemplated hereby have been duly and validly adopted and are in full force and effect.

     8.4 No Injunction. There shall not be in effect on the Closing Date any writ, judgment, injunction, decree, or similar order of any court or similar Person restraining, enjoining, or otherwise preventing consummation of any of the transactions contemplated by this Restated Agreement.

     8.5 No Proceeding or Litigation. There shall not be instituted, pending, or (to the best knowledge of the Purchaser or of the Seller) threatened any action, suit, investigation, or other proceeding in, before, or by any court, governmental or regulatory authority, or other Person to restrain, enjoin, or otherwise prevent consummation of any of the transactions contemplated by this Restated Agreement or to recover any Damages or obtain other relief as a result of this Restated Agreement or any of the transactions contemplated hereby or as a result of any Contract entered into in connection with or as a condition precedent to the consummation hereof, which action, suit investigation, or other proceeding may, in the reasonable opinion of the Seller, result in a decision, ruling, or finding that individually or in the aggregate has or may reasonably be expected to have a material adverse effect on the validity or enforceability of this Restated Agreement, on the ability of the Purchaser or the Seller to perform its obligations under this Restated Agreement or on the Business or Condition of the Seller.

     8.6 Consents, Authorizations, etc. All orders, consents, permits, authorizations, approvals, and waivers of every Person disclosed pursuant to
Section 3.5 and necessary to permit the Seller to perform its obligations under this Restated Agreement and to consummate the transactions contemplated hereby shall have been obtained and shall be in full force and effect, and the Purchaser shall have obtained all consents, approvals, authorizations and clearances referred to in Section 6.1 and the Seller shall have received evidence satisfactory to it of the receipt of such consents, approvals, authorizations and clearances.

     8.7 Opinion of Counsel. The Purchaser shall have delivered to the Seller the opinion, dated the Closing Date, of Brunini, Grantham, Grower & Hewes, P.L.L.C., counsel to the Purchaser, to the effect set forth in Exhibit F hereto.

                                  ARTICLE IX

                       SURVIVAL OF PROVISIONS; REMEDIES

     9.1 Survival. The representations, warranties, covenants, and agreements respectively made by the Seller and the Purchaser in this Restated Agreement, in the Disclosure Schedule, or in any certificate respectively delivered by the Seller or the Purchaser pursuant to Section 7.3 or Section 8.3 will survive the Closing:

          (a) until the expiration of all applicable statutes of limitations (including all periods of extension, whether automatic or permissive) in the case of the representations and warranties of the Seller respectively set forth in Sections 3.1, 3.2, 3.3, 3.12, and 3.14 hereof, and in the case of the indemnification agreements respectively set forth in Sections 10.1 and 10.2 hereof; and

          (b) until the thirty-sixth (36th) month anniversary of the Closing in the case of all other representations, warranties, covenants, and agreements, except that covenants and agreements to be performed after the Closing in accordance with their terms will survive until the last period to which any such Tax benefit could be carried pursuant to the Code, and each indemnification agreement as to litigation set forth in clause (ii) or (iii) of Section 10.3(a) will survive until a final, nonappealable judgment has been entered with respect to the last of such litigation.

If a Claim Notice or an Indemnity  Notice is given in accordance  with Section
10.5 before expiration of the applicable time period referenced above, then (notwithstanding such time period) the representation, warranty, covenant, or agreement applicable to such claim shall survive until, but only for purposes of, resolution of such claim.

     9.2 Available Remedies. Each party expressly agrees that, consistent with its intention and agreement to be bound by the terms of this Restated Agreement and to consummate the transactions contemplated hereby, subject only to the performance or satisfaction of precedent conditions or of precedent requirements imposed upon another party hereto, the remedy of specific performance shall be available to a non-breaching and non-defaulting party to enforce performance of this Restated Agreement by a breaching or defaulting party, including, without limitation, to require the consummation of the Closing on the Closing Date.

                                  ARTICLE X

                               INDEMNIFICATION

     10.1 Tax Indemnification.

          (a) Subject to the provisions of Article IX hereof and this Section, the Seller agrees to pay, and to indemnify the Purchaser and the Company in respect of, and hold each of them harmless against, any and all Damages for or in respect of Taxes actually incurred by, imposed upon, or assessed against the Purchaser, the Seller, or the Company as a result of or relating to any period ending on or before the Closing Date, save and except for any increased tax liability for any period, or portion of a period, prior to Closing that results from or is contributed to any election (by action or inaction) of Purchaser.

          (b) The Seller will notify the Purchaser, or (if applicable) the Company will notify the Seller and the Purchaser, promptly of the commencement of any claim, audit, examination, or other proposed change or adjustment by any taxing authority concerning any Tax or other Damages covered by Section 10.1(a) ("Tax Claim").

          (c) The Seller will furnish the Purchaser, or (if applicable) the Company will furnish the Seller and the Purchaser, promptly with copies of all correspondence (including, without limitation, notices, requests, explanations, determinations, schedules, charts, and lists) received from any taxing authority in connection with any Tax Claim. The Seller will have the right to approve in advance any correspondence sent to any taxing authority by or on behalf of the Company with respect to any Tax Claim to the extent such correspondence would adversely affect the Seller's obligations under Section 10.1(a); provided, however, that the Seller will be deemed to have approved any such correspondence to the extent notice of its disapproval thereof is not delivered or mailed to the Purchaser in accordance with Article XII hereof with reasonable promptness, but in all events at least fourteen (14) calendar days before the date on which payment of the Tax is due or, if earlier, at least fourteen (14) calendar days before the date on which the ability of the Company to defend against the Tax Claim is irrevocably prejudiced.

          (d) At its option (following reasonable notice to and consultation with the Purchaser), the Seller may contest any Tax Claim in any legally permissible manner until such time as any payment for Taxes or other Damages with respect to such Tax Claim is due or, upon the Seller's payment of such Taxes and other Damages, may sue for a refund thereof where permitted by applicable Law. Except as provided in the last sentence of this subsection, the Seller will control all proceedings taken in connection with any such contest or refund suit, and may pursue or forego any and all administrative appeals, proceedings, hearings, and conferences with the taxing authority in respect of such Tax Claim. The Company will take such lawful action in connection with the contest or refund suit as the Seller may reasonably request in writing from time to time, including, without limitation, the prosecution of the contest or refund suit to a final determination, provided that (i) the Seller requests such action with reasonable promptness, but in all events at least fourteen (14) calendar days before the date on which payment of the Taxes or other Damages are due or become final, or if earlier, at least fourteen (14) calendar days before the date on which the Company's ability to defend against the Tax Claim is irrevocably prejudiced, (ii) a reasonable basis exists for such contest or refund suit, and (iii) the Seller acknowledges (without any equivocation) its obligations under this Section. Notwithstanding the foregoing provisions of this Section 10.1(e), if such contest or refund suit has or may reasonably be expected to have a material effect on the Liability of the Company or the Purchaser for Taxes with respect to any period ending after the Closing Date, then the Seller and the Purchaser will jointly control any such contest or refund suit.

     10.2 Other Indemnification.

          (a) Subject to the provisions of Article IX and Section 10.4, the Seller agrees to indemnify the Purchaser and the Company in respect of, and hold each of them harmless against:

               (i) any and all Damages (other than Damages that the Seller has paid or is unequivocally liable to pay to the Purchaser or the Company pursuant to Section 10.1) resulting from or relating to any misrepresentation, breach of warranty, or nonfulfillment of or failure to perform any covenant or agreement on the part of the Seller made as a part of or contained in this Restated Agreement, the Disclosure Schedule, or any certificate delivered by or for the Seller pursuant to Section 7.3;

               (ii)  except as  disclosed  in Section  3.13 of the  Disclosure
          Schedule, any and all Damages resulting from or relating to any action, suit, investigation, or proceeding pending against the Company (whether as a defendant, counterclaim or third party defendant, intervenor, or otherwise) on the Closing Date of this Restated Agreement or arising at any time with respect to matters occurring before the Closing, including, without limitation, any action, suit, investigation or proceeding relating to any claims arising under any insurance policies or Contracts assumed by Seller from Company at any time on or prior to the Closing Date; and

               (iii) except as disclosed in Section 3.13 of the Disclosure Schedule, any and all punitive, treble or other exemplary Damages resulting from or relating to any claim (other than claims for such actual policy benefits as are specified under insurance or annuity Contracts issued, reinsured, or underwritten by the Company) asserted in any action, suit, investigation, or proceeding against the Company (whether as a defendant, counterclaim or third party defendant, intervenor, or otherwise) pending on the Closing Date of this Restated Agreement or arising at any time with respect to matters occurring before the Closing.

          (b) Subject to the provisions of Article IX and Section 10.4, the Purchaser agrees to indemnify the Seller in respect of, and hold the Seller harmless against, any and all Damages resulting from or relating to any misrepresentation, breach of warranty, or nonfulfillment of or failure to perform any covenant or agreement on the part of the Purchaser made as a part of or contained in this Restated Agreement or any certificate delivered by or for the Purchaser pursuant to Section 8.3.

     10.3 Method of Asserting Claims. All claims for indemnification by any Indemnified Party under Section 10.2 will be asserted and resolved as follows:

          (a) In the event any claim or demand for which an Indemnifying Party would be liable for Damages to an Indemnified Party under Section 10.2 or
     10.3 is asserted against or sought to be collected from such Indemnified Party by a Person other than the Seller, the Purchaser, the Company, or any Affiliate of the Seller or the Purchaser ("Third Party Claim"), the Indemnified Party will deliver a Claim Notice with reasonable promptness to the Indemnifying Party; provided, however, that except as set forth in
     Section 10.4(d), no Claim Notice will be required with respect to any action, suit, investigation, or proceeding that is in existence on the Closing Date to which indemnification applies. If the Indemnified Party fails to provide the Indemnifying Party with the Claim Notice required by the preceding sentence at least 14 calendar days before the date on which the Indemnifying Party's ability to defend against the Third Party Claim is irrevocably prejudiced by the
     Indemnified   Party's   failure  to  provide  such  Claim   Notice,   the
     Indemnifying Party will not be obligated to indemnify the Indemnified Party with respect to such portion of the Third Party Claim as to which the Indemnifying Party's ability to defend has been prejudiced by such failure of the Indemnified Party. The Indemnifying Party will notify the Indemnified Party with reasonable promptness, but in all events at least 14 calendar days before the date on which the Indemnified Party's ability to defend against the Third Party Claim is irrevocably prejudiced ("Notice Period"), whether the Indemnifying Party disputes the Liability of the Indemnifying Party to the Indemnified Party hereunder with respect to such Third Party Claim and whether the Indemnifying Party desires, at the sole cost and expense of the Indemnifying Party, to defend the Indemnified Party against such Third Party Claim.

          (b) If the Indemnifying Party notifies the Indemnified Party within the Notice Period that the Indemnifying Party (without any equivocation) does not dispute its Liability to the Indemnified Party and that the Indemnifying Party desires to defend the Indemnified Party with respect to the Third Party Claim pursuant to this Article X, then the Indemnifying Party will have the right to defend, at its sole cost and expense, such Third Party Claim by all appropriate proceedings, which proceedings will be diligently prosecuted by the Indemnifying Party to a final conclusion or will be settled at the discretion of the Indemnifying Party (with the consent of the Indemnified Party, which consent will not be withheld unreasonably). The Indemnifying party will have full control of such defense and proceedings, including any compromise or settlement thereof; provided, however, that the Indemnified Party may, at the sole cost and expense of the Indemnifying Party, file during the Notice Period any motion, answer, or other pleadings that the Indemnified Party may deem necessary or appropriate to protect its interests or those of the Indemnifying Party and not irrevocably prejudicial to the Indemnifying Party (it being understood and agreed that, except as provided in Section 10.3(c), if an Indemnified Party takes any such action that is irrevocably prejudicial and conclusively causes a final adjudication that is materially adverse to the Indemnifying Party, the Indemnifying Party will be relieved of its obligations hereunder with respect to the portion of such Third Party Claim prejudiced by the Indemnified Party's action); and provided further, that if requested by the Indemnifying Party, the Indemnified Party agrees, at the sole cost and expense of the
     Indemnifying Party, to cooperate with the Indemnifying Party and its counsel in contesting any Third Party Claim that the Indemnifying Party elects to contest, or, if appropriate and related to the Third Party Claim in question, in making any counterclaim against the Person asserting the Third Party Claim, or any cross-complaint against any Person (other than the Indemnified Party or any of its Affiliates). The Indemnified Party may participate in, but not control, any defense or settlement of any Third Party Claim controlled by the Indemnifying Party pursuant to this Section 10.3(b), and except as provided in the preceding sentence, the Indemnified Party will bear its own costs and expenses with respect to such participation.

          (c) If the Indemnifying Party fails to notify the Indemnified Party within the Notice Period that the Indemnifying Party (without any equivocation) does not dispute its Liability to the Indemnified Party and that the Indemnifying Party desires to defend the Indemnified Party with respect to the Third Party Claim pursuant to this Article X, or if the Indemnifying Party gives such notice but fails diligently and promptly to prosecute or settle the Third Party Claim, or if the Indemnifying Party fails to give any notice whatsoever within the Notice Period, then the Indemnified Party will have the right to defend, at the sole cost and expense of the Indemnifying Party, the Third Party Claim by all appropriate proceedings, which proceedings will be promptly and vigorously prosecuted by the Indemnified Party to a final conclusion or will be settled at the discretion of the Indemnified Party (with the consent of the Indemnifying Party, which consent will not be withheld unreasonably). The Indemnified Party will have full control of such defense and proceedings, including any compromise or settlement thereof; provided, however, that if requested by the Indemnified Party, the Indemnifying Party agrees, at the sole cost and expense of the Indemnifying Party, to cooperate with the Indemnified Party and its counsel in contesting any Third Party Claim which the Indemnified Party is contesting, or, if appropriate and related to the Third Party Claim in question, in making any counterclaim against the Person asserting the Third Party Claim, or any cross-complaint against any Person (other than the Indemnifying Party or any of its Affiliates). Notwithstanding the foregoing provisions of this Section 10.3(c), if the Indemnifying Party has timely notified the Indemnified Party that the Indemnifying Party disputes its Liability to the Indemnified Party and if such dispute is resolved in favor of the Indemnifying Party by final, nonappealable order of a court of competent jurisdiction, the Indemnifying Party will not be required to bear the costs and expenses of the Indemnified Party's defense pursuant to this Section 10.3(c) or of the Indemnifying Party's participation therein at the Indemnified Party's request, and the Indemnified Party will reimburse the Indemnifying Party in full for all costs and expenses incurred by the Indemnifying Party in connection with such litigation. The Indemnifying Party may participate in, but not control, any defense or settlement controlled by the Indemnified Party pursuant to this Section 10.3(c), and the Indemnifying Party will bear its own costs and expenses with respect to such participation.

          (d) At the Closing, the Seller will provide the Purchaser with the notice required by Section 10.3(b) or 10.3(c) hereof with respect to each action, suit, investigation, or proceeding that is described in clause
     (ii) or (iii) of Section 10.2(a) hereof and is in existence on the Closing Date to which indemnification applies.


     10.4 After-Tax Damages. With respect to the indemnification agreements set forth in this Article X, the Seller and the Purchaser agree that:

          (a) the amount of any Tax refund actually received, and the amount of any Tax reduction actually realized by any of the Seller, the Purchaser, or the Company after the

     Closing as a result of Damages (including without limitation Taxes) for which any indemnification payment has been made or is then due by the Seller pursuant to Section 10.1, 10.2(a) hereof will be promptly paid to the Seller or offset against Damages then owed by the Seller hereunder; and

          (b) the amount of any Tax refund actually received, and the amount of any Tax reduction actually realized, by the Seller after the Closing as a result of Damages for which any indemnification payment has been made or is then due by the Purchaser pursuant to Section 10.2(b) hereof will be promptly paid to the Purchaser or offset against Damages then owed by the Purchaser hereunder.

     10.5 Assignment of Indemnification. Each of the Purchaser and the Company may assign its rights to indemnification under this Article X to any direct or indirect transferee or transferees of all the Shares, and each such transferee shall have the same rights to indemnification under this Article X as the Purchaser and the Company.

                                  ARTICLE XI

                                    WAIVER

     11.1 Senior Debt of Seller. Heretofore, Purchaser acquired from Trustmark National Bank of Jackson, Mississippi, the Senior Debt of Seller. Such Senior Debt is governed by the provisions of a certain loan agreement (the "Loan Agreement") dated the 3rd day of May, 1993, between Trustmark National Bank and Seller.

          (a) In a Letter of Intent between the Purchaser and Seller executed on or about March 6, 1995, Purchaser extended the maturity of the aforesaid Senior Debt until the Closing or ninety (90) days following the notification by either party hereto to the other of the impossibility of Closing according to the terms hereof. Subsequently, Purchaser waived until the maturity of the Senior Debt the provisions of Section 4.01(v)(a) of the Loan Agreement.

          (b) Purchaser, for the consideration herein stated, herein confirms the extension of the maturity of the aforesaid Senior Debt as set forth in the Letter of Intent and further agrees, for such consideration, that the 90 day period in the Letter of Intent and as set forth in paragraph 11.1(a) above is amended to be 180 days. Further, Purchaser confirms the waiver of Section 4.01(v)(a) of the Loan Agreement and agrees to waive, until the maturity of the Senior Debt, Sections 4.01(b), (c), 4.02(a)(solely as related to Seller), (d)(solely as related to Seller), and (f)(solely as related to Seller).

          (c) At Closing, Purchaser agrees that Seller shall be excused and relieved of its obligation to pay interest on the Senior Debt for a period of one half month.

                                 ARTICLE XII

                                 TERMINATION

     12.1 Termination. This Restated Agreement may be terminated, and the transactions contemplated hereby may be abandoned, upon notice by the terminating party to the other party:

          (a) at any time before the Closing, by mutual written agreement of the Seller and the Purchaser; or

          (b) at any time by the Seller if any of the  covenants  set forth in
     Article VI shall have been breached or any of the conditions set forth in
     Article VIII hereof shall not have been satisfied, performed, or complied with, in any material respect, at or before the Closing Date and such breach, non-satisfaction, non-performance, or non-compliance has not been cured or eliminated within thirty (30) calendar days after notice thereof has been given to the Purchaser, provided that at the time of such termination the Seller has neither breached any of the covenants set forth in Article V nor failed to satisfy, perform, or comply with any of the conditions set forth in Article VII hereof, in any material respect; or

          (c) at any time by the Purchaser if any of the covenants set forth in Article V shall have been breached or any of the conditions set forth in Article VII hereof shall not have been satisfied, performed, or complied with, in any material respect, before the Closing Date and such breach, non-satisfaction, non-performance or non-compliance has not been cured or eliminated within thirty (30) days after notice thereof has been given to the Seller, or if the Disclosure Schedule is not delivered to the Purchaser within five (5) days after the date hereof, or if the Disclosure Schedule or other information provided to the Purchaser discloses any change in, or event, trend, condition or state of facts of any character that individually or in the aggregate has or may reasonably be expected to have a material adverse effect on the Business or Condition of the Company and such change, event, trend, condition or state of facts has not been cured or eliminated within ten (10) days after notice thereof has been given to the Seller, provided that at the time of such termination the Purchaser has neither breached any of the covenants set forth in Article VI nor failed to satisfy, perform, or comply with any of the conditions set forth in Article VIII hereof, in any material respect; or

          (d) at any time after October 16, 1995, by the Seller or the Purchaser, if the transactions contemplated by this Restated Agreement have not been consummated on or before such date and such failure to consummate is not caused by a breach of this Restated Agreement (or any representation, warranty, covenant, or agreement included herein) by the party electing to terminate pursuant to this clause (d).

     12.2 Effect of Termination. If this Restated Agreement is validly terminated pursuant to Section 12.1, this Restated Agreement will forthwith become null and void, and there will be no Liability on the part of the Seller or the Purchaser (or any of their respective officers, directors, employees, agents, consultants, or other representatives), except that the provisions relating to confidentiality in Section 13.6 will continue to apply following any such termination; provided, however, that, notwithstanding anything in this Section to the contrary, no party electing to terminate this Restated Agreement pursuant to Section 12.1 will be relieved of any Liability for Damages that the electing party may have to the other party by reason of the electing party's breach of this Restated Agreement (or any representation, warranty, covenant, or agreement included herein).

                                 ARTICLE XIII

                                MISCELLANEOUS

     13.1 Default and Arbitration. (a) Default. If Purchaser believes there has been a default with respect to one or more of the representations, warranties, covenants or agreements of Seller or the Company in this Restated Agreement, Purchaser shall send notice to Seller of such alleged default (which notice shall describe the nature of such default, provide appropriate documentation (where available), and, where clearly determinable from the nature of the default, the amount of the related claim (including any consequential or incidental damages) (a "Default Notice"). Thereupon, the parties shall in good faith attempt to informally resolve such default and agree upon the amount of such claim.

          (b) Arbitration. In the event that the parties are unable to informally resolve a matter which is the subject of a Default Notice under this Section 13.1 within 45 days after receipt of the notice, either party, upon written notice to the other, may elect to submit the matter to arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect, except as otherwise provided herein.

               Arbitration shall be before a panel of three (3) neutral arbitrators expert in the life insurance business. Within ten (10) days of receipt of notice of an election of arbitration, each party shall select an arbitrator and notify the other of such party's selection. Within ten (10) days thereafter, the two arbitrators shall select a third arbitrator. If they fail to select a third arbitrator, then the third arbitrator shall be designated by the American Arbitration Association.

               All Default  Notice matters  subject to arbitration  under this
     Section 13.1 shall take place in Indianapolis, Indiana. All awards shall be made on the majority vote of the arbitrators. The non-prevailing party shall pay all fees and expenses of such arbitration, as well as the reasonably and actually incurred attorneys' fees of the prevailing party. If there is no clear prevailing party, the arbitrators may award fees and expenses as they deem just.

               The award in the arbitration shall be final and binding on the parties, and judgment may be entered in any court having competent jurisdiction.

     13.2 Notices. All notices and other communications under this Restated Agreement must be in writing and will be deemed to have been duly given if delivered, telecopied or mailed, by certified mail, return receipt requested, first class postage prepaid, to the parties at the following addresses:

            If to the Seller, to:

                   Dixie National Corporation
                   3760 I-55 North
                   Jackson, Mississippi  39211
                   Attention:  Robert B. Neal
                   Telecopy:  (601)981-8076

                   With a copy to:

                   Wells, Moore Simmons & Neeld
                   1300 Deposit Guaranty Plaza
                   Jackson, Mississippi  39215-1970
                   Attention:  James H. Neeld, III, Esq.
                   Telecopy:  (601)355-5850

            If to the Purchaser, to:

                   Standard Life Insurance Company of Indiana
                   9100 Keystone Crossing, #600
                   Indianapolis, Indiana  46240
                   Attention:  Edward T. Stahl, Executive Vice President
                   Telecopy:  (317)574-6227

            With a copy to:

                   Brunini, Grantham, Grower & Hewes, P.L.L.C.
                   1400 Trustmark Building
                   248 E. Capitol Street
                   Jackson, Mississippi  39201
                   Attention:  Robert D. Drinkwater, Esq.
                   Telecopy:  (601)960-6902

All notices and other communications required or permitted under this Restated Agreement that are addressed as provided in this Article XII will, if delivered personally, be deemed given upon delivery, will, if delivered by telecopy, be deemed delivered when confirmed and will, if delivered by mail in the manner described above, be deemed given on the third Business Day after the day it is deposited in a regular depository of the United States mail. Any party from time to time may change its address for the purpose of notices to that party by giving a similar notice specifying a new address, but no such notice will be deemed to have been given until it is actually received by the party sought to be charged with the contents thereof.

     13.3 Entire Agreement. Except for documents executed by the Seller and the Purchaser pursuant hereto, this Restated Agreement supersedes all prior discussions and agreements between the parties with respect to the subject matter of this Restated Agreement, and this Restated Agreement (including the exhibits thereto, the Disclosure Schedule, and other Contracts and documents delivered in connection herewith) contains the sole and entire agreement between the parties hereto with respect to the subject matter hereof.

     13.4 Expenses. Except as otherwise expressly provided in this Restated Agreement (including, without limitation, as provided in Article X and Section 12.2), each of the Seller and the Purchaser will pay its own costs and expenses in connection with this Restated Agreement and the transactions contemplated hereby.

     13.5 Public Announcements. At all times at or before the Closing, the Seller and the Purchaser will each consult with the other before issuing or making any reports, statements, or releases to the public with respect to this Restated Agreement or the transactions contemplated hereby and will use good faith efforts to agree on the text of a joint public report, statement, or release or will use good faith efforts to obtain the other party's approval of the text of any public report, statement, or release to be made solely on behalf of a party. If the Seller and the Purchaser are unable to agree on or approve any such public report, statement, or release and such report, statement, or release is, in the opinion of legal counsel to a party, required by Law or may be appropriate in order to discharge such party's disclosure obligations, then such party may make or issue the legally required report, statement, or release. Any such report, statement, or release approved or permitted to be made pursuant to this Section may be disclosed or otherwise provided by the Seller or the Purchaser to any Person, including without limitation to any employee or customer of either party hereto and to any governmental or regulatory authority.

     13.6 Confidentiality. Each of the Seller and the Purchaser will hold, and will cause its respective officers, directors, employees, agents, consultants, and other representatives to hold, in strict confidence, unless compelled to disclose by judicial or administrative process (including, without limitation, in connection with obtaining the necessary approval of insurance regulatory authorities) or by other requirements of Law, all confidential documents and confidential information concerning the other party furnished to it by the other party or such other party's officers, directors, employees, agents, consultants, or representatives in connection with this Restated Agreement or the transactions contemplated hereby, except to the extent that such documents or information can be shown to have been (a) previously lawfully known by the party receiving such documents or information, (b) in the public domain through no fault of such receiving party, or (c) later acquired by the receiving party from other sources not themselves bound by, and in breach of, a confidentiality agreement. Neither the Seller nor the Purchaser will disclose or otherwise provide any such confidential documents or confidential information to any other Person, except to the Purchaser's lenders and investors and to either party's respective auditors, actuaries, attorneys, financial advisors, and other consultants and advisors who need such documents or information in connection with this Restated Agreement and except as required by the provisions of Sections 5.1 and 6.1.

     13.7 Further Assurances. The Seller and the Purchaser agree that, from time to time after the Closing, upon the reasonable request of the other, they will cooperate and will cause their respective Affiliates to cooperate with each other to effect the orderly transition of the business, operations, and affairs of the Company. Without limiting the generality of the foregoing, the Seller will give and will cause its Affiliates to give representatives of the Purchaser reasonable access to all Books and Records of the Seller and its Affiliates reasonably requested by the Purchaser in the preparation of any post-Closing financial statements, reports, or Tax Returns.

     13.8 Waiver. Any term or condition of this Restated Agreement may be waived at any time by the party that is entitled to the benefit thereof. Such waiver must be in writing and must be executed by the chief executive officer or the chief operating officer of such party. A waiver on one occasion will not be deemed to be a waiver of the same or any other breach on a future occasion. All remedies, either under this Restated Agreement, or by Law or otherwise afforded, will be cumulative and not alternative.

     13.9 Amendment. This Restated Agreement may be modified or amended only by a writing duly executed by or on behalf of the Seller and the Purchaser.

     13.10   Counterparts.   This   Restated   Agreement   may   be   executed
simultaneously in any number of counterparts, each of which will be deemed an original, but all of which will constitute one and the same instrument.

     13.11 No Third Party Beneficiary. The terms and provisions of this Restated Agreement are intended solely for the benefit of the Seller and the Purchaser, and their respective successors or assigns, and it is not the intention of the parties to confer third-party beneficiary rights upon any other Person.

     13.12 Governing Law. THIS RESTATED AGREEMENT WILL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF INDIANA (EXCLUSIVE OF CONFLICTS OF LAW PRINCIPLES) AND WILL, TO THE MAXIMUM EXTENT PRACTICABLE, BE DEEMED TO CALL FOR PERFORMANCE IN MARION COUNTY, INDIANA. COURTS WITHIN THE STATE OF INDIANA SHALL HAVE JURISDICTION OVER ANY AND ALL DISPUTES BETWEEN THE PARTIES HERETO, WHETHER IN LAW OR EQUITY, INCLUDING, WITHOUT LIMITATION, ANY AND ALL DISPUTES ARISING OUT OF OR RELATING TO THIS RESTATED AGREEMENT. THE PARTIES HEREBY CONSENT TO AND AGREE TO SUBMIT TO THE JURISDICTION OF SUCH COURTS. VENUE IN ANY SUCH DISPUTE WHETHER IN FEDERAL OR STATE COURT SHALL BE LAID IN MARION COUNTY, INDIANA.

     13.13 Binding Effect. This Restated Agreement is binding upon and will inure to the benefit of the parties and their respective successors and assigns.

     13.14 Assignment. Except as otherwise provided herein (including, without limitation, as provided in Section 10.6), this Restated Agreement or any right hereunder or part hereof may not be assigned by any party hereto without the prior written consent of the other party hereto.

     13.15 Headings, etc. The headings used in this Restated Agreement have been inserted for convenience and do not constitute matter to be construed or interpreted in connection with this Restated Agreement.

     13.16 Invalid Provisions. If any provision of this Restated Agreement is held to be illegal, invalid, or unenforceable under any present or future Law, and if the rights or obligations of the Seller or the Purchaser under this Restated Agreement will not be materially and adversely affected thereby; (a) such provision will be fully severable; (b) this Restated Agreement will be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a party hereof; (c) the remaining provisions of this Restated Agreement will remain in full force and effect and will not be affected by the illegal, invalid, or unenforceable provision or by its severance herefrom; and (d) in lieu of such illegal, invalid, or unenforceable provision, there will be added automatically as a part of this Restated Agreement a legal, valid, and enforceable provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible.

            IN WITNESS WHEREOF, this Restated Agreement has been duly executed and delivered by the parties hereto, effective as of the date first written above.


                              DIXIE NATIONAL CORPORATION

                              By:/s/S. L. Reed, Jr.
                                 -------------------
                                 Name:  S. L. Reed, Jr.
                                 Title: Chairman and CEO


                              DIXIE NATIONAL LIFE INSURANCE COMPANY

                              By:/s/ Robert B. Neal
                                 ------------------
                                 Name: Robert B. Neal
                                 Title: Chairman and CEO


                              STANDARD LIFE INSURANCE COMPANY OF
                              INDIANA

                              By:/s/ Ronald D. Hunter
                                 --------------------
                                 Name: Ronald D. Hunter
                                 Title: Chairman and CEO

                                                                     EXHIBIT A

                             DEFINITION OF TERMS

     "Adjusted Capital and Surplus" as of any date shall mean the Company's statutory capital and surplus as of such date, adjusted pursuant to the Formula set forth on Exhibit B hereto and determined based on SAP consistently applied throughout the specified period and in the immediately prior comparable period.

     "Affiliate" shall mean any Person that directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with the Person specified.

     "Agreement" shall mean this Restated Stock Purchase Agreement, together with the exhibits and the Disclosure Schedule attached hereto, and the Contracts and other documents to be executed and delivered respectively by Seller and Company pursuant hereto.

     "Annual Statement" shall mean any annual statement of the Company filed with or submitted to the insurance regulatory authority in the State of Mississippi on forms prescribed or permitted by such authority.

     "Assets and Properties" shall mean all assets or properties of every kind, nature, character, and description (whether real, personal, or mixed whether tangible or intangible, whether absolute, accrued, contingent, fixed, or otherwise, and wherever situated) as now operated, owned, or leased by a specified Person, including without limitation cash, cash equivalents, securities, accounts and notes receivable, real estate, equipment, furniture, fixtures, insurance or annuities in force, goodwill, and going-concern value.

     "AVR" shall mean the asset valuation reserve required to be established and maintained by the Company at any particular date, calculated in accordance with SAP.

     "Benefit Plans" shall mean all Employee Pension Benefit Plans, all Employee Welfare Benefit Plans, all stock bonus, stock ownership, stock option, stock purchase, stock appreciation rights, phantom stock, and other stock plans (whether qualified or nonqualified), and all other pension, welfare, severance, retirement, bonus, deferred compensation, incentive compensation, insurance (whether life, accident and health, or other and whether key man, group, workers compensation, or other), profit sharing, disability, thrift, day care, legal services, leave of absence, layoff, and supplemental or excess benefit plans, and all other benefit Contracts, arrangements, or procedures having the effect of a plan, in each case existing on or before the Closing Date under which the Company is or may hereafter become obligated in any manner (including without limitation obligations to make contributions or other payments) and which cover some or all of the present or former officers, directors, employees, agents, consultants, or other similar representatives providing services to or for the Company; provided, however, that such term shall not include (a) routine employment policies and procedures developed and applied in the ordinary course of business and consistent with past practice, including without limitation sick leave, vacation, and holiday policies, and (b) directors and officers liability insurance.

     "Books and Records" shall mean all accounting, financial reporting, Tax, business, marketing, corporate, and other files, documents, instruments, papers, books, and records of a specified Person, including without limitation financial statements, budgets, projections, ledgers, journals, deeds, titles, policies, manuals, minute books, stock certificates and books, stock transfer ledgers, Contracts, franchises, permits, agency lists, policyholder lists, supplier lists, reports, computer files, retrieval programs, operating data or plans, and environmental studies or plans.

     "Business Day" shall mean a day other than Saturday, Sunday, or any day on which the principal commercial banks located in the City of Indianapolis are authorized or obligated to close under the Laws of the State of Indiana.

     "Business or Condition" shall mean the organization, existence, authority, capitalization, business, licenses, condition (financial or otherwise), cash flow, management, sales force, solvency, prospects, SAP results of operations, insurance or annuities in force, SAP capital and surplus, MSVR, Liabilities, or Assets and Properties of a specified Person.

     "Claim Notice" shall mean written notification of a Third Party Claim by and Indemnified Party to an Indemnifying Party pursuant to Section 10.3(a), enclosing a copy of all papers served, if any.

     "Closing" shall mean the closing of the transactions contemplated by this Agreement as provided in Section 2.4.

     "Closing Adjusted Capital and Surplus" shall have the meaning ascribed to in Section 2.3 hereof.

     "Closing Date" shall mean the earlier of (a) the fifth Business Day next following the satisfaction to all conditions to Seller's and Purchaser's obligations, or (b) such other date as the Purchaser and Seller may mutually agree upon in writing.

     "Code"  shall  mean  the  Internal  Revenue  Code  of  1986,  as  amended
(including   without  limitation  any  successor  code),  and  the  rules  and regulations promulgated thereunder.

     "Common Stock" shall have the meaning ascribed to it in the preamble of this Agreement.

     "Damages" shall mean any and all monetary damages, Liabilities, fines, fees, penalties, interest obligations, deficiencies, losses, and expenses (including without limitation punitive, treble, or other exemplary or extra contractual damages, amounts paid in settlement, interest, court costs, costs of investigation, fees and expenses of attorneys, accountants, actuaries, and other experts, and other expenses of litigation or of any claim, default, or assessment).

     "Dixie  Convertible   Subordinated  Notes"  shall  mean  the  outstanding
subordinated convertible notes dated May 1, 1993, issued by Seller.

     "Disclosure Schedule" shall mean the bound record dated the effective date of this Agreement, furnished by Seller to the Purchaser, and containing all lists, descriptions, exceptions, and other information and materials as are required to be included therein pursuant to this Agreement.

     "Employee Pension Benefit Plan" shall mean each employee pension benefit plan (whether or not insured), as defined in Section 3(2) of ERISA, which is or was in existence on or before the Closing Date and to which the Company is or may hereafter become obligated in any manner as an employer.

     "Employee Welfare Benefit Plan" shall mean each employee welfare benefit plan (whether or not insured), as defined in Section 3(1) of ERISA, which is or was in existence on or before the Closing Date and to which the Company is or may hereafter become obligated in any manner as an employer.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended (including without limitation any successor act), and the rules and regulations promulgated thereunder.

     "ERISA Affiliate" shall mean any Person under common control (as defined in Section 414 of the Code) with the Company.

     "GAAP" shall mean generally accepted accounting principles,  consistently
applied   throughout  the  specified  period  and  in  the  immediately  prior comparable period.

     "IMR" shall mean the interest maintenance reserve required to be established and maintained by the Company at any particular date, calculated in accordance with SAP.

     "Indemnified Party" shall mean a Person claiming indemnification under this Agreement.

     "Indemnifying   Party"  shall  mean  a  Person  against  whom  claims  of
indemnification are being asserted under this Agreement.

     "IRS" shall mean the United States Internal Revenue Service or any successor agency.

     "Laws" shall mean all laws, statutes, ordinances, regulations, and other pronouncements having the effect of law in the United States of America, any foreign country, or any domestic or foreign state, province, commonwealth, city, country, municipality, territory, protectorate, possession, court, tribunal, agency, government, department, commission, arbitrator, board, bureau, or instrumentality thereof.

     "Liabilities" shall mean all debts, obligations, and other liabilities of a Person (whether absolute, accrued, contingent, fixed, or otherwise, or whether due or to become due).

     "Lien" shall mean any mortgage, pledge, assessment, security interest, lease, sublease, lien, adverse claim, levy, charge, or other encumbrance of any kind, or any conditional sale Contract, title retention Contract, or other Contract to give or to refrain from giving any of the foregoing.

     "Market Value" shall mean the value at which any Assets or Properties of the Company would be sold in an arm's length transaction between a willing seller and a willing purchaser, neither of whom was under any obligation to sell or purchase such Assets or Properties. The Market Value of securities for which quotes are available in The Wall Street Journal shall be determined by reference to the Closing Bid price for such Assets and Properties as quoted in the final edition of the Wall Street Journal on the Closing Date; and for securities for which a quoted price is not available, by a securities firm of recognized national standing mutually acceptable to the parties. In the event the parties cannot agree upon the Market Value of any specific Assets or Properties of the Company, such Assets and Properties shall be sold within five (5) Business Days after the Closing Date, and the Market Value shall be the amount realized upon the sale of such Assets and Properties.

     "Non-Admitted Assets" shall mean any assets of the Company required to be reported as "assets not admitted" on Exhibit 13 of any Annual Statement or Quarterly Statement filed by the Company.

     "Notice Period" shall have the meaning ascribed to it in Section 10.3(a).

     "PBGC" shall mean the Pension Benefit Guaranty Corporation established under ERISA.

     "Prime Rate" shall mean the prime commercial interest rate as quoted by Trustmark National Bank at its main offices as its prime rate as of the date the principal liability accrued.

     "Purchaser" shall have the meaning ascribed to it in the preamble of this Agreement.

     "Quarterly Statement" shall mean any quarterly statement of the Company filed with or submitted to the insurance regulatory authority in the State of Mississippi on forms prescribed or permitted by such authority.

     "SAP" shall mean the accounting practices required or permitted by the National Association of Insurance Commissioners and the insurance regulatory authority in the State of Mississippi, consistently applied throughout the specified period and in the immediately prior comparable period.

     "SAP Statements" shall mean the Annual Statements, Quarterly Statements, and other financial statements and presentations of the Company prepared in accordance with SAP and delivered to the Purchaser pursuant to this Agreement.

     "Seller" shall have the meaning ascribed to it in the preamble of this Agreement and shall include the Company, unless the context otherwise requires.

     "Senior Debt" shall mean that certain promissory note of Seller in favor of Trustmark National Bank dated May 3, 1993 in the principal amount of Three Million Six Hundred Eighty-Eight Thousand Seven Hundred Forty-Six Dollars and 34/100 ($3,688,746.34), which was sold to Purchaser on November 7, 1994.

     "Shares" shall have the meaning ascribed to it in the preamble of this Agreement.

     "SMC" shall mean Standard Management Corporation.

     "Taxes" shall mean all taxes, charges, fees, levies, or other similar assessments or Liabilities, including without limitation income, gross receipts, ad valorem, premium, excise, real property, personal property, windfall profit, sales, use, transfer, licensing, withholding, employment, payroll, Phase III, and franchise taxes imposed by the United States of America or any state, local, or foreign government, or any subdivision agency, or other similar Person of the United States or any such government; and such term shall include any interest, fines, penalties, assessments, or additions to tax resulting from, attributable to, or incurred in connection with any such tax or any contest or dispute thereof.

     "Tax Claim" shall have the meaning ascribed to it in Section 10.1(b).

     "Tax Returns" shall mean any report, return, or other information required to be supplied to a taxing authority in connection with Taxes.

     "Third  Party  Claim"  shall have the  meaning  ascribed to it in Section
10.3(a).

     "Work Papers" shall mean all summaries, calculations, compilations and similar written documentation derived from the accounts of the Company and used or prepared by accountants in the process of computing Adjusted Capital and Surplus.

                                                                       EXHIBIT B

                            FORMULA FOR DETERMINING
                    ADJUSTED CAPITAL AND SURPLUS OF COMPANY
                             AS OF THE CLOSING DATE
                           PURSUANT TO SECTION 2.3(b)

     The Adjusted Capital and Surplus of the Company on the Closing Date shall be determined as follows (the "Formula"):

     1. SAP Capital and Surplus as of June 30, 1995, PLUS:

     2. The present value of the IMR of the Company on June 30, 1995, discounted at the rate of 4.0% per annum; PLUS:

     3. The AVR held by the Company as of June 30, 1995.

                                                                       EXHIBIT C

                    FORM OF CERTIFICATE OF OFFICER OF SELLER


     At the Closing, the Seller shall deliver to the Purchaser a certificate, dated the Closing Date, executed by the Chief Executive Officer or Chief Financial Officer of the Seller, to the following effect:

     Pursuant to the provisions of Section 7.3 of that certain Restated Stock Purchase Agreement dated August 8, 1995, but effective as of April 18, 1995 (the "Agreement") by and among Dixie National Corporation (the "Seller"), Dixie National Life Insurance Company (the "Company") and Standard Life Insurance Company of Indiana (the "Purchaser"), and relating to the purchase and sale of 1,489,904 shares of the common capital stock of the Company (the "Stock") by the Seller to the Purchaser, I, the undersigned [Chief Executive Officer/Chief Financial Officer] of the Seller do hereby certify to the Purchaser as follows:

     1. That I am the duly elected [Chief Executive Officer/Chief Financial Officer] of the Seller, and in that capacity have the requisite power and authority to execute and deliver this certificate on behalf of the Seller and, as appropriate, the Company;

     2. That the representations and warranties of the Seller and the Company made in connection with the Agreement and contained in Article III thereof and in the Disclosure Schedule attached to the Agreement and the certifications given pursuant to Section 5.5(c) of the Agreement are true and correct as of the date of this certificate as though made by the Seller and the Company on and as of the date, whether or not they were untrue or incorrect prior to such date;

     3. That the Seller and the Company have each performed and complied with all agreements, covenants, obligations and conditions required by the Agreement to be so performed or complied with by the Seller and/or the Company at or before the Closing, including those specifically referred to in Articles V and VII of the Agreement; and

     4. That all of the conditions to the obligations of the Purchaser to purchase the Stock from the Seller set forth in Article VII of the Agreement have fulfilled.

                                                                       EXHIBIT D

                       FORM OF SELLER'S COUNSEL'S OPINION


     At the Closing, Seller shall deliver to Purchaser the opinion of its counsel, Wells, Moore Simmons & Neeld, to the following effect:

     1. The Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Mississippi and has full corporate power and authority to enter into the Agreement and perform its obligations thereunder.

     2. The Company is an insurance company duly organized, validly existing and in good standing under the laws of the State of Mississippi, and is duly licensed, qualified or admitted to do business and is in good standing in all jurisdictions listed on Section 3.1 of the Disclosure Schedule, and has full corporate power and authority to enter into the Agreement and perform its obligations thereunder.

     3. The execution and delivery of the Agreement by the Seller and the Company and the performance of their respective obligations thereunder have been duly and validly authorized by all necessary corporate action on the part of the Seller and the Company, and the Agreement constitutes the legal, valid and binding obligation of the Seller and the Company and is enforceable against each of them in accordance with its terms, except to the extent that
(a) enforcement may be limited by or subject to any bankruptcy, insolvency, reorganization, moratorium or other similar Laws now or hereafter in effect relating to or limiting creditors' rights generally and (b) the remedy of specific performance and injunctive and other forms of equitable relief are subject to certain equitable defenses and to the discretion of the court or other Person before which any such proceeding therefor may be brought.

     4. The authorized capital stock of the Company is as set forth in Section
3.3 of the Agreement; all of such shares are validly issued and outstanding, fully paid and nonassessable, and 1,489,904 of such shares are owned beneficially and of record by the Seller, free and clear of all Liens, except as may be disclosed in Section 3.3 of the Disclosure Schedule; and there are no securities, obligations, rights, subscriptions, warrants, options, charter or founders insurance policies, phantom stock rights, or Contracts of any kind of the Company which are subject of any rights or options of the nature described in Section 3.3 of the Agreement.

     5. The execution and delivery of the Agreement by the Seller and the Company does not, and the performance by the Seller and the Company of their respective obligations under the agreement will not, subject to obtaining the approvals contemplated by Sections 5.1 and 6.1 of the Agreement, (a) violate any term or provisions of any Law or any writ, judgment, decree, injunction or similar order applicable to the Seller or the Company; (b) conflict with or result in a violation or breach of, or constitute (with or without notice or lapse of time or both) a default under, any of the terms, conditions, or provisions of the articles or certificate of incorporation or Bylaws of the Seller or the Company; (c) result in the creation or imposition of any Lien upon the Seller, the Company, or any of their respective Assets and Properties that individually or in the aggregate with any other Liens has or may reasonably be expected to have a material adverse effect on the validity or enforceability of the Agreement, on the ability of the Seller or the Company to perform their respective obligations under the Agreement, or on the Business or Condition of the Seller or the Company; of (d) conflict with or result in a violation or breach of, or constitute (with or without notice or lapse of time or both) a default under, or give to any Person any right of termination, cancellation, acceleration, or modification in or with respect to, any Contract to which the Seller or the Company is a party or by which any of their respective Assets or Properties may be bound and as to which any such conflicts, violations, breaches, defaults or rights individually or in the aggregate have or may reasonably be expected to have a material adverse effect on the validity or enforceability of the Agreement, on the ability of the Seller or the Company to perform its respective obligations under the Agreement, or on the Business or Condition of the Seller or the Company.

     6. Any consent, approval, order or authorization of, or any waiting period imposed by any regulatory authority under federal or state law, including the laws of the State of Mississippi and the State of Indiana, which require the Seller or the Company to obtain any consent, approval, or action of, or make any filing with or give any notice to, any person except those which the failure to obtain, make, or give individually or in the aggregate with any other such failures has or may reasonably be expected to have no material adverse effect on the validity or enforceability of the Agreement, or in the Business or Condition of the Seller or the Company, in connection with the execution and delivery of the Agreement and the performance by the Seller and the Company of their respective obligations under the Agreement has been obtained or, in the case of any such waiting period, has expired.

     7. To such  counsel's  actual  knowledge,  except as disclosed in Section
3.13 of the Disclosure Schedule: (a) there are no actions, suits investigations or proceedings pending or threatened against the Seller or the Company or any of their respective Assets and properties, at law or in equity, in, before, or by any Person that individually or in the aggregate have or may reasonably be expected to have a material adverse effect on the validity or enforceability of the Agreement, on the ability of the Seller or the Company to perform their respective obligations under the Agreement, or on the Business or Condition of the Seller or the Company; and (b) there are no writs, judgments, decrees or similar orders of any Person restraining, enjoining or otherwise preventing consummation of the transactions contemplated by the Agreement.

                                                                       EXHIBIT E

                  FORM OF CERTIFICATE OF OFFICER OF PURCHASER


     At the Closing, the Purchaser shall deliver to the Seller a certificate, dated the Closing Date, executed by the Chief Executive Officer or Chief Financial Officer of the Purchaser, to the following effect:

     Pursuant to the provisions of Section 8.3 of that certain Restated Stock Purchase Agreement dated August 8, 1995, but effective as of April 18, 1995 (the "Agreement") by and among Dixie National Corporation (the "Seller"), Dixie National Life Insurance Company (the "Company") and Standard Life Insurance Company of Indiana (the "Purchaser"), and relating to the purchase and sale of 1,489,904 shares of the common capital stock of the Company (the "Stock") by the Seller to the Purchaser, I, the undersigned [Chief Executive Officer/Chief Financial Officer] of the Purchaser do hereby certify to the Seller as follows:

     1. That I am the duly elected [Chief Executive Officer/Chief Financial Officer] of the Purchaser, and in that capacity have the requisite power and authority to execute and deliver this certificate on behalf of the Purchaser;

     2. That the representations and warranties of the Purchaser in connection with the Agreement and contained in Article IV thereof are true and correct as of the date of this certificate as though made by the Purchaser on and as of the date, whether or not they were untrue or incorrect prior to such date;

     3. That the Purchaser has performed and complied with all agreements, covenants, obligations and conditions required by the Agreement to be so performed or complied with by the Purchaser at or before the Closing, including those specifically referred to in Articles VI and VIII of the Agreement; and

     4. That all of the conditions to the obligations of Seller to sell the Stock to the Purchaser set forth in Article VIII of the Agreement have been fulfilled.

                                                                       EXHIBIT F

                     FORM OF PURCHASER'S COUNSEL'S OPINION


     At the Closing, Purchaser shall deliver to Seller the opinion of its counsel, Brunini, Grantham, Grower and Hewes, P.L.L.C., to the following effect:

     1. The Purchaser is a life insurance company duly organized, validly existing and in good standing under the laws of the State of Indiana and has full corporate power and authority to enter into the Agreement and perform its obligations thereunder.

     2. The execution and delivery of the Agreement by the Purchaser and the performance of its obligations thereunder have been duly and validly authorized by all necessary corporate action on the part of the Purchaser, and the Agreement constitutes the legal, valid, and binding obligation of the Purchaser and is enforceable against the Purchaser in accordance with the terms, except to the extent that (a) enforcement may be limited by or subject to any bankruptcy, insolvency, reorganization, moratorium, or similar Laws now or hereafter in effect relating to or limiting creditors' rights generally and
(b) the remedy of specific performance and injunctive and other forms of equitable relief are subject to certain equitable defenses and to the discretion of the court or other similar Person before which any such proceeding therefor may be brought.

     3. The execution and delivery of the Agreement by the Purchaser does not, and the performance by the Purchaser of its obligations under the Agreement will not, subject to obtaining the approvals contemplated by Sections 5.1 and
6.1 of the Agreement, (a) violate any term or provisions of any Law or any writ, judgment, decree, injunction or similar order applicable to the Purchaser; (b) conflict with or result in a violation or breach of, or constitute (with or without notice or lapse of time or both) a default under, any of the terms, conditions, or provisions of the articles or certificate of incorporation or Bylaws of the Purchaser; (c) result in the creation or imposition of any Lien upon the Purchaser or any of its Assets and Properties that individually or in the aggregate with any other Liens has or may reasonably be expected to have a material adverse effect on the validity or enforceability of the Agreement or on the ability of the Purchaser to perform its obligations thereunder; or (d) conflict with or result in a violation or breach of, or constitute (with or without notice or lapse of time or both) a default under, or give any Person any right of termination, cancellation, acceleration, or modification in or with respect to, any Contract to which the purchaser is a party or by which any of its Assets or Properties may be bound and as to which any such conflicts, violations, breaches, defaults or rights individually or in the aggregate have or may reasonably be expected to have a material adverse effect on the validity or enforceability of the Agreement or on the ability of the Purchaser to perform its obligations under the Agreement.

     4. Any consent, approval, order or authorization of, or any waiting period imposed by any regulatory authority under federal or state law, including the laws of the State of Mississippi and the State of Indiana, which require the Purchaser to obtain any consent, approval or action of, or make any filing with or give any notice to, any Person except those which the failure to obtain, make, or give individually or in the aggregate with any other such failures has or may be expected to have no material adverse effect on the validity or enforceability of the Agreement or on the ability of the Purchaser to perform its obligations thereunder in connection with the execution and delivery of the Agreement and the performance by the Purchaser of its obligations thereunder has been obtained or, in the case of any such waiting period, has expired.