Form 10-Q
period 1995-09-30
DIXIE NATIONAL CORP
filed 1995-11-08
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For Nine Months Ended September 30, 1995       Commission File Number 0-3296

                          DIXIE NATIONAL CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          MISSISSIPPI                                    64-0440887
 ---------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

 3760 I-55 North                                        39211-6323
 P.O. Box 22587, Jackson, Mississippi                   39225-2587
 (Address of principal executive offices                (Zip Code)

 Registrant's telephone number, including area code:  (601)982-8210

                                     NONE
             ---------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

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

              CLASS                           Outstanding at November 3, 1995
    Common Stock,  $1.00 par value                    10,494,973

                          DIXIE NATIONAL CORPORATION

                                     INDEX

PART I:  FINANCIAL INFORMATION                                            PAGE
   Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1995 and
         December 31, 1994                                                  4

         Consolidated Statements of Operations for the Three
         and Nine Months ended September 30, 1995 and 1994                  5

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 1995 and 1994                           6

         Notes to Consolidated Financial Statements                         7

    Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       13

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                             15

    Item 4.  Submission of Matters to a Vote of Security Holders           15

    Item 5.  Other Information                                             15

    Item 6.  Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                 16

                         PART 1: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements of Dixie National Corporation follow.

CONSOLIDATED BALANCE SHEETS
DIXIE NATIONAL CORPORATION

                                                                        September 30      December  31
                                                                             1995             1994
                                                                        ------------      ------------
                                                                        (Unaudited)
ASSETS
NON-LIFE
Marketable Investments
     Marketable equity securities                                       $ 2,000,000       $ 2,000,000
     Cash and cash equivalents                                              202,918           218,258
     Other                                                                  126,200            26,200
                                                                        ------------      ------------
                                                                          2,329,118         2,244,458
Investment in other equity securities                                     1,051,217
Property and equipment                                                      390,243           419,292
                                                                        ------------      ------------
                                                 TOTAL NON-LIFE ASSETS    3,770,578         2,663,750
LIFE
Investments
     Fixed Maturities, at market                                         17,842,803        17,332,660
     Policy loans                                                         3,042,430         3,060,185
     Government guaranteed student loans,
       less allowance for uncollectible loans
       of $464,603 at September 30, 1995 and
       December 31, 1994                                                  5,232,822         5,978,288
     Short-term investments                                                 567,480         4,860,347
     Equipment leases                                                       503,258
     Cash and cash equivalents                                            4,625,846           240,851
                                                                        ------------      ------------
                                                TOTAL LIFE INVESTMENTS   31,814,639        31,472,331
Accounts receivable, less allowance for
  doubtful accounts of $195,885 at
  September 30, 1995 and  December 31, 1994                                 623,072           761,219
Accrued investment income                                                   420,323           412,705
Deferred policy acquisition costs, net                                    6,354,309         6,626,230
Value of life insurance purchased, net                                    1,469,356         1,589,356
Property and equipment, less accumulated
  depreciation of $705,483 at September 30,
  1995 and $652,748 at December 31, 1994                                    112,666           165,402
Other assets                                                                835,537           886,459
Unallocated loss on sale of subsidiary                                   (4,207,001)
                                                                        ------------      ------------
                                                     TOTAL LIFE ASSETS   37,422,901        41,913,702
                                                                        ------------      ------------
                                                          TOTAL ASSETS  $41,193,479       $44,577,452
                                                                        ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
NON-LIFE LIABILITIES
Notes payable and other debt                                            $   499,511       $   524,304
Accrued liabilities and expenses                                             40,567             3,475
                                                                        ------------      ------------
                                            TOTAL NON-LIFE LIABILITIES      540,078           527,779
LIFE LIABILITIES
Policy liabilities
     Future policy benefits                                              27,303,198        27,538,803
     Other policy claims and benefits payable                               293,793           240,766
     Other policyholders' funds                                           1,738,131           826,055
                                                                        ------------      ------------
                                              TOTAL POLICY LIABILITIES   29,335,122        28,605,624
Notes payable and other debt                                              5,534,134        5,579,535
Income taxes                                                                139,865            3,599
Accrued liabilities and expenses                                            434,970          679,460
                                                                        ------------      ------------
                                                TOTAL LIFE LIABILITIES   35,444,091        34,868,218
STOCKHOLDERS' EQUITY
Common Stock                                                             10,494,973         8,394,973
Discount on Common Stock                                                   (996,222)
Retained earnings (deficit)                                              (4,289,441)        1,711,493
Unrealized holding losses on investments
  available for sale                                                          -              (925,011)
                                                                        ------------      ------------
                                            TOTAL STOCKHOLDERS' EQUITY    5,209,310         9,181,455
                                                                        ------------      ------------
                     TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY        $41,193,479       $44,577,452
                                                                        ============      ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
DIXIE  NATIONAL CORPORATION



                                                                            Three Months                     Nine Months
                                                                          Ended September 30             Ended  September 30
                                                                    ----------------------------      ----------------------------
                                                                        1995            1994              1995            1994
                                                                    ------------    ------------      ------------    ------------
REVENUES
   Premiums                                                         $   888,710     $ 1,042,639       $ 2,485,974     $ 9,011,962
   Net investment income                                                645,397         555,182         1,878,749       1,629,003
   Realized investment gains                                            108,964          10,579           145,721           4,585
                                                                    ------------    ------------      ------------    ------------
                                                  TOTAL REVENUES      1,643,071       1,608,400         4,510,444      10,645,550

BENEFITS AND EXPENSES
   Benefits and claims to policyholders                                 863,165       1,324,268         1,536,126       6,422,849
   Amortization of deferred policy
     acquisition costs                                                  230,972          48,218           699,285       1,198,859
   Commissions, net                                                     117,899         184,087           385,354       1,732,625
   General expenses, net                                                755,398         349,960         2,108,498       1,857,174
   Interest expense                                                     133,266         135,284           426,726         308,036
   Insurance taxes, licenses and fees                                    93,015          60,108           315,822         462,317
   Provision for litigation settlement                                                                  1,007,271
   Loss on sale of accident and health
     business                                                                           256,811                         1,196,811
                                                                    ------------    ------------      ------------    ------------
                                     TOTAL BENEFITS AND EXPENSES      2,193,715       2,358,736         6,479,082      13,178,671
                                                                    ------------    ------------      ------------    ------------
                                    LOSS BEFORE INCOME TAXES AND
                            ESTIMATED LOSS ON SALE OF SUBSIDIARY       (550,644)       (750,336)       (1,968,638)     (2,533,121)
                                                                    ------------    ------------      ------------    ------------
Income tax benefit
                                           LOSS BEFORE ESTIMATED
                                      LOSS ON SALE OF SUBSIDIARY       (550,644)       (750,336)       (1,968,638)     (2,533,121)
Estimated loss on sale of subsidiary                                   (355,296)                       (4,032,296)
                                                                    ------------    ------------      ------------    ------------
                                                        NET LOSS    $  (905,940)    $  (750,336)      $(6,000,934)    $(2,533,121)
                                                                    ============    ============      ============    ============

Primary and fully diluted
  per share amounts:                                                $     (0.05)    $     (0.12)      $     (0.22)    $     (0.40)
                                                                    ============    ============      ============    ============
Loss before estimated loss on sale of
  subsidiary                                                       $      (0.09)    $     (0.12)      $     (0.66)    $     (0.40)
                                                                    ============    ============      ============    ============
Net loss

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
DIXIE NATIONAL CORPORATION
                                                                                 Nine Months
                                                                              Ended September 30
                                                                        ------------------------------
                                                                            1995              1994
                                                                        ------------      ------------

Cash flows from operating activities:
   Net income                                                           $(6,000,934)      $(2,533,121)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Estimated loss on sale of subsidiary                                4,032,296
      Loss on sale of accident and health                                                   1,196,811
        business
      Increase (decrease) in policy liabilities                            (235,605)        1,953,663
      Amotization of deferred policy acquisition
        costs and and value of life insurance
        purchased                                                           699,285         1,198,859
      Decrease in deferred income taxes                                     (94,987)         (598,671)
      Decrease in accrued liabilities                                      (207,398)           (1,968)
      Policy acquisition costs deferred                                    (307,364)       (1,217,248)
      Increase in accounts receivable                                       138,147         1,177,655
      Increase in policyowner funds on
        deposit                                                             912,076           280,413
      Depreciation                                                          131,430            87,632
      Other, net                                                             38,543          (123,881)
                                               NET CASH PROVIDED (USED) ------------      ------------
                                                BY OPERATING ACTIVITIES    (894,511)        1,420,144
Cash flows from investing activities:
   Proceeds from investments sold or matured:
      Fixed maturities:
         Maturities                                                       2,019,389         1,137,460
         Calls                                                                4,000         1,074,057
         Sales                                                              560,000
      Repayment of policy and student loans                               1,350,353         1,503,814
   Cost of investments acquired:
      Fixed maturities                                                   (1,615,581)       (6,589,895)
      Equipment  leases                                                    (539,891)
      Policy and student loans                                             (587,132)         (618,433)
   Temporary investments, net                                             4,192,867         2,548,554
   Additions to property and equipment                                      (49,645)          (92,634)
                                               NET CASH PROVIDED (USED) ------------      ------------
                                                BY INVESTING ACTIVITIES   5,334,360        (1,037,077)
Cash flows from financing activities:
   Additional borrowing                                                      50,000
   Payments on debt                                                        (120,194)         (115,336)
                                                                        ------------      ------------
                                                      NET CASH  USED BY
                                                   FINANCING ACTIVITIES     (70,194)         (115,336)
                                                                        ------------      ------------
                                                   NET INCREASE IN CASH
                                                   AND CASH EQUIVALENTS   4,369,655           267,731
Cash and cash equivalents - beginning of year                               459,109         4,655,458
                                                                        ------------      ------------
                                           CASH AND CASH EQUIVALENTS AT
                                                          END OF PERIOD $ 4,828,764       $ 4,923,189
                                                                        ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash payments for income taxes                                     $   129,429       $   598,668
                                                                        ============      ============
     Cash payments for interest                                         $   398,656       $   323,905
                                                                        ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
   Common Stock issued for investment in other
     equity securities                                                  $ 1,103,778
                                                                        ============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DIXIE NATIONAL CORPORATION
SEPTEMBER 30, 1995

NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the financial statements of Dixie National Corporation ("Corporation"), its wholly-owned subsidiaries and Dixie National Life Insurance Company ("Dixie Life"), which was approximately 99% owned at September 30, 1995, (collectively "Company") and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the detail and disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. More detailed information is contained in the Notes to Consolidated Financial Statements included in the Corporation's 1994 Form 10-K Annual Report. See
Note 9 for information regarding the sale of Dixie Life on October 2, 1995.

     All adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements are included and consisted only of normal recurring adjustments.

NOTE 2--STATUTORY ACCOUNTING

     A reconciliation of Dixie Life's statutory net income to the Company's consolidated GAAP net income for the nine months ended September 30, 1995 and 1994 is as follows:

                                                              1995                1994
                                                          ------------         ------------
Statutory net income                                      $(1,485,603)         $   725,434
Estimated loss on sale of subsidiary                       (4,032,296)
Deferral of acquisition costs                                 307,364            1,217,248
Amortization of acquisition costs                            (699,285)          (1,198,859)
Differences in insurance policy
  liabilities, excluding effect of
  sale of block of business                                 1,412,889              720,044
Deferred income taxes                                                             (681,000)
Premium income                                             (1,282,072)            (215,583)
Investment income                                              81,592               78,630
Interest expense                                             (426,726)            (308,036)
General insurance expenses                                    677,870              789,461
Supplementary contracts                                      (103,544)            (104,680)
Other                                                         556,148             (398,193)
Provision for litigation settlement                        (1,007,271)
Statutory write-off of Vanguard debenture                                        2,000,000
Statutory gain of sale of accident and health business                          (5,322,776)
GAAP Loss on sale of accident and health business                               (1,196,811)
                                                          ------------         ------------
GAAP Net Income (Loss)                                    $(6,000,934)         $(1,782,785)
                                                          ============         ============

     A reconciliation of Dixie Life's statutory stockholders' equity to the Company's Consolidated GAAP stockholders' equity at September 30, 1995 is as follows:


Statutory Stockholders' Equity                              $  4,130,151
Differences in insurance policy liabilities                     (146,508)
Deferred acquisition costs                                     6,354,309
Deferred income taxes                                           (139,865)
Debt of parent company                                        (5,908,258)
Asset Valuation Reserve                                          129,809
Value of life insurance purchased                              1,469,356
Non-admitted assets                                              241,648
Common stock issued                                            3,049,155
Other                                                            236,514
Unallocated loss on sale of subsidiary                        (4,207,001)
                                                             ------------
  GAAP Stockholders' Equity                                  $ 5,209,310
                                                             ============

NOTE 3--INVESTMENTS

     The Company's investments in fixed maturity securities available for sale at September 30, 1995 are summarized as follows:

                                                       Amortized      Unrealized    Unrealized         Market
                                                         Cost            Gains        Losses            Value
                                                     ------------    ------------    ------------    ------------
  U.S. Government agencies and authorities           $ 9,597,252     $   291,647     $    56,547     $ 9,832,352
  States, municipalities and political subdivisions       50,000                                          50,000
  Special revenue                                         10,278                             178          10,100
  Public utilities                                     2,334,670          47,944          13,252       2,369,362
  All other corporate                                  5,675,898          33,904         128,813       5,580,989
                                                     ------------    ------------    ------------    ------------
                                                     $17,668,098     $   373,495     $   198,790     $17,842,803
                                                     ============    ============    ============    ============


     Net investment income for the nine months ended September 30, 1995 and 1994 consists of the following:

                                                  1995            1994
                                              ------------    ------------
Investment income
  Fixed maturities                            $ 1,038,589     $   867,396
  Policy loans                                    137,150         133,777
  Student loans                                   295,301         288,933
  Interest on Accounts Receivable                  44,051         130,986
  Short-term investment                            33,099          26,550
  Other                                           332,559         181,361
                                              ------------    ------------
           Net investment income              $ 1,878,749      $1,629,003
                                              ============    ============

     Net realized investment gains for the nine months ended September 30, 1995 and 1994 are summarized as follows:


                                                 1995          1994
                                              ----------    ----------
Realized gains                                $ 145,721     $  12,001
Realized losses                                                 7,416
                                              ----------    ----------
       Net realized gains (losses)            $ 145,721     $   4,585
                                              ==========    ==========


     As consideration for extension of the Corporation's Convertible Notes (Note 7), the Corporation pledged 990,770 shares of its Alanco stock with a carrying value of $2,000,000 (market value of $2,062,000 at September 30, 1995) as additional collateral to the Convertible Notes. See Note 9 regarding the satisfaction of the Convertible Notes and release of the Alanco shares subsequent to September 30, 1995.

     The obligation of the purchasers of the Corporation's Common Stock in the November Transaction (Notes 3 and 16 to the Corporation's Consolidated Financial Statements contained in its 1994 Form 10-K Annual Report) to cover any market depreciation, as defined, was extended to the maturity of the Term Loan. At September 30, 1995, market value of the Corporation's holdings in equity securities subject to this obligation, based on the average closing bid and asked price, was $2,062,000.

NOTE 4--DEFERRED POLICY ACQUISITION COSTS

     An analysis of deferred policy acquisition costs for the nine months ended September 30, 1995 and 1994 follows:


                                                  1995            1994
                                              ------------    ------------
Balance at beginning of period                $ 6,626,230     $19,759,110
Deferred during the period:
  Commissions                                     242,616         933,460
  Other Expenses                                   64,748         283,788
                                              ------------    ------------
    Total Deferred                                307,364       1,217,248
DAC on policies sold                                          (13,157,839)
Amortized during the period                      (579,285)    ( 1,078,859)
                                              ------------    ------------
Balance at end of period                      $ 6,354,309     $ 6,379,660
                                              ============    ============


NOTE 5--VALUE OF LIFE INSURANCE PURCHASED

     An analysis of the value of life insurance purchased for the nine months ended September 30, 1995 and 1994 follows:


                                                  1995            1994
                                              ------------    ------------

Balance at beginning of period                $ 1,589,356     $ 1,749,356
Amortized during the period                      (120,000)       (120,000)
                                              ------------    ------------
Balance at end of the period                  $ 1,469,356     $ 1,629,356
                                              ============    ============

NOTE 6--PROPERTY AND EQUIPMENT

     A summary of property and equipment at September 30, 1995 follows:

Home office property                          $   795,038
Data Processing Equipment                         818,149
Furniture, Equipment and Autos                    503,652
                                              ------------
                                              $ 2,116,839
Less accumulated depreciation                   1,613,930
                                              ------------
                                              $   502,909
                                              ============

NOTE 7--NOTES PAYABLE AND OTHER DEBT

     The Company had the following notes payable at September 30, 1995:

NON-LIFE:

Note payable to a bank bearing  interest
 at prime plus 1% (at September 30, 1995
 the rate was 10%),  payable  in monthly
 installments of $1,389 with the balance
 due June 8, 1998                                       $    45,833

Note payable to a bank bearing  interest
 at prime  plus 3/4% (at  September  30,
 1995,  the rate was 9.75%),  payable in
 monthly installments of $11,846 through
 January 5, 2001; secured by home office
 property                                                   453,678
                                                        ------------
                                                            499,511

LIFE:

Note  payable  to an  insurance  company
 bearing  interest  at prime plus 1% (at
 September   30,  1995,   the  rate  was
 9.75%),  payable  interest only monthly
 until closing of the sale of Dixie Life
 at   which   time   the  note  is  due,
 collateralized by common stock of Dixie
 Life ("Term Loan")                                       3,688,746

10%  Convertible  Notes  due May 1, 1995
 ("Convertible   Notes")  with  interest
 payable  semi-annually  until maturity,
 convertible  to  common  stock  on  the
 basis of one  share for each $1 of Note
 principal,   collateralized  by  second
 security  interest  in common  stock of
 Dixie Life                                               1,720,000

Obligation under capital lease                              125,388
                                                        ------------
                                                          5,534,134
                                                        ------------
                                                        $ 6,033,645
                                                        ============

     The Restated Stock Purchase Agreement with Standard Life Insurance Company (Note 9) waived all financial covenants contained in the Term Loan agreement.

     The Term Loan, originally due March 31, 1995, became due at closing of the sale of Dixie Life or 180 days following cancellation of the Restated Stock Purchase Agreement by either party. The Convertible Notes were due at the earliest of closing of the sale of Dixie Life, 90 days following cancellation of the Restated Stock Purchase Agreement or December 27, 1995.

     The Term Loan and Convertible Notes were satisfied as part of the sale of Dixie Life and the capital lease obligation remained an obligation of Dixie Life following the sale.

NOTE 8--INCENTIVE STOCK OPTION PLANS

     Options to purchase common stock of the Corporation previously have been granted under two incentive stock option plans, each of which has expired. At September 30, 1995, options granted under such plans to purchase 395,768 shares were outstanding, including (at per share exercise prices): 92,061 at $1.23; 87,816 at $1.69; 16,991 at $1.77; 34,496 at $1.41; 45,161 at $1.38;
48,548 at $1.50 and 70,695 at $1.00.

     Options for the purchase of 5,000 shares of Common Stock were granted under the 1995 Stock Option Plan ("1995 Plan") upon its adoption on May 26, 1995 to each of the Corporation's seven non-employee directors, and an option for 25,000 shares also was granted to G. Thomas Reed, Senior Vice President of the Corporation. The options are exercisable at $25/32, the closing bid price on the last trade date (May 25, 1995), prior to the date of grant.

NOTE 9--SALE OF DIXIE LIFE SUBSEQUENT TO SEPTEMBER 30, 1995

     On October 2, 1995, the Corporation completed the sale of Dixie Life, which was 99.3% owned by the Corporation, to Standard Life Insurance Company of Indiana ("Standard"). Dixie Life represented virtually all of the Company's assets and operations. The selling price of the Corporation's interest in Dixie Life to Standard ("Standard Transaction") was $7,389,086, of which $3,646,468 was in cash. The Corporation used $1,720,000 of the cash proceeds to repay the Convertible Notes and to purchase from Dixie Life lease receivables of $503,258. Standard canceled the $3,688,746 Term Loan. The Corporation will also receive up to $53,872 of collections after June 30, 1995 on a specific receivable as of that date by Dixie Life.

     The sale resulted in a loss. An estimated loss of $4,635,000 ($.55 per share) was recorded in the three months ended March 31, 1995. The estimated loss was revised to $3,677,000 ($.44 per share) by a credit of $958,000 ($.12 per share) in the quarter ended June 30, 1995 and further revised to $3,593,538 ($.39 per share) in the quarter ended September 30, 1995. The sale of Dixie Life constitutes discontinuance of the life insurance business by the Corporation. The loss on the sale is reported in a manner substantially the same as discontinued operations. The Corporation continues to report insurance operations in the same manner as prior to the measurement date of March 6, 1995. Accounting Principles Board Opinion No. 30 (APB 30) calls for reporting the operations of discontinued operations as a single net amount in the statement of operations but, in management's opinion, reducing virtually all of the Corporation's operations to a single amount in the statement of operations would not be meaningful to readers of the Corporation's financial statements. The Corporation anticipates entry into some other line of business. When the Corporation enters another line of business, but no later than 1996, insurance operations will be reported as discontinued operations in accordance with APB 30.

     The following pro forma consolidated balance sheet of the Company gives pro forma effect to the sale of Dixie Life immediately after the closing on October 2, 1995.


ASSETS
Cash and cash equivalents                               $ 1,626,128
Marketable equity securities                              1,998,470
Leases receivable                                           503,258
Investment in other equity securities                     1,051,217
Property and Equipment                                      390,243
Other                                                       180,072
                                                        ------------
                                                         $5,749,388
                                                        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Mortgage note payable                                   $   499,511
Other                                                        40,567
                                                        ------------
                                                            540,078

STOCKHOLDERS' EQUITY                                      5,209,310
                                                        ------------
                                                         $5,749,388
                                                        ============


NOTE 10--SETTLEMENT OF LITIGATION

     Dixie Life was a defendant in a suit filed on January 7, 1994 by David William Becker, plaintiff, in the Circuit Court of Montgomery County, Alabama. (See Note 13 to the Corporation's Consolidated Financial Statements contained in its 1994 Form 10-K Annual Report.)

     On October 6, 1995, the Circuit Court of Montgomery County, Alabama approved a settlement of this matter which provides, among other things:

          1. For the purposes of settlement only, certification of a class consisting of all owners of "Charter Contracts" as of January 7, 1994.

          2. For payment to the class of $550,000.

          3. For issuance to each class member of additional paid up insurance in the amount of 15% of the face amount of each Charter Contract presently in force.

          4. Adjudication of an agreed method of computing and allocating dividends in the future on Charter Contracts.

     Four policyholders elected not to participate in the litigation as members of the class.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The sale of Dixie Life to Standard was completed October 2, 1995 and solved significant liquidity problems which the Corporation has faced for several years. These problems were discussed in the Corporation's Form 10-K Annual Reports, its Form 10-Q Quarterly Reports and its Proxy Statement for the 1995 Annual Meeting of Shareholders held on September 19, 1995, at which the sale of Dixie Life was approved by shareholders.

     Immediately following the sale, the Corporation had consolidated assets of $5,749,388, including cash of $1,626,128 and marketable equity securities of $1,998,470. Other assets included an investment in Phoenix Medical Management, Inc. ($1,051,217), lease receivables ($503,258) and property and equipment ($390,243). The Corporation's only significant liability is a mortgage note payable of $499,511 on an office building (included in property and equipment). The pro forma financial condition of the Corporation and its remaining subsidiaries immediately following the close of the Standard Transaction is reflected in the pro forma balance sheet included in Note 9 of the Notes to Consolidated financial Statements included in Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

     As discussed under Liquidity and Capital Resources above, the Corporation completed the sale of Dixie Life on October 2, 1995. Following the sale, the Corporation and its remaining subsidiaries are no longer in the life insurance business. Management is actively reviewing other business opportunities with the goal of entering actively another line of business within the next 12 months. The operations of the Company for the nine and three months ended September 30, 1995 and 1994 bear no relation to the future operations of the Company.

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

     NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995. In the nine month period ended September 30, 1995, the Company incurred a net loss of $6,000,934 ($.66 per share) compared to a net loss of $2,533,121 ($.40 per share) in the comparable period of 1994. The 1995 loss included an estimated loss of $4,032,296 ($.44 per share) from the proposed sale of Dixie Life which was closed October 2, 1995.

     Total revenues decreased $6,135,106 and benefits and expenses decreased $6,699,589 in the nine month period ended September 30, 1995 compared to the same period in 1994. Both of these decreases were primarily as a result of the sales of Dixie Life's accident and health business.

     In 1995, Dixie Life settled pending litigation regarding certain policies previously issued and recorded a charge of $1,007,271 related to this statement.

     In 1994, the Corporation recognized a loss of $1,196,811 on the sale of Dixie Life's accident and health business.

     The Corporation recognized no income tax benefit on the loss before income taxes and estimated loss on sale of subsidiary because it is more likely than not that the resultant deferred tax assets would not be realized.

     THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994. In the three month period ended September 30, 1995, the Company incurred a net loss of $905,940 ($.09 per share) compared to a net loss of $750,336 ($.12 per share) in the comparable period of 1994. The 1995 loss included a charge of $355,296 ($.04 per share) to adjust the estimated loss from the proposed sale of Dixie Life.

     Premium income decreased $153,929 in the three month period ended September 30, 1995 compared to the same period in 1994. This decrease was offset by increases in investment income and realized investment gains of $90,215 and $98,385, respectively, resulting in an increase in total revenue of $34,671. Benefits and expenses decreased $165,021 in the three month period ended September 30, 1995 compared to the same period in 1994, primarily as a result of the sales of Dixie Life's accident and health business.

     The Corporation recognized no income tax benefit on the loss before income taxes and estimated loss on sale of subsidiary because it is more likely than not that the resultant deferred tax assets would not be realized.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 10 of the Notes to Consolidated Financial Statements contained in this Form 10-Q with respect to the approval by the Circuit Court of Montgomery County, Alabama, of a settlement of certain litigation in which Dixie Life was a defendant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The  Corporation's  Annual meeting of Shareholders was held September 19,
1995.

     Shareholders approved the sale of Dixie Life to Standard, with 9,114,564 shares voting for approval, 50,850 shares voting against and 3,040 shares abstaining.

     The following table shows the votes for and agianst nominees to the Corporation's Board of Directors, each of whom was elected to serve until their successor is elected:

NOMINEE                              FOR          AGAINST
-------                           ---------       -------
Marcia C. Cohen                   9,135,277        33,945
T. H. Etheridge                   9,134,622        33,945
John E. Haggar                    9,132,348        33,945
Robert B. Neal                    9,131,321        33,945
Dennis Nielsen                    9,134,820        33,945
Joe D. Pegram                     9,135,055        33,945
S. L. Reed, Jr.                   9,134,891        33,945
James G. Ricketts                 9,134,820        33,945
Herbert G. Rogers, III            9,135,113        33,945

There were no broker nonvotes. Votes were withheld by certain shareholders and recast, under the cumulative voting provisions of the Corporation's by laws, for the remaining directors. Votes were withheld on proxies voting 5,496 shares in the aggregate.

     Shareholders   approved  a  stock  option  plan  for  key  employees  and directors, with 9,062,916 shares voting for approval, 99,806 shares voting against and 5,732 shares abstaining.

     Shareholders ratified the selection of Horne CPA Group to serve as independent auditors for 1995, with 9,142,606 shares voting for approval, 21,558 shares voting against and 4,290 shares abstaining.

ITEM 5. OTHER INFORMATION

 SALE OF DIXIE NATIONAL LIFE INSURANCE COMPANY AND SATISFACTION OF INDEBTEDNESS

     As reported in its Form 8-K Current Report dated October 2, 1995 and more fully discussed in Note 9 of the Notes to Consolidated Financial Statements contained in this Form 10-Q, on October 2, 1995, the Corporation completed the sale of Dixie Life to Standard.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

         None

   (b)   REPORTS ON FORM 8-K

         None

                                  SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Dixie National Corporation
                                         --------------------------
                                                (Registrant)

                                         /s/G. Thomas Reed
Date: November 7, 1995                   ------------------
                                         G. Thomas Reed
                                         President


Date: November 7, 1995                   /s/Monroe M. Wright
                                         -------------------
                                         Monroe M. Wright
                                         Senior Vice President & Treasurer