Form 10-K
period 1995-12-31
DIXIE NATIONAL CORP
filed 1996-04-15
CIK 29322

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        Commission file number
DECEMBER 31, 1995                                       0-3296

                           DIXIE NATIONAL CORPORATION
             (Exact Name Of Registrant As Specified In Its Charter)

                MISSISSIPPI                                64-0440887
       (State or other jurisdiction                     (I.R.S. employer
     of incorporation or organization)                 identification no.)

                            107 The Executive Center
                   Hilton Head Island, South Carolina  29928
                    (Address of Principal Executive Office)

       Registrant's telephone number, including area code:  803-785-7850

         Former name, former address and former fiscal year, if changed from last report:
                                3760 I-55 North
                  P.O. Box 22587, Jackson, Mississippi, 39225
                                (Former Address)

          Securities registered pursuant to section 12(g) of the Act:
                  Common Capital Stock par value $1 per share
                                (Title Of Class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                               ----    ----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

AS OF APRIL 3, 1996, 13,097,661 COMMON SHARES WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE CLOSING AVERAGE OF THE BID AND ASKED PRICES ON THE OVER-THE-COUNTER MARKET) OF DIXIE NATIONAL CORPORATION HELD BY NONAFFILIATES WAS APPROXIMATELY $8,186,038.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1 - BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

         Dixie National Corporation ("Corporation") was organized in 1966 as a Mississippi corporation. Until the sale on October 2, 1995 of its 99.3% owned subsidiary, Dixie National Life Insurance Company ("Dixie Life"), a Mississippi corporation organized in 1965, the Corporation was an insurance holding company primarily engaged in the life insurance business. Prior to the sale of Dixie Life, virtually all of the Corporation's consolidated revenues were represented by premium income and net investment income generated in Dixie Life's insurance operations. For the year ended December 31, 1995, the Corporation on a consolidated basis had total revenues of $5,032,537 and a net loss of $6,849,572.

         Through its wholly-owned subsidiary, Text Retrieval Systems, Inc. ("TRS"), a Florida corporation acquired on April 2, 1996, the Corporation is now primarily engaged in publishing electronic reference libraries that link related data sources for convenient access by personal computers. The Corporation's other assets include cash, lease receivables, real estate, and a 16% ownership interest in Phoenix Medical Management, Inc. ("PMM"), an Arizona corporation engaged in the ownership and operation of a pain care facility.
The Corporation's future business plan contemplates the acquisition, ownership, and operation of companies primarily engaged in applied technology. The Corporation proposes to finance its acquisitions with its own funds, issuances of its Common Stock, and, to the extent feasible and appropriate, borrowings and public or private financings. For further information, see "Recent Developments," below and "(c) Narrative Description of Business." The term "Corporation" as used herein includes the Corporation and its subsidiaries as the context indicates.

         During December 1995, the Corporation relocated its executive offices from Jackson, Mississippi to Hilton Head Island, South Carolina. Its new address is 107 The Executive Center, Hilton Head Island, South Carolina, 29928 (telephone: 803-785-7850).

RECENT DEVELOPMENTS

         SALE OF DIXIE LIFE AND SATISFACTION OF INDEBTEDNESS

         On October 2, 1995, the Corporation completed the sale of Dixie Life to Standard Life Insurance Company of Indiana ("Standard"). Dixie Life represented virtually all of the Corporation's principal assets and operations. The selling price of the Corporation's interest in Dixie Life to Standard was $7,389,086, of which $3,646,468 was in cash. The Corporation used $1,720,000 of the cash proceeds to repay its Subordinated Convertible Notes and to purchase from Dixie Life lease receivables of $503,258. Standard canceled a $3,688,746 note payable of the Corporation held by a subsidiary of Standard. The Corporation also received accounts receivable of $53,872, all of which have been written off as uncollectible at December 31, 1995.

         Standard is obligated to pay $15,000 per month rent to Vanguard, Inc. ("Vanguard"), a wholly-owned subsidiary of the Corporation through December 31, 1996, the expiration date of an existing lease on the office building previously occupied by the Corporation and Dixie Life. The obligation will terminate upon the earlier sale of the building.

         The sale of Dixie Life resulted in a loss of $4,174,535 ($.394 per share). The loss on the sale is reported in a manner substantially the same as discontinued operations. The Corporation continues to report insurance operations in the same manner as prior to the measurement date of March 6, 1995. Accounting Principles Board Opinion No. 30 (APB 30) calls for reporting the operations of discontinued operations as a single net amount in the statement of operations, but in Management's opinion, reducing virtually all of the Corporation's operations to a single amount in the statement of operations would not be meaningful to readers of the Corporation's financial statements. The Corporation has entered into another line of business and does not expect to reenter the insurance business. Beginning on January 1, 1996, the Corporation will report its insurance operations as discontinued operations in accordance with APB 30. (See Note 11 of Notes to Consolidated Financial Statements).

         The sale of Dixie Life was approved by the Corporation's Shareholders at an annual meeting held on September 19, 1995 and is described in detail in the Corporation's Proxy Statement dated September 5, 1995 for that meeting.

         ACQUISITION OF TRS

         On April 2, 1996 the Corporation completed the acquisition of 100% of the outstanding stock of TRS, a privately-held corporation based in Ponte Vedra Beach, Florida. The Corporation had previously acquired a 35% initial ownership interest in TRS in October 1995 as part of a financing agreement entered into with the prior owners of TRS. Under the terms of its agreement, the Corporation issued 100,000 shares of its Common Stock to the prior owners and granted TRS a $750,000 line of credit for working capital purposes. To complete the acquisition of TRS, the Corporation issued 2,500,000 additional shares of its stock.

         TRS publishes electronic reference libraries that link related data sources for convenient access by personal computers. The electronic libraries, often containing thousands of pages, are connected by hypertext cross-reference links. This permits users to access massive documents while avoiding time-consuming manual research. One of the latest TRS products is an employer's compliance library which links all federal employment laws and related regulations to a compendium of state statutes and regulations. Other TRS libraries include comprehensive compliance data for the retail industry and public housing markets.

         Since its incorporation in 1994, TRS has been involved in the development and packaging of software used in its electronic libraries, and in the marketing of its products. TRS currently has 20 employees including 3 software writers and 12 marketers. As of June 30, 1995, the end of its fiscal year, TRS had total assets of $515,295, and for the year then ended revenues of $45,043, and a net loss of $69,342.

         The Corporation is reporting its acquisition of TRS in this Form 10-K Annual Report in lieu of filing a separate Form 8-K report for the acquisition. Consistent with the provisions of Form 8-K, the Corporation will file a Form 8-K as soon as practicable, but not later than June 16, 1996, to provide financial statements of TRS as required for an acquired business.

         ACQUISITION AND WRITE-DOWN OF PMM

         As previously reported in the Corporation's Form 10-K Annual Report for the year ended December 31, 1994 and its Form 10-Q quarterly reports ended March 31 and June 30, 1995, and as further discussed in the Corporation's Proxy Statement dated September 5, 1995 (see above), the Corporation entered into an agreement with Universal Management Services ("UMS"), a Nevada corporation, as of October 27, 1994 ("UMS Agreement"). On April 20, 1995, the Corporation and UMS entered into an amended and restated agreement effective as of March 24, 1995 ("Second Amended and Restated UMS Agreement") which provided that UMS had certain rights, since expired, to assist the Corporation in placing shares of the Corporation's Common Stock. In connection with the Second Amended and Restated UMS Agreement, on June 29, 1995, the Corporation issued 2,000,000 shares of its Common Stock in exchange for 16% of the outstanding common shares of PMM, a privately-owned company, and 100,000 shares of its Common Stock for an option to acquire the remaining 84% of the common shares of PMM for 10,400,000 additional shares of the Corporation's Common Stock. The 84% option was relinquished by the Corporation in July 1995.

         At the time that the Corporation acquired its 16% interest in PMM, it had intended to enter into the health care industry, and PMM represented its initial investment in a health care company. The Corporation understood that several pain care facilities were to be opened by PMM in Louisiana and the southwest, however, those developments have not transpired. Currently, PMM operates one pain care facility in Phoenix, Arizona.

         Due to the negative equity recorded on the PMM December 31, 1995 unaudited financial statements, and in accordance with Financial Accounting Standard 115 (FAS 115), the Corporation has written its investment in PMM down
to zero.  This results in a charge to current earnings of $1,051,217.   See
"Investment in PMM under (c) Narrative Description of Business."

         SALE OF INVESTMENT IN ALANCO STOCK

         The UMS Agreement provided, among other things, that UMS would assist the Corporation in locating potential investors for its Common Stock. On November 29, 1994, the Corporation received common stock of Alanco Environmental Resources, Inc. ("Alanco") having a market value of $2,000,000 in consideration for the sale, with UMS' assistance, of 2,000,000 shares of the Corporation's Common Stock ("November Transaction"). This transaction has been previously reported and is more fully discussed in the annual and quarterly reports and the Corporation's Proxy Statement dated September 5, 1995.

         Alanco is a publicly-traded company that files periodic reports under the Securities Exchange Act of 1934. Its Form 10-K for the fiscal year ended June 30, 1995 states that Alanco's business segments include marketing, designing and manufacturing of air pollution control technology; restaurant equipment marketing; insurance claims adjusting; and mineral properties ownership. Alanco's Form 10-Q for the quarter ended September 30, 1995 indicates that on that date it had 30,597,932 shares of common stock outstanding. In December 1995 the Corporation sold 75,000 of its shares of Alanco stock in the open market and realized a $10,020 profit. See Note 16 of Notes to Consolidated Financial Statements. During the first quarter of 1996, the remaining Alanco shares owned by the Corporation were sold in open market transactions resulting in a $1,019,020 profit to the Corporation.

         FUTURE BUSINESS PLANS

         The acquisition of TRS marks the entry of the Corporation into the applied technology area which offers strong growth potential in the Board's view. The Corporation is also considering other lines of business, but does not expect to reenter the life insurance business.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Corporation's prior insurance operations represent the only material industry segment in which the Corporation was engaged during the periods included in the Consolidated Financial Statements contained herein.

(c) NARRATIVE DESCRIPTION OF BUSINESS

PRIOR INSURANCE OPERATIONS

         Dixie Life traditionally offered various forms of life, health and annuity insurance products, primarily designed for specialized insurance markets. A significant part of Dixie Life's business involved the sale of accident and health policies. Dixie Life sold virtually all of its accident and health business in late 1995 and mid-1994. Life insurance policies sold in the final expense, or burial market, included fixed premium interest sensitive policies that provided for increasing death benefits as well as traditional whole life policies. These policies were designed to cover expenses such as funeral, last illness, monument and cemetery lot. Dixie Life's policies sold in other markets included interest sensitive and traditional whole life policies and forms of term policies. The interest sensitive and whole life policies included cash values which could have been borrowed by the policyholder. Dixie Life issued policies on both a participating and non-participating basis. See Note 8 of Notes to Consolidated Financial Statements.

         The life insurance industry is highly competitive with over 2,000 life insurance companies nationwide. Dixie Life was a relatively small, essentially regional life insurance company that competed with larger, more widely known insurance companies. Dixie Life's policies were offered through non-exclusive sales agents compensated on a commission basis. A relatively small number of Dixie Life's marketing directors generated a significant amount of Dixie Life's premium income.

         STATUTORY SURPLUS AND ACCOUNTING

         As an insurance company, Dixie Life is subject to regulations and supervisions by the insurance department of each of the jurisdictions in which it is licensed to do an insurance business. Among other things, it must maintain minimum levels of capital and surplus (Statutory Surplus), as required by the insurance laws and regulations of the insurance company's state of domicile and the various other states in which it operates. Statutory accounting practices, as prescribed by the Mississippi Department of Insurance, differ from generally accepted accounting principles ("GAAP") in several respects. The most significant difference is that statutory accounting practices require that costs incurred in writing new insurance business be expensed as paid, while generally accepted accounting principles require the capitalization of such costs, which are then amortized over the expected life of the insurance products sold. The principal such first year cost expensed in its entirety is commissions, which are significantly greater in the first year compared to renewal commissions. The excess of first year commissions over renewal commissions is deferred under generally accepted accounting principles, as are other costs associated with the issuance of a policy.

         Because the high first year costs associated with issuance of a policy are expensed under statutory accounting practices, high levels of new business create drains on statutory net income and therefore Statutory Surplus. Dixie Life experienced increased levels of new business for several years through
1992, creating a strain on Statutory Surplus.   However, primarily as a result
of the sale of Dixie Life's accident and health business and a 1993 agreement by Dixie Life to cease writing new business in a particular state, the trend did not continue in 1994 and 1993. In order to write an increasing amount of new business while continuing to meet the statutory requirements of the states in which it conducted its insurance operations, it was necessary for Dixie Life to utilize various forms of surplus relief. The principal source of surplus relief since 1989 had been financial reinsurance agreements, which for GAAP purposes are treated as financing arrangements, but for statutory accounting purposes provide reserve credits that, in equal amount, increase Statutory Surplus.

         INVESTMENTS

         Dixie Life is required to invest its assets in accordance with applicable provisions of the Mississippi insurance law. The composition of Dixie Life's invested assets at December 31, 1994 is shown in Note 3 of Notes to Consolidated Financial Statements.

         INVESTMENT IN PMM

         PMM was formed in November 1993 to engage in the ownership and operation of health care facilities specializing in pain care. The Corporation understands that PMM intends to develop a proprietary network of medical facilities that specialize in the comprehensive treatment of patients seeking relief of chronic pain. Each facility is to be designed and equipped to accommodate a multi-modality pain management, psychological and physical rehabilitation program, as well as to accommodate other non-affiliated surgeons who will perform their own "non-pain related" surgical procedures at these facilities. PMM currently has one medical facility open and operating in Phoenix, Arizona.

         PMM had informed the Corporation that plans for the Lafayette and New Orleans clinics had been postponed indefinitely in favor of development of additional clinics in Arizona and that the Phoenix clinic, due in part to a delay in obtaining Medicare approval of the facility, was not yet meeting anticipated revenue projections. Although the Corporation relinquished the 84% Option in July 1995, PMM shareholders retain the 100,000 shares of the Corporation's Common Stock they received in exchange for the 84% Option. In view of the write-down of its investment in PMM, the uncertain prospects for PMM's business, and the Corporation's future business plan, it is unlikely that the Corporation will seek to increase its investment in PMM. At this time, the Corporation is reexamining its PMM investment but has made no decision as to its retention.

         The Corporation also is informed that Alanco and two unaffiliated individuals hold a minority interest in PMM. John E. Haggar, who is a Director of the Corporation, was Chief Financial Officer and a director of UMS until June 1995. On June 1, 1995 Mr. Haggar became an employee of Alanco, and in July 1995 became Alanco's Treasurer. Alanco owned 10% of PMM prior to the Corporation's acquisitions of its 16% interest. In that acquisition, the Corporation issued 200,000 shares of its Common Stock to Alanco in exchange for shares of PMM owned by Alanco. James G. Ricketts, who is also a Director of the Corporation, was Chairman of the Board of Directors of Alanco.

         TRS

         The acquisition of TRS and a description of its business and operations including summary financial information is set forth under "(a) General Development of Business - Recent Developments," above.

         OTHER

         As of March 31, 1996, the Corporation had $3,605,773 of cash and marketable securities. It also has $485,299 of lease receivable .

         FUTURE BUSINESS PLANS

         The Corporation is exploring several potential business opportunities, principally in applied technology and is engaged in discussions concerning companies that the Corporation may have an interest in acquiring. However, these discussions are essentially in their preliminary stages and no agreements have been reached as to any further acquisitions. The Corporation's business plan contemplates the operation as well as the ownership of businesses it may acquire in the future.

         EMPLOYEES

         At December 31, 1995, the Corporation had four employees including officers. See "Recent Developments" above for sale of insurance business.

ITEM 2 - PROPERTIES

         Vanguard continues to own the previous home office of the Corporation, a two-story building located in Jackson, Mississippi. Under the terms of the sale of Dixie Life, Standard is obligated to pay $15,000 per month to Vanguard on an existing lease expiring December 31, 1996 or until sale of the building. The Corporation is currently seeking to sell the building.

ITEM 3 - LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Corporation or any of its subsidiaries are a party or to which any of the Corporation's property is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         The Corporation's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ Small Cap market system under the symbol DNLC. The tables below set forth the reported high and low sales price as reported by the National Quotation Bureau, Inc. for the quarters indicated. This information does not include retail markups, markdowns, or commissions.

                                                1995
                              ---------------------------------------------
                                    High                        Low
                              --------------------     --------------------
         Quarter               Bid           Asked      Bid           Asked
         -------              -----          -----     -----          -----
         First                1              1 1/32    13/16          15/16
         Second               1              1 1/32    13/16          15/16
         Third                 7/8           1           1/2            5/8
         Fourth               1              1 5/16      3/8            5/8

                                                1995
                              ---------------------------------------------
                                    High                        Low
                              --------------------     --------------------
         Quarter               Bid           Asked      Bid           Asked
         -------              -----          -----     -----          -----
                                                                    <
         First                1              1 1/4     1            1  3/16
         Second                15/16         1 1/16     13/16         15/16
         Third                  9/16           3/4       1/2          11/16
         Fourth                 3/4            7/8       1/2           5/8

         No dividends were paid on the Corporation's Common Stock during the last two years.

         The number of holders of record of Common Stock of the Corporation on March 8, 1996 was 2,438.

ITEM 6 - SELECTED FINANCIAL DATA

         Selected consolidated financial data for the Corporation and its subsidiaries is set forth in the following table:


                                          1995           1994          1993          1992           1991
                                      ------------    ----------   -----------   -----------    -----------
FOR THE YEAR ENDED
DECEMBER 31:
REVENUES
  Premiums                             $ 2,485,974   $ 9,516,157   $19,499,289    $17,178,510   $15,146,819
  Net Investment Income                  1,950,874     2,133,635     2,005,075      2,157,848     2,410,940
  Realized & unrealized investment
    gains (losses)                         503,600         1,551        25,580        (24,494)        2,029
    other                                   92,084          -             -              -             -
                                         ---------    ----------    ----------     ----------    ----------
    Total                              $ 5,032,537   $11,651,343   $21,529,944    $19,311,864   $17,559,788
                                         =========    ==========    ==========     ==========    ==========

NET INCOME (LOSS)                      $(6,849,572)  $(2,554,779)  $  (957,138)   $   848,984   $ 1,566,934
                                         ==========   ==========    ===========    ==========    ==========

PER COMMON SHARE AMOUNTS
  Primary and fully diluted
    Net income (loss)                   $     (.65)  $      (.39)  $      (.15)   $       .13   $       .24
                                          =========   ==========    ==========    ===========    ==========
AT YEAR-END:
  TOTAL ASSETS                          $5,103,923   $44,577,452   $56,255,734    $55,540,644   $54,240,107
                                         =========    ==========    ==========     ==========    ==========
  NOTES PAYABLE
   AND OTHER DEBT                       $  448,456   $ 6,103,839   $ 6,253,670    $ 7,003,517   $ 7,520,447
                                         =========    ==========    ==========     ==========    ==========


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

         LIQUIDITY AND CAPITAL RESOURCES

         The sale of Dixie Life to Standard was completed on October 2, 1995 and solved significant liquidity problems which the Corporation had faced for several years. These problems were discussed in previous Form 10-K Annual Reports and Form 10-Q Quarterly Reports of the Corporation and in its Proxy Statement for the 1995 Annual Meeting of Shareholders held on September 19, 1995, at which the sale of Dixie Life was approved by its Shareholders.

         Immediately following the sale, the Corporation had consolidated assets of $5,749,388 including cash of $1,626,128 and marketable equity securities of $1,998,470. Other assets included an investment in PMM ($1,051,217) lease receivables ($503,258) and property and equipment ($390,243). The Corporation's only significant liability was a mortgage note payable of $499,511 on an office building

         As of December 31, 1995, the Corporation had consolidated assets of $5,103,923 including cash of $1,377,869 and marketable equity securities of $2,227,904 represented by Alanco common stock. Other assets included the investment in PMM which has been written down to a zero value; lease receivables of $471,272; investment in TRS of $137,946; goodwill and an option in TRS of $161,970; and net property and equipment of $410,935. The Corporation continues to have only the one significant liability in the form of a mortgage note payable by Vanguard of $428,835 on an office building.

         During the first quarter of 1996, the Corporation sold all remaining shares of Alanco common stock resulting in a $1,019,020 profit to the Corporation.

         At December 31, 1995, Vanguard owed a bank approximately $428,835 under a mortgage loan secured by the former home office building of the Corporation and Dixie Life. Under a lease agreement, Standard is obligated to pay Vanguard rent sufficient to cover the debt service under the mortgage until December 31, 1996.

         At December 31, 1995 and 1994, the Company's investments are reported in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (FAS 115) which was issued by the Financial Accounting Standards Board in 1993 and effective for 1994 financial statements.

         RESULTS OF OPERATIONS

         On October 2, 1995, the Corporation completed the sale of Dixie Life, which was 99.3% owned by the Corporation, to Standard. Prior to its sales, Dixie Life represented virtually all of the Corporation's assets and operations. The selling price of the Corporation's interest in Dixie Life to Standard was $7,389,086, of which $3,646,468 was in cash. The Corporation used $1,720,000 of the cash proceeds to repay Subordinated Convertible Notes and to purchase from Dixie Life lease receivables of $503,258. Standard canceled a $3,688,746 note payable of the Corporation held by a subsidiary of Standard. The Corporation also received accounts receivable of $53,872, all of which have been written off as uncollectible at December 31, 1995.

         The sale resulted in a loss of $4,174,535 ($.394 per share). The sale of Dixie Life constitutes discontinuance of the life insurance business by the Corporation. The loss on the sale is reported in a manner substantially the same as discontinued operations. The Corporation continues to report insurance operations in the same manner as prior to the measurement date of March 6, 1995. Accounting Principles Board Opinion No. 30 (APB 30) calls for reporting the operations of discontinued operations as a single net amount in the statement of operations, but in Management's opinion, reducing virtually all of the Corporation's operations to a single amount in the statement of operations would not be meaningful to readers of the Corporation's financial statements. The Corporation has entered into another line of business. Beginning January 1, 1996, the Corporation will report its insurance operations as discontinued operations in accordance with APB 30.

         The Company incurred a net loss of $ 6,849,572 in 1995 compared to a net loss of $2,554,779 in 1994 and a net loss of $957,138 in 1993. On a per-share basis the net loss for 1995 was $.65 compared to a net loss of $.39 in 1994 and a net loss of $.15 in 1993.

         Total revenues for 1995 were $5,032,537 compared to $11,651,000 in 1994 and $21,530,000 in 1993.

         Premium income in 1995 was $2,485,974 compared to 1994 premiums of $9,516,000 and $19,499,000 premiums in 1993. The decrease in premiums in 1995 was due primarily to the sale of Dixie Life. The composition of premium income in each of the three years ended December 31, 1995 was as follows:

                                         Life and        Accident
                                        Annuity         and Health         Total
                                        ---------       ----------     ------------
         1995                            2,485,974             -         2,485,974
         1994                            4,214,000       5,302,000       9,516,000
         1993                            5,314,000      14,185,000      19,499,000

         Net investment income was $1,950,874 in 1995 compared to $2,133,635 in 1994 and $2,005,000 in 1993.

         Total benefits and expenses were $12,056,626 in 1995, $14,236,000 in 1994 and $22,700,000 in 1993.

         In 1995, every expense category experienced a significant decrease. The decreases in benefits and claims to policyholders, amortization of deferred policy acquisition costs and commissions resulted from the sale of Dixie Life Insurance Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data called for by this Item are set forth immediately following the Index to Financial Statements and Financial Statement Schedules at page 19.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Corporation's accountants, Horne CPA Group.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors of the Corporation are:

                                                               Director
             Name                       Age                      Since
       ------------------               ---                      -----
         Marcia C. Cohen                47                       1995
         T. H. Etheridge                62                       1966
         John E. Haggar                 53                       1995
         Robert B. Neal                 58                       1970
         Dennis Nielsen                 55                       1995
         Joe D. Pegram                  55                       1991
         S. L. Reed, Jr.                59                       1980
         James G. Ricketts              57                       1995
         Herbert G. Rogers, III         53                       1992

         Each director holds office until the next annual meeting of shareholders or until a successor shall be duly elected and qualified.

         The executive officers of the Corporation are:

                                                           Executive Officer
              Name                      Age                      Since
              ----                      ---                      -----
         S. L. Reed, Jr.                59                       1995
           Chairman
           Chief Executive Officer

         G. Thomas Reed                 46                       1995
           President
           Chief Operating Officer

         David E. Williams              46                       1996
           Vice President Finance
            Chief Financial Officer

         Jerry M. Greer                 52                       1970
           Secretary

         The Corporation's officers serve at the pleasure of the Board of Directors.

         BUSINESS EXPERIENCE

         The principal occupations and business experience for the last five years or more of the directors and executive officers of the Corporation are as follows:

Marcia C. Cohen - Senior Vice President, Corporate Development of Montgomery General Hospital, Olney, Maryland. Formerly co-owner and Executive Vice President of Imaging and Surgery Centers of America, Boston, Massachusetts which was sold in 1992. Ms. Cohen was retired thereafter until 1994 when she joined Montgomery General Hospital. Ms. Cohen serves as a member of the Board of Trustees of Baltimore Medical Systems, Inc. She serves as a member of the Finance and Business Strategy Committee and the Personnel and Compensation Committee.

T. H. Etheridge - President and Chief Executive Officer of Choctaw Maid Farms, Inc., (a food processing and marketing company), of Carthage, Mississippi; Chairman of the Board of Central Industries and Director of Southern Hens, Inc. He serves as a member of the Executive Committee.

Jerry M. Greer - Secretary of the Corporation; Formerly Senior Vice President.

John E. Haggar - From December 1994 until June 1995 Chief Financial Officer and Director of UMS On June 1, 1995 Mr. Haggar became an employee of Alanco, and in July 1995 became Alanco's Treasurer. Previously, Mr. Haggar was a sole practitioner engaged in providing accounting services to the general public. He is a member of the American Institute of Certified Public Accountants and the Washington Society of Certified Public Accountants. Mr. Haggar serves as Chairman of the Audit and Compliance Committee and as a member of the Personnel and Compensation Committee.

Robert B. Neal - Chief Executive Officer of the Corporation until February 1995, President until October 1995. Mr. Neal was Chairman of the Board and President of Dixie Life until October 1995, and since then has served as Vice Chairman of Dixie Life.

Dennis Nielsen - Self-employed as a business consultant offering assistance to businesses on restructuring, financing, or assisting with possible mergers or acquisitions. Previously he was owner of P&N, Inc. and Hufburn Sales, Inc., both automobile dealerships. Mr. Nielsen serves as Chairman of the Finance and Business Strategy Committee and as a member of the Nominating and Stockholder Relations Committee.

Joseph D. Pegram - Attorney. He serves as Chairman of the Nominating and Stockholder Relations Committee and as a member of the Audit and Compliance Committee.

G. Thomas Reed - President and Chief Operating Officer of the Corporation since October 1995. Previously had a management consultant practice, was a Private Banking Manager for First Union National Bank, and Administrative Vice President and Chief Operating Officer of Compudata Services, Inc., a software development and service company. No relation to the Chairman of the Corporation.

S.L. Reed, Jr. - From January 1995, Chairman of the Board of Directors and Chief Executive Officer of the Corporation. President of Reed Enterprises, Inc. (an aquaculture and investment company) of Belzoni, Mississippi; Director of Delta Industries, Inc., Producers Feed Co. and Venture SystemSource, Inc. He serves as Chairman of the Executive Committee.

James G. Ricketts - President and Chief Executive Officer of Technology Systems International of Scottsdale, Arizona, a corporation founded to develop and sell high-technology security systems to the corrections industry. He also serves as an independent consultant to correctional agencies throughout the United States and also serves as an expert witness in corrections litigation. Previously he served as Director of Arizona Department of Corrections, Executive Director of the Colorado Department of Corrections and deputy Secretary to the Florida Department of Corrections. In addition, he was the past Chairman of the Board of Directors
of Alanco.   Dr. Ricketts serves as a member of the Executive Committee.

Herbert G. Rogers, III - President of Rogers Agency, Inc., Rogers LP-Gas Company, Rogers Investments, Inc., Mississippi Realty, Inc. and Roell Realty Corp. of New Albany, Mississippi; Director of the Nashoba Bank and Chairman of the Board of the Gentry Furniture Corporation. He serves as Chairman of the Personnel and Compensation Committee and as a member of the Finance and Business Strategy Committee.

David E. Williams - Vice President Finance and Chief Financial Officer of the Corporation since April 1, 1996. Previously engaged as a sole practitioner of a Certified Public Accounting practice. He is a Certified Public Accountant as well as a Certified Management Accountant. He is a member of the American Institute of Certified Public Accountants, the New Jersey State Society of Certified Public Accounts, the Florida State Society of Certified Public Accountants, and the Institute of Management Accountants.

         The Corporation was the subject of an investigation by the Securities and Exchange Commission (SEC), which was resolved by means of a settlement. Pursuant to the settlement, on March 9, 1994, the United States District Court for the District of Columbia entered final judgments of permanent injunction against the Corporation and Robert B. Neal, a Director and former President of the Corporation. The judgments were entered on the basis of a complaint filed by the SEC. The Corporation and Mr. Neal each consented to the entry of final judgments of permanent injunction without admitting or denying the allegations contained in the SEC's complaint. The final judgments to which the Corporation and Mr. Neal consented enjoin them from violating or aiding and abetting future violations of sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules thereunder.

         COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         As discussed under "Item 11. Executive Compensation, " during 1995, the Corporation granted to each of its non-employee directors an option to purchase 5,000 shares of the Corporation's Common Stock. The Corporation understands that such directors have not filed Forms 4 or 5 as to the grant of those options on a timely basis. The Corporation is advised that the required Forms, which may include other purchases during 1995, are in the process of being by such persons. S.L. Reed, Jr., Chairman of the Board and Chief Executive Officer of the Corporation, did not timely file a Form 5 as to certain 1995 purchases of the Corporation's Common Stock, and G. Thomas Reed did not timely file a Form 5 to report the grant to him during 1995 of an option for 25,000 shares of the Corporation's Common Stock and certain other purchases of Common Stock made in 1995. The Corporation is instituting procedures designed to avoid the recurrence of any such filing failures in the future.

ITEM 11 - EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth, for each of the last three years, information concerning the total compensation paid or awarded to the Corporation's Chief Executive Officer and all other executive officers whose total compensation exceed $100,000, for services rendered in all capacities to the Corporation and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

         Name and
         Principal                                                   Annual Compensation                       All Other
         Position                       Year                     Salary                    Bonus               Compensation
         --------                       ----                     ------                    -----               ------------
         S. Leroy Reed, Jr.             1995(1)                  $ 25,346                  None
         Chairman and                   1994                     $                         None
         Chief Executive Officer        1993                     $                         None

         Robert B. Neal                 1995 (2)                 $ 92,071                  None
         Former President               1994                     $125,269                  None                $2,505(3)
                                        1993                     $125,269                  None                $2,575(3)

(1) Commenced employment January 1995.

(2) Terminated employment as Chief Executive Officer in  October 1995.

(3) Includes the Corporation's contributions under its qualified profit sharing plans for employees, including officers.

         At a meeting held on March 24, 1995, the Corporation's Board of Directors approved granting to each non-employee director an option to purchase 5,000 shares of the Corporation's Common Stock at the average of the bid and asked price as quoted by NASDAQ on April 3, 1995. Options to purchase 25,000 shares were also granted to G. Thomas Reed, President, on April 17, 1995. The options may be exercised 20% per year beginning March 31, 1996 and expire March 31, 2000. If a person ceases being a director of the Corporation, his option will be canceled 30 days thereafter.

COMPENSATION OF DIRECTORS

         Directors who are also officers of the Corporation receive no additional compensation for serving on the Corporation's Board or committees thereof. All other Directors are paid $250 per day for each day they attend a Board meeting. They are also paid $400 base monthly fee. As a group, Directors who were not officers were paid $54,036 during 1995.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT

         (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth pertinent information as to the beneficial ownership of the Corporation's common stock as of April 2, 1996, of persons known by the Company to be holders of 5% or more of such common stock. Information as to the number of shares beneficially owned has been furnished by the persons named in the table.

         Name and Address                  Shares
         of Beneficial                     Beneficially              Percent
         Owner                             Owned                     of Class
         ----------------                   ------------              --------
         Constance Gamble Grewell          2,064,770(1)              15.5%
         100 Executive Way
         Ponte Vedra Beach, FL  32080

         S. L. Reed, Jr.                     722,286(2)(3)            5.4%
         107 The Executive Center
         Hilton Head Island, SC  29928

         (1) Constance Gamble Grewell acquired her shares in the acquisition of TRS by the Corporation. She was the owner of 616 shares of TRS outstanding common stock.

         (2) Includes shares issuable upon exercise of stock options.

         (3) Includes shares held in name of spouse, minor child, or other relatives or persons as to some of which shares the owner has shared voting or investment power, but to which beneficial ownership is disclaimed.

         (b)  SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets information as to the beneficial ownership of the Corporation's Common Stock as of April 2, 1996 by each director, each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group.

                                              Shares
             Name of                       Beneficially                   Percent
        Beneficial Owner                       Owned                      of Class
        ----------------                   ------------                   --------
         Marcia C. Cohen                       5,000(2)                   Less than 1%

         T. H. Etheridge                     216,827(1)(2)                1.6 %

         Robert B. Neal                      410,198(1)(2)                3.0 %

         Joe D. Pegram                        28,043(2)                   Less than 1%

         S. L. Reed, Jr.                     722,286(1)(2)                5.4 %

         Herbert G. Rogers, III              107,128(1)(2)                Less than 1%

         John E. Haggar                        7,000(2)                   Less than 1%

         Dennis Nielsen                       12,200(2)                   Less than 1%

         James G. Ricketts                    20,000(2)                   Less than 1%

         Directors and
         executive officers as
         a group (12 persons)              1,685,360(2)                   12.7%

         (1) Includes shares held in the name of spouse, minor child or other relatives or persons, as to some of which shares the owner named has shared voting or investment power, but as to which beneficial ownership is disclaimed, as follows: T. H. Etheridge -37,510 shares; Robert B. Neal - 1,368 shares; S. L. Reed, Jr. - 558,422 shares; and Herbert G. Rogers, III - 27,479 shares.

         (2) Includes shares issuable upon exercise of stock options: All Non-Employee Directors have been issued options to purchase 5,000 shares of Dixie stock. G. Thomas Reed, President, has been granted options to purchase 25,000 shares of Dixie stock. S. Leroy Reed, Chairman of the Board and Chief Executive Officer was granted options to purchase 50,000 shares of Dixie stock on February 22, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Corporation's Subordinated Convertible Notes which were due May 1, 1995 were extended in connection with the sale of Dixie Life. The Corporation satisfied the Subordinated Convertible Notes upon the sale of Dixie Life. American Capital Insurance Company, a former beneficial owner of more than 5% of the Corporation's Common Stock, held $1,000,000 of the Notes, and Robert B. Neal, a director and former 5% owner of the Corporation, held $100,000 of the Notes.

         The relationships of John E. Haggar and James G. Ricketts, both directors of the Corporation, with Alanco, one of the stockholders of PMM, is described under "(c) Narrative Description of Business - Investment in PMM."

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

         (a) 1 and 2. Financial Statements and Financial Statement Schedules of Dixie National Corporation and Subsidiaries. See separate Index to Financial Statements and Financial Statement Schedules on page 19.

3. Exhibits

         Exhibit
         Number             Description                             Incorporation by Reference to
         ------        --------------------------------------   ----------------------------------------
         (2)(a)        Restated Agreement dated as of October    Registrant's Quarterly Report on
                       27, 1994 between Dixie National           Form 10-Q for the nine months
                       Corporation and Universal Management      ended September 30, 1994.
                       Services

         (2)(a)(1)     Seconded Amended and Restated             Registrant's Quarterly Report on
                       Agreement dated as of March 24, 1995      Form 10-Q for the three months
                       between Dixie National Corporation and    ended March 31, 1995
                       Universal Management Services

         (2)(b)        Second restated stock purchase            Proxy Statement relating to the Annual
                       agreement restated as of August 30,       meeting of Shareholders held on
                       1995, effective as of April 18, 1995,     September 19, 1995.
                       among Standard Life Insurance Co.
                       of Indiana, Dixie Life Insurance Co.,
                       and Dixie National Corporation.

         (2)(c)        Accounts receivable financing agreement
                       dated as of February 26, 1996 between
                       Dixie National Corporation and Text
                       Retrieval Systems, Inc. including
                       amended restated option agreement.

         (3)(a)(1)     Articles of Incorporation as              Registrant's Annual Report on
                       amended and restated                      Form 10-K for the year ended
                                                                 December 31, 1985.  Exhibit
                                                                 (3a)

         (3)(a)(2)     Articles of Amendment to the              Registrant's Annual Report of
                       Articles of Incorporation of              Form 10-K for the year ended
                       Dixie National Corporation dated          December 31, 1994. Exhibit
                       May 23, 1986                              (3)(a)(2).

         (3)(a)(3)     Articles of Amendment to the              Registrant's Annual Report on
                       Articles of Incorporation of              Form 10-K for the year ended
                       Dixie National Corporation dated          December 31, 1994.  Exhibit
                       January 24, 1995                          (3)(a)(2).

         (3)(b)        By-Laws, as amended                       Registrant's Annual Report on
                                                                 Form 10-K for the year ended
                                                                 December, 31, 1990.  Exhibit
                                                                 (3(b).
         (3)(b)(1)     Amendment to Article III of Bylaws
                       effective January 24, 1996

         (3)(b)(2)     Amendment to Article IV of Bylaws
                       effective March 24, 1996

         (4)(a)(1)     Form of Dixie National Corporation        Registrant's Current Report on
                       Subordinated Convertible Callable         Form 8-K dated April 30, 1993.
                       Fixed Interest Rate Note Due May
                       1, 1995

         (10)(a)*      Incentive Stock Option Plan               Registrant's Annual Report on
                       of 1982                                   Form 10-K for the year ended
                                                                 December 31, 1990.  Exhibit

         (10)(b)*      Incentive Stock Option Plan               Proxy Statement relating to
                       of 1988                                   the Annual Meeting of
                                                                 Stockholders held on April 1,
                                                                 1988.

         (10)(c)*      1995 Stock Option Plan                    Proxy Statement relating to the
                                                                 Annual Meeting of Stockholders
                                                                 held on September 19, 1995.

         (21)          Subsidiaries of the Registrant

         (27)          Financial Data Schedule

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

         (b)  Reports on Form 8-K

         The Corporation filed the following reports on Form 8-K during the last quarter of the year ended December 31, 1995:

         Date of Current Report
          (or Amendment)                                Items Reported
         ---------------------        -----------------------------------------------
         October 2, 1995               Item 2.  Acquisition or Disposition of Assets.
                                       Sale of Dixie National Life Insurance Company

                                       Item 4.  Financial Statements, Proforma Financial
                                       Information and Exhibits.
                                       Second Restated Stock Purchase Agreement regarding
                                       sale of Dixie National Life Insurance Company.

         December 1, 1995              Item 5.  Other Events.  Relocation of Dixie National
                                       Corporation's principle office to Hilton Head Island,
                                       South Carolina.

         (c)  Exhibits required by Item 601 of Regulation S-K

         The exhibits listed in Item 14(a)3 of this report, and not incorporated by reference, follow "SIGNATURES." See "Exhibit Index."

         (d)  Financial statement schedules required by Regulation S-X

         The financial statement schedules required by Regulation S-X, filed herewith, are identified in the Index to Financial Statements and Financial Statement Schedules on page 19.

DIXIE NATIONAL CORPORATION AND SUBSIDIARIES

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                        PAGE
                                                                                                        ----
Report of independent certified public accountant .........................................................20

Consolidated balance sheets as of December 31, 1995 and 1994 ..............................................21

Consolidated statements of operations for the three years ended
  December 31, 1995 .......................................................................................22

Consolidated statements of stockholders' equity for the three years ended December 31, 1995 ...........................................................................23

Consolidated statements of cash flows for the three years ended
December 31, 1995..........................................................................................24-25

Notes to Consolidated Financial Statements ................................................................26-37

Report of the independent certified public accountant on
  financial statement schedules ...........................................................................38

Schedule III - Condensed Financial Information of Registrant ..............................................39-42

Schedule VI - Reinsurance .................................................................................43

Schedule VIII - Valuation and Qualifying Accounts .........................................................44

INDEPENDENT AUDITOR'S REPORT



To The Shareholders
Dixie National Corporation
Jackson, Mississippi


We have audited the accompanying consolidated balance sheets of Dixie National Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dixie National Corporation and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

HORNE CPA GROUP

Jackson, Mississippi
March 7, 1996

CONSOLIDATED BALANCE SHEETS
DIXIE NATIONAL CORPORATION

                                                                                         December 31,
                                                                                   1995                1994
                                                                                   ----                ----
ASSETS
Investments
   Fixed maturities at amortized cost at December 31, 1994
      (market approximately $13,631,000)                                        $       -           $17,332,660
Policy Loans                                                                            -             3,060,185
Marketable equity securities                                                      2,227,904           2,000,000

Government guaranteed student loans, less
   allowance for uncollectible loans of $464,603 at
   December 31, 1994                                                                    -             5,978,288
Short-term investments                                                                  -             4,860,347
Cash and cash equivalents                                                         1,377,869             459,109
                                                                                 ----------          ----------

                                                    TOTAL INVESTMENTS             3,605,773          33,690,589

Accounts and lease  receivable, less allowance for doubtful
 accounts of -0- at December 31, 1995 and
 $195,885 at  December 31, 1994                                                     485,299             787,419
Accrued investment income                                                               -               412,705
Deferred policy acquisition costs, net                                                  -             6,626,230
Value of life insurance purchased, net                                                  -             1,589,356
Property and equipment less accumulated depreciation
   of $814,510 at December 31, 1995 and $1,482,500 at
   December 31, 1994                                                                410,935             584,694
   Other assets                                                                     601,916             886,459
                                                                                 ----------          ----------
                                                      TOTAL ASSETS              $ 5,103,923         $44,577,452
                                                                                 ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities
   Future policy benefits                                                               -           $27,538,803
   Other policy claims and benefits payable                                             -               240,766
   Other policyholders' funds                                                           -               829,530
                                                                                 ----------          ----------
                                                TOTAL POLICY LIABILITIES                -            28,609,099

Notes payable and other debt                                                        470,502           6,103,839
Income taxes                                                                            -                 3,599
Accrued liabilities and expenses                                                    170,061             679,460
                                                                                 ----------          ----------
                                                      TOTAL LIABILITIES             640,563          35,345,997
STOCKHOLDERS' EQUITY
Common Stock, $1 par value authorized  50,000,000 shares; issued
   10,624,973 shares and 8,424,973 at December 31, 1995
   and 1994, respectively; outstanding 10,597,661 shares and
   8,394,973 shares at December 31, 1995 and 1994, respectively                  10,597,661           8,394,973
Discount on Common Stock                                                           (996,222)                -
Retained earnings (deficit)                                                      (5,138,079)          1,711,493
Unrealized holding losses on investments available for sale                             -              (925,011)
                                                                                 ----------          ----------
                                               TOTAL STOCKHOLDERS' EQUITY         4,463,360           9,181,455
                                                                                 ----------          ----------
                                                  TOTAL LIABILITIES AND
                                                  STOCKHOLDERS' EQUITY          $ 5,103,923         $44,577,452
                                                                                 ==========          ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
DIXIE NATIONAL CORPORATION

                                                                                           Year Ended December 31
                                                                                    1995            1994               1993
                                                                                    ----            ----               ----
REVENUES
   Premiums                                                                     $ 2,485,974     $ 9,516,157        $19,499,289
   Net investment income                                                          1,950,874       2,133,635          2,005,075
   Realized investment gains (losses)                                               155,741           1,551             25,580
   Unrealized investment gains                                                      347,859             -                  -
   Other                                                                             92,089               0                  0
                                                                                -----------     -----------        -----------
                                                      TOTAL REVENUES              5,032,537      11,651,343         21,529,944

BENEFITS AND EXPENSES
   Benefits and claims to policyholders                                           1,495,591       6,573,216         12,573,809
   Amortization of deferred policy acquisition costs and
      value of  insurance purchased                                                 699,285       1,420,943          2,506,419
   Commissions, net                                                                 385,354       1,893,838          3,509,301
   General expenses, net                                                          2,491,339       2,187,114          2,510,047
   Interest expense                                                                 436,204         449,550            571,026
   Insurance taxes, licenses and fees                                               315,830         514,579            705,170
   Loss on sale of accident and health business                                         -         1,196,811            324,511
   Provision for litigation settlement                                            1,007,271             -                  -
   Loss on sale of life insurance subsidiary                                      4,174,535             -                  -
   Loss on write-down of non-marketable security                                  1,051,217             -                  -
                                                                                -----------      ----------         ----------

                                               TOTAL BENEFITS AND EXPENSES       12,056,626      14,236,051         22,700,283
                                                                                -----------      ----------         ----------
                                                LOSS BEFORE INCOME TAXES         (7,024,089)     (2,584,708)        (1,170,339)
Income tax benefit (expense)                                                        174,517          29,929            213,201
                                                                                -----------      ----------         ----------
                                                    NET INCOME (LOSS)          $ (6,849,572)    $(2,554,779)      $   (957,138)
                                                                                ============     ==========         ===========
Primary and fully diluted net income
   (loss) per share                                                            $       (.65)    $      (.39)      $       (.15)
                                                                                ============     ==========         ===========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DIXIE NATIONAL CORPORATION
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            Discount                    Unrealized
                                                Common      on stock      Retained       Holding
                                                Stock        Issued       Earnings        Losses         Total
                                                -----        ------       --------      ---------        -----
BALANCE DECEMBER 31, 1992                    $6,394,973                 $ 5,223,410                $  11,618,383
Net loss for 1993                                                          (957,138)                    (957,138)
                                              ---------                 -----------                 ------------

BALANCE DECEMBER 31, 1993                     6,394,973                   4,266,272                   10,661,245
Net loss for 1994                                                        (2,554,779)                  (2,554,779)
Unrealized holding losses on investments
 available for sale                                                                      $(925,011)     (925,011)
Common Stock issued                           2,000,000                                                2,000,000
                                              ---------                 -----------      ---------  ------------

BALANCE DECEMBER 31, 1994                   $ 8,394,973                  $1,711,493      $(925,011)  $ 9,181,455

Net loss for 1995                                                        (6,849,572)                  (6,849,572)
Common stock issued                           2,200,000      (996,222)                                 1,203,778

Recovery of holding losses on investments
  available for sale                                                                       925,011       925,011
Transaction in treasury stock                     2,688                                                    2,688
                                             ----------      ---------   ----------      ---------   -----------
BALANCE DECEMBER 31, 1995                   $10,597,661     $(996,222)  $(5,138,079)    $        0  $  4,463,360
                                             ==========      =========   ==========      =========   ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DIXIE NATIONAL CORPORATION

                                                                           Year ended December 31,
                                                                      1995           1994            1993
                                                                      ----           ----            ----
Cash flows from operating activities:
   Net income (loss)                                            $(6,849,572)     $(2,554,779)    $  (957,138)
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
          Unrealized gains on investments                          (347,859)             -               -
          Loss on write-off of non-marketable securities          1,103,778              -               -
          Loss on sale of life insurance subsidiary               4,174,535              -               -
          Loss on sale of accident and health business                  -          1,196,811         324,511
          Increase (decrease) in policy liabilities                (235,605)       2,155,070       2,952,775
          Amortization of policy acquisition costs                      -          1,420,943       2,506,419
          Increase (decrease) in deferred income taxes              123,884         (748,597)       (278,991)
          Decrease in accrued liabilities                          (636,883)        (149,625)       (251,709)
          Policy acquisition costs deferred                        (307,364)      (1,285,902)     (3,642,818)
          (Increase) decrease in accounts receivable               (137,826)       1,623,993         163,070
          Depreciation                                               55,782          119,564         117,910
          Other, net                                                    -            (37,996)       (199,712)
          Decrease in accrued investment income                     412,705              -               -
          Value of insurance purchased, net                         699,285              -               -
                                                                -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 (1,945,140)       1,739,482         734,317

Cash flows from investing activities:
   Proceeds from investments sold or matured:
      Fixed maturities:
         Maturities                                               3,508,400        2,326,044          14,500
         Calls                                                          -            890,845       2,472,358
         Sales                                                          -            224,500
      Repayment of policy and student mortgage loans              1,350,353        2,099,864       1,976,751
   Cost of investments acquired:
         Investment in unconsolidated subsidiary                   (111,970)
         Fixed maturities                                        (1,615,581)      (8,458,904)     (9,038,606)
         Policy and student loans                                  (587,132)        (952,404)     (1,099,649)
   Temporary investments, net                                     4,192,867       (1,819,899)      8,472,377
   Additions to property and equipment                                  -            (96,046)        (20,557)
   Proceeds from sale of property and equipment                     117,977              -             3,538
   Proceeds from sale of life insurance subsidiary                1,350,640              -               -
   Other assets                                                     292,794              -               -
                                                                -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  8,498,348       (5,786,000)      2,780,712

Cash flows from financing activities:
   Treasury stock                                                    (1,112)             -               -
   Proceeds from borrowing                                          428,835        1,515,000
   Payments on debt                                              (6,062,171)        (149,831)     (2,264,847)
                                                                -----------       ----------     -----------

NET CASH USED BY FINANCING ACTIVITIES                            (5,634,448)        (149,831)       (749,847)
                                                                -----------       ----------     -----------

NET (DECREASE) INCREASE
IN CASH AND CASH EQUIVALENTS                                        918,760       (4,196,349)      2,765,182

Cash and cash equivalents at beginning of year                      459,109        4,655,458       1,890,276
                                                                -----------       ----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $ 1,377,869      $   459,109     $ 4,655,458
                                                                 ==========       ==========      ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
DIXIE NATIONAL CORPORATION (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for income taxes                               $   129,429     $    718,668     $     5,824
                                                                ===========      ===========      ==========
   Cash payments for interest                                   $   492,797     $    505,318     $   552,459
                                                                ===========      ===========      ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
   Lease obligation incurred for new data processing equipment                                   $     8,061
                                                                                                 ===========
   Notes issued in exchange for debentures                                                       $   485,000
                                                                                                 ===========
   Common Stock issued for equity securities of
      nonaffiliated company                                                     $  2,000,000
                                                                                ============

Sale of Dixie National Life Insurance Company:
  Cash sales price                                              $ 1,350,640
Payment of convertible notes                                      1,792,570
Payment of note secured by stock                                  3,688,746
Repurchase of leases from subsidiary                                503,258
Guaranty of receivables sold                                         53,872
                                                                -----------
                                                                $ 7,389,086
Less basis in subsidiary                                         11,583,621
                                                                 ----------

Loss on sale                                                     (4,174,535)
                                                                 ==========

Acquisition of non-marketable securities and options
  by issuance of capital stock:
    Acquired 16% of Phoenix Medical Management, Inc.
    for 2,000,000 shares of common stock and an option to
    acquire the remaining 84% for 100,000 shares of
    common stock
    Par value of stock issued                                     2,100,000
    Discounted to book value                                        996,222
                                                                 ----------

    Recorded value of investment                                  1,103,776
                                                                 ==========

Acquired 35% of Text Retrieval Systems, Inc. for
    cash and an option to acquire the remaining 65%
    for 100,000 shares of common stock
    Par value of stock issued                                   $   100,000
                                                                 ==========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIXIE NATIONAL CORPORATION
DECEMBER 31, 1995


NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). See note 11 as to the reporting of the life insurance operation, discontinued as of October 2, 1995, with the sale of the life insurance subsidiary.

Principles of Consolidation: The consolidated financial statements include the financial statements of Dixie National Corporation (Corporation), its wholly-owned subsidiaries and Dixie National Life Insurance Company (Dixie
Life), which was sold on October 2, 1995 (See Note11 - Sale of Insurance Business) and was approximately 99% owned by the Corporation. The interests of Dixie Life minority stockholders are not material. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments: At December 31, 1995, the Company's investments are reported in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (FAS 115) which was issued by the Financial Accounting Standards Board in 1993 and effective for 1994 financial statements.

At December 31, 1995, marketable securities are classified as trading, which, under the provisions of FAS 115, are reported at market with unrealized market gains or losses being reflected in operations. Because of the provisions of an agreement with Universal Management Services (UMS) discussed in Notes 3 and 16, marketable securities are reported at cost at December 31, 1994.

Policy loans are stated at the amounts loaned to policyholders and are collateralized by assignment of the cash value of underlying policies. Student loans are carried at cost less an allowance for uncollectible amounts. Short-term investments will be held to maturity and are due in one year or less and are carried at cost which approximate market.

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

Deferred acquisition costs for other than interest sensitive products are amortized with interest over an estimate of the premium-paying period of the policies in a manner which charges each year's operations in proportion to the receipt of premium income. For interest sensitive products, acquisition costs are amortized with interest in proportion to estimated gross profits. The assumptions used as to interest, withdrawals and mortality are consistent with those used in computing the liability for future policy benefits and expenses.

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

Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of financial instruments, all of which were determined to approximate carrying value at December 31, 1995:

         Cash and cash equivalents:

         The carrying value approximates fair value because of the short maturity of those instruments.

         Investments:

         Investments are classified as trading investments and are carried at fair value on the financial statements.

         Long-term debt:

         All debt bears interest at variable rates based on current market conditions. Therefore it is estimated that carrying value approximately equals fair value.


NOTE 2--STATUTORY ACCOUNTING

Dixie Life was required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP.

The excess, if any, of Dixie Life's stockholders' equity on a GAAP basis over that determined on a statutory basis is not available for distribution to Dixie Life's stockholders. Mississippi law governing insurance companies further restricts payment of dividends to the lessor of (1) the prior year statutory net income plus the excess of statutory net income for the second and third preceding years over distributions in the first and second preceding years or
(2) 10% of statutory stockholders' equity. Since Dixie Life was sold in September 1995, the statutory accounting financial statements information is not available with regard to the year ended December 31, 1995.

A reconciliation of Dixie Life's statutory net income to the Company's consolidated GAAP net income is as follows for the preceding two years:

                                                            Year Ended December 31
                                                          1994            1993
                                                          ----            ----
Statutory net income                                    $ 260,165     $    3,348
Loss on sale of subsidiary                                    -              -
Deferral of acquisition costs                           1,285,902      3,642,818
Amortization of acquisition costs                      (1,420,943)    (2,506,419)
Differences in insurance policy
  liabilities, excluding effect of
  sale of block of business                             1,775,875         55,079
Deferred income taxes                                     404,929        369,025
Premium income                                         (1,077,138)      (615,131)
Investment income                                          21,240         66,421
Commissions                                                             (246,584)
Interest expense                                         (449,550)      (571,026)
General insurance expenses                                663,558        420,741
Write off of agent advances                               366,661        766,584
Supplementary contracts                                  (131,073)       (83,079)
Other                                                     265,182        190,596
STAT Bond write off of Vanguard
   Debenture                                            2,000,000
Loss on write-down of non-marketable security                 -              -
GAAP Loss on sale of accident and health business      (1,196,811)      (324,511)
STAT gain on sale of accident and health business      (5,322,776)    (2,125,000)
                                                       ----------     ----------
GAAP Net Income (Loss)                                $(2,554,779)   $  (957,138)
                                                       ==========     ==========

A reconciliation of Dixie Life's statutory stockholders' equity to the Company's consolidated GAAP stockholders' equity is as follows at December 31, 1994:

Statutory Stockholders' Equity                        $ 6,280,400
Loss on sale of subsidiary                                    -
Differences in insurance policy liabilities              (984,870)
Deferred acquisition costs                              6,626,230
Deferred income taxes                                      61,459
Debt of parent company                                 (5,933,050)
Asset Valuation Reserve                                   129,809
Value of life insurance purchased                       1,589,356
Non-admitted assets                                       252,049
Common stock issued                                     2,000,000
Other                                                    (839,938)
                                                      -----------

GAAP Stockholders' Equity                            $  9,181,455
                                                      ===========

At December 31, 1994 Dixie Life was a party to an indemnification reinsurance agreement under which 90% of its retained life insurance in force at September 30, 1992 is reinsured. This transaction is accounted for as a financing transaction in the accompanying financial statements. Dixie Life's statutory financial statements include a reserve credit at December 31, 1994 of $1,985,000 related to this agreement which has the effect of increasing statutory stockholders' equity by that amount.

NOTE 3--INVESTMENTS

The Company's investments in fixed maturity securities available for sale at December 31, 1994 summarized as follows relate to the Dixie Life Insurance Company. There were none of these investments at December 31, 1995:

                                                        Amortized      Unrealized     Unrealized      Market
                                                          Cost            Gains         Losses         Value
                                                          ----            -----         ------         -----
December 31, 1994
  U.S. Government agencies and authorities            $ 8,966,030      $              $  504,706    $ 8,461,324
  States, municipalities and political subdivisions       511,461                          6,115        505,346
  Special revenue                                          10,278                            878          9,400
  Public utilities                                      2,041,142         23,637         121,159      1,943,620
  All other corporate                                   6,960,013         33,432         580,475      6,412,970
                                                      -----------      ---------      ----------    -----------
                                                      $18,488,924      $  57,069      $1,213,333    $17,332,660
                                                       ==========       ========       =========     ==========

Fixed maturity and short-term investments with an approximate carrying amount of $2,400,000 were pledged to various state insurance departments for policyowner protection at December 31, 1994. At December 31, 1994, additional securities with an approximate carrying amount of $13,435,000 were pledged under the financing transaction reinsurance treaty (see Note 2).

Net investment income consists of the following:

                                                           1995           1994            1993
                                                           ----           ----            ----
Investment income
  Fixed maturities                                     $1,038,589     $1,189,693      $  745,534
  Policy loans                                            137,150        170,142         159,666
  Student loans                                           295,301        398,719         538,027
  Interest on Accounts Receivable                          44,051        151,759         254,538
  Short-term investment                                    33,099        145,919         260,591
  Other                                                   402,684         77,403          46,719
                                                        ---------     ----------      ----------
           Net investment income                       $1,950,874     $2,133,635      $2,005,075
                                                        =========      =========       =========

Net realized investment gains (losses) for the year ended December 31 are summarized as follows:

                                                             1995           1994            1993
                                                             ----           ----            ----
Realized gains                                           $155,741        $12,002         $29,448
Realized losses                                               -           10,451           3,868
                                                         --------        -------           -----
Net realized gains (losses)                              $155,741       $  1,551         $25,580
                                                          =======        =======          ======

In November 1994, the Corporation issued 2,000,000 shares of its Common Stock and received as consideration shares of Alanco Environmental Resources, Inc. (Alanco) common stock with a market value at the date of the transaction of $2,000,000. Under the terms of the UMS Agreement discussed in Note 16, any market appreciation until June 30, 1995 could not be realized because the purchasers of the Corporation's Common Stock had the right to buy the Alanco shares for cash equal to the value on the day of the November Transaction. The purchasers had the obligation to cover any market depreciation, as defined, which might have occurred as of June 30, 1995. Therefore, the Alanco shares were carried at cost until June 30, 1995. At December 31, 1995, market value of the Alanco shares based on the average of the closing bid and asked price, was $2,227,904.

NOTE 4--DEFERRED POLICY ACQUISITION COSTS

An analysis of deferred policy acquisition costs for the years ended December 31 follows:

                                                           1995           1994            1993
                                                           ----           ----            ----
Balance at beginning of year                          $ 6,626,230    $19,759,110     $18,787,222
Deferred during the year:
  Commissions                                             242,616        975,002       2,818,953
  Other Expenses                                           64,748        310,900         823,865
                                                      -----------    -----------     -----------
    Total Deferred                                        307,364      1,285,902       3,642,818
Deferred policy acquisition costs on
   policies sold                                              -      (13,157,839)       (324,511)
Amortized during the year                                (579,285)    (1,260,943)     (2,346,419)
Transfer to purchasers of Dixie Life                   (6,354,309)            -               -
                                                      ------------   -----------     -----------
Balance at end of year                               $        -     $  6,626,230     $19,759,110
                                                      ===========    ===========     ===========

NOTE 5--VALUE OF LIFE INSURANCE PURCHASED

An analysis of the value of life insurance purchased for the years ended December 31 follows:

                                                           1995           1994            1993
                                                           ----           ----            ----
Balance at beginning of year                           $1,589,356    $ 1,749,356      $1,909,356
Amortized during the year                                (120,000)      (160,000)       (160,000)
Transferred to purchase of Dixie Life                  (1,469,356)           -               -

Balance at end of year                                 $      -       $1,589,356      $1,749,356
                                                        =========     ==========      ==========

NOTE 6--PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31 follows:

                                                                            1995            1994
                                                                            ----            ----
Home office property                                                 $   795,038    $    795,038
Data Processing Equipment                                                    -           818,149
Furniture, Equipment and Autos                                           430,407         454,007
                                                                      ----------     -----------
                                                                       1,225,445       2,067,194
Less accumulated depreciation                                            814,510       1,482,500
                                                                      ----------    ------------
                                                                       $ 410,935    $    584,694
                                                                       =========    ============

NOTE 7 - FUTURE POLICY BENEFIT RESERVES

A summary of the assumptions used in determining the liability for future policy benefits at December 31, 1994 is as follows:

         Life Insurance
         --------------
         Interest Assumptions:                    Year of Issue                 Interest Rates
                                                  -------------                 --------------
                                                  1965-1982                     8.5% graded to 4.5%
                                                  1983-1984                     12.5% graded to 8.0%
                                                  1985-1991                     9.0% graded to 6.0%
                                                  1992-1994                     6.0% graded to 5.0%

         Mortality assumptions:                   1965-1983                     1955-60 Select and Ultimate Table
                                                  1983-1994                     1965-70 Select and Ultimate Table

         Withdrawal assumptions:  Linton B or Linton C Lapse Tables

         Termination assumptions: Termination assumptions are based on Dixie Life's experience.

NOTE 8 - PARTICIPATING BUSINESS

Life Insurance policies were issued on both a participating and non-participating basis. The following summary presents the approximate percentages of participating life business to total life business for the years indicated:

                                                1994                1993
                                                ----                ----
         Life insurance in force                 5%                  5%
         Life premium income                     9%                  5%
         Total number of life policies           12%                11%

The amount of dividends to be apportioned to participating policies was determined annually by the Board of Directors of Dixie Life. In the past, Dixie Life sold participating life insurance through a policy known as the Charter Contract as well as other participating policies. The Charter Contract policies contain a participation endorsement whereby Dixie Life agreed to apportion dividends to Charter Contract holders, as a group and on a pro rata basis, in an amount which equals at least 35% of Dixie Life's statutory net profits computed by a formula set forth in the policy. As of December 31, 1994, Dixie had participating policies in force with a total face amount of approximately $20,486,000 of which approximately $11,721,000 were Charter Contract policies.

NOTE 9--NOTES PAYABLE AND OTHER DEBT

The Company has the following notes payable at December 31:

                                                                    1995                 1994
                                                                    ----                 ----
Note payable to an insurance company
  bearing interest at
  1% above prime (9.5% at December 31, 1994)
  payable interest only monthly through
  February 1995, with original maturity March 31, 1995,
  collateralized by common stock of
  Dixie Life (Term Loan)                                                -             $3,688,746

Note payable to a bank bearing interest at prime
  plus 3/4% (at December 31, 1995 and 1994, the
  rate was 9.25%), payable in monthly
  installments of $11,846 through January 5, 2001;
  secured by home office property                                   428,835              524,304

Convertible 10% notes due May 1, 1995 (Notes)
  with interest payable semi-annually until
  maturity, convertible to common stock on the
  basis of one share for each $1 of Note
  principal, collateralized by second security
  interest in common stock of Dixie Life                                -              1,720,000

Obligation under capital lease                                          -                170,789

Note payable to a bank bearing interest at
prime plus 1% (at December 31, 1995.
The rate was 9.5%), payable in monthly
installments of $689.81                                              16,667                  -

Note payable to a bank bearing interest at
the CD rate plus 1.5% (at December 31, 1995.
The rate was 7.35%), payable in monthly
installments of $694.44                                              25,000                  -

                                                                   --------           ----------
                                                                   $470,502         $  6,103,839
                                                                    =======            =========

Aggregate maturities of notes payable at December 31, 1995 are as follows:

               1996                  $122,393
               1997                   130,388
               1998                   139,298
               1999                    78,423
                                      -------
                                     $470,502
                                      =======

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

Because the life insurance subsidiary was sold during 1995, future tax returns will not include a life insurance operation. In addition, the deferred taxes at December 31, 1995 do not include any temporary differences related to life insurance operations.

The accompanying balance sheet includes a liability (asset) for income taxes payable (receivable) consisting of the following at December 31:

                                                                     1995                 1994
                                                                     ----                 ----
Income taxes payable: (Receivable)
  Current                                                        $ (302,000)          $   32,000
  Net deferred                                                          -                (28,401)
                                                                  ---------             --------
                                                                 $ (302,000)          $    3,599
                                                                    =======            =========

Net deferred tax liabilities (assets) consists of the following components as of December 31:

                                                                     1995                 1994
                                                                     ----                 ----
Deferred tax liabilities:
  Deferred acquisition costs                                     $      -               $597,100
  FAS 115 adjustments                                               118,300                  -
  Other Items                                                         9,183               69,500
                                                                 ----------             --------
                                                                    127,483              666,600
Deferred tax assets:
  Policy liabilities                                                    -                 48,700
  Financing reinsurance                                                 -                337,500
  FAS 115 adjustment                                                    -                196,500
  Unrealized loss on investment                                     357,410                  -
  Provisions for uncollectible
    receivables                                                         -                112,301
Non-life net operating loss carryforward                            100,715                  -
Equity in loss of 35% owned subsidiary                               16,556                  -
                                                                 ----------             --------
                                                                    474,681              695,001
Valuation allowance                                                (474,681)                 -
                                                                 -----------            --------
                                                                      0                  695,001
                                                                 ----------             --------

      NET LIABILITY (ASSET)                                     $   127,483            $ (28,401)
                                                                 ==========             =========

The Corporation recorded a valuation allowance of $474,681 during the year 1995 because of the uncertainty in the Corporation's ability to realize future benefits of the carryforward deductions.

Income tax (expense) benefit for the years ended December 31 is summarized as follows:

                                                 1995                1994                 1993
                                                 ----                ----                 ----
Current                                        $302,000           $(381,900)           $(155,000)
Deferred                                       (127,483)            411,849              368,201)
                                               ---------          ---------            ---------
                                               $174,517           $  29,929            $ 213,201
                                                =======            ========             ========

The Company's effective income tax (expense) benefit differs from the expense determined by applying the 34% statutory federal income tax rate to income before income taxes as follows:

                                                          1995               1994               1993
                                                          ----               ----               ----
Expected tax benefit (expense)
 at statutory federal income tax rate                 $2,388,200          $ 878,800          $ 398,000
Special deductions                                      (485,400)          (583,085)          (199,000)
Alternative Minimum Tax                                   78,000             97,000             47,000
Change in deferred taxes on policy liabilities               -             (362,786)
Loss on sale of life insurance subsidiary            $(1,419,300)
Valuation allowance                                    (474, 681)
Other                                                     67,698                               (32,799)
                                                     -----------          ---------           --------
  Total income tax benefit (expense)                $    174,517         $   29,929          $ 213,201
                                                     ===========          =========           ========

In 1994, a change in deferred taxes on policy liabilities, resulting from an incorrect estimate of the tax basis policy benefits at December 31, 1993, caused a $362,786 reduction of the 1994 tax benefit credited to operations.

In 1995 the sale of the life insurance subsidiary resulted in a loss that will not benefit future operations and that can not be carried back to previous years. This loss is, therefore, reflected as a reconciling item between expected and actual tax benefits.


NOTE 11-SALE OF INSURANCE BUSINESS

         Dixie Life sold virtually all of its in force accident and health insurance business to unaffiliated insurance companies in two transactions. Both transactions were closed in 1994 although the first was effective December 31, 1993.

         In the first transaction, Dixie Life sold all of its in force cancer insurance in South Carolina for $2,125,000 resulting in a statutory gain equal to the selling price in 1993. Under generally accepted accounting principles, the transaction was not recorded until closing in February 1994, but the Corporation did record the loss incurred ($324,000) under GAAP in 1993.

         In 1994, Dixie Life sold virtually all of its remaining accident and health for $5,322,000 in a transaction effective July 1, 1994, again resulting in a statutory gain equal to the selling price. The Corporation incurred a GAAP loss of approximately $1,197,000 on this sale.

         Together, these sales resulted in a reduction of deferred policy acquisition costs and policy liabilities of $12,980,000 and $11,084,000, respectively in 1994.

         On October 2, 1995, the Corporation completed the sale of Dixie Life, which was 99.3% owned by the Corporation, to Standard Life Insurance Company of Indiana ("Standard"). Dixie Life represented virtually all of the Corporation's assets and operations. The selling price of the Corporation's interest in Dixie Life to Standard was $7,389,086, of which $3,646,468 was in cash. The Corporation used $1,720,000 of the cash proceeds to repay Subordinated Convertible Notes and to purchase from Dixie Life lease receivables of $503,258. Standard canceled a $3,688,746 Term Loan held by a subsidiary of Standard. The Corporation also received accounts receivable of $53,872, all of which have been written off as uncollectible at December 31, 1995.

         In addition, Standard is obligated to pay $15,000 per month rent to Vanguard, Inc., a wholly-owned subsidiary of the Corporation through December 31, 1996, the expiration date of an existing lease on the office building previously occupied by the Corporation and Dixie Life. The obligation terminates upon earlier sale of the building.

         The sale resulted in a loss of $4,174,536 ($.39 per share). The sale of Dixie Life constitutes discontinuance of the life insurance business by the Corporation. The loss on the sale is reported in a manner substantially the same as discontinued operations. The Corporation continues to report insurance operations in the same manner as prior to the measurement date of March 6, 1995. Accounting Principles Board Opinion No. 30 (APB 30) calls for reporting the operations of discontinued operations as a single net amount in the statement of operations, but in Management's opinion, reducing virtually all of the Corporation's operations to a single amount in the statement of operations would not be meaningful to readers of the Corporation's financial statements. The Corporation anticipates entry into another line of business. Beginning on January 1, 1996, the Corporation will report its insurance operations as discontinued operations in accordance with APB 30.

NOTE 12--INCENTIVE STOCK OPTION PLANS

Options for the purchase of 5,000 shares of Common Stock were granted under the 1995 Stock Option Plan ("1995 Plan") upon its adoption on May 26, 1995 to each of the Corporation's seven non-employee Directors, and an option for 25,000 shares also was granted to G. Thomas Reed, then Senior Vice President of the Corporation. The options are exerciseable at $.781, the closing bid price on the last trade date (May 25, 1995), prior to the grant.

NOTE 13 - CONCENTRATION OF CREDIT RISK

At December 31, 1995 and 1994, the Corporation had funds on deposit with a federally-insured bank in excess of the $100,000 Federal Deposit Insurance coverage limits.

NOTE 14--PROFIT SHARING PLAN

The Corporation had a profit sharing plan which covered substantially all employees who met length of service provisions contained in the Plan. Prior to 1992, the plan provided for Company defined contributions based on earnings before income taxes and realized investment gains. In 1992, the Plan was amended to allow employee contributions as provided under Section 401(k) of the Internal Revenue Code.

The Company matched 50% of employee contributions up to 4% of compensation and, at the discretion of the Board of Directors, could have made additional contributions. Contributions to the Plan charged to expense were approximately zero, $13,000, and $18,000 in 1995, 1994, and 1993 respectively. In conjunction with the sale of Dixie Life (See Note 11 above), the profit sharing plan was terminated and all assets liquidated to the participants.

NOTE 15--BUSINESS SEGMENT INFORMATION

The Corporation, through Dixie Life, had engaged in the following lines of insurance business: life insurance, individual annuities, and accident and health insurance (A&H). The Corporation sold its A&H business in July 1994 and its life and annuity business in September 1995, and is no longer in the insurance business. In March 1995 the Corporation acquired a 16% interest in PMM (See Note 17) and in October 1995 acquired a 35% interest in TRS (See Note
18).

Investment income and certain general expenses have been allocated through the utilization of assumptions, estimates and formulas. Such allocations have been made on a basis considered reasonable under the circumstances; however, it should be understood that other acceptable methods of allocation might produce different results.

Financial information by product grouping is as follows:

                                                          Life          Annuity         Other         A&H            Total
                                                          ----          -------         -----         ---            -----
1995
- ----
Revenues                                               $4,302,490       $135,869       $ 594,179            -     $  5,032,537
Benefits and expenses                                   6,489,330        204,936         136,618            -        6,830,874
                                                       ----------        -------         -------                    ----------
Operating Profit (Loss)                               $(2,186,840)      $(69,067)      $ 457,561            -       (1,798,337)
                                                        =========        =======        ========
Loss on sale of life insurance subsidiary                                                                           (4,174,535)
Loss on write-down of non-marketable securities                                                                     (1,051,217)
                                                                                                                    ----------
Loss before income taxes                                                                                           $(7,024,089)
                                                                                                                    ==========

1994
- ----
Revenues                                               $5,360,344      $ 839,747       $     -      $ 5,451,252    $11,651,343
Benefits and expenses                                   5,719,795        487,326             -        6,779,282     12,986,403
                                                       ----------      ---------        --------     ----------    -----------
Operating profit (Loss)                                $ (359,451)     $ 352,421       $            $(1,328,030)   $(1,335,060)
                                                        =========       ========        ========     ==========
Unallocated general corporate expenses                                                                               1,249,648
                                                                                                                   -----------
Loss before income taxes                                                                                           $(2,584,708)
                                                                                                                    ==========

1993
- ----
Revenues                                               $6,201,285     $  861,206       $     -      $14,467,453    $21,529,944
Benefits and expenses                                   5,983,893        664,191             -       14,701,116     21,349,200
                                                       ----------     ----------        --------    -----------    -----------
Operating profit                                       $  217,392     $  197,015       $     -      $  (233,663)   $   180,744
                                                        =========      =========        ========      =========
Unallocated general corporate expenses                                                                               1,351,083
                                                                                                                   -----------
Loss before income taxes                                                                                           $(1,170,339)
                                                                                                                    ==========

NOTE 16--SALE OF COMMON STOCK

The Corporation entered into an agreement with Universal Management Services, a Nevada corporation (UMS), as of October 27, 1994 (UMS Agreement). The UMS Agreement provided that UMS would use its best efforts to assist the Corporation in locating potential investors for its Common Stock. On November 29, 1994, with such assistance, the Corporation sold 2,000,000 shares of its Common Stock for which it received shares of Alanco Environmental Resources, Inc. ("Alanco") common stock (November transaction), with an aggregate market value of $2,000,000 on November 29, 1994 (see Note 3 of Notes to Consolidated Financial Statements). In December 1995, the Corporation sold 75,000 shares of Alanco stock on the open market generating a $10,020 profit. During the first quarter of 1996, the remaining Alanco shares were sold resulting in a $1,019,020 profit to the Corporation.

The UMS Agreement also gave UMS the right to assist the Corporation in placing additional 4,425,000 shares of its Common Stock. In light of the sale of Dixie Life to Standard among other factors, the Corporation and UMS agreed to amend and restate the UMS Agreement on the basis described below.

Under the amended and restated UMS Agreement, UMS had the right to use its best efforts to assist the Corporation in placing up to 12,500,000 additional shares of the Corporation's Common Stock. The Corporation:

         1. On June 29, 1995 issued 2,000,000 shares of its Common Stock in exchange for 16% of the outstanding common shares of Phoenix Medical Management, Inc. (PMM), an Arizona corporation. (See Note 17).

         2. On June 29, 1995 issued 100,000 shares of its Common Stock for an option to acquire the remaining 84% of the common shares of PMM. The Corporation has since relinquished its rights to exercise its option. (See Note 17).

NOTE 17--INVESTMENT IN PHOENIX MEDICAL MANAGEMENT, INC. ("PMM")

         PMM was formed in November 1993 to engage in the ownership and operation of health care facilities specializing in pain care. Its primary business activity is the development of a proprietary network of medical facilities that specialize in the comprehensive treatment of patients seeking relief of chronic pain. Each facility is to be designed and equipped to accommodate a multi-modality pain management, psychological and physical rehabilitation program, as well as to accommodate other non-affiliated surgeons who will perform their own "non-pain related" surgical procedures at these facilities. PMM currently has one medical facility open and operating in Phoenix, Arizona.

         After review of the prospects for PMM and the efforts of its management in developing PMM to the stage of opening its first clinic in March 1995, the Corporation's Board approved the acquisition of a 16% interest in PMM in exchange for 2,000,000 shares of the Corporation's Common Stock, and in exchange for 100,000 additional shares, an option to acquire the remaining 84% for 10,400,000 shares ("84% Option"). The Board's action was based on its understanding that PMM would open additional clinics in Lafayette and New Orleans, Louisiana in June and September 1995, respectively. The acquisition was recorded at the book value of Dixie National Corporation resulting in a discount on common stock of $996,222.

         In subsequent discussions, PMM informed the Corporation that plans for the Lafayette and New Orleans clinics had been postponed indefinitely in favor of development of additional clinics in Arizona and that the Phoenix clinic, due in part to a delay in obtaining Medicare approval of the facility, was not yet meeting anticipated revenue projections. Although the Corporation relinquished the 84% Option, PMM Shareholders retain the 100,000 shares of the Corporation's Common Stock they received in exchange for the 84% Option.

         Due to the negative equity recorded on the PMM December 31, 1995 unaudited financial statements and in accordance with the Statement of Financial Accounting Standards, No. 115 (FAS 115), the Corporation has written its investment in PMM down to zero. This resulted in a charge to current earnings of $1,051,217.

NOTE 18--ACQUISITION OF TEXT RETRIEVAL SYSTEMS, INC. ("TRS")

         On April 2, 1996 the Corporation exercised its option and completed the 100% acquisition of TRS, a privately-held corporation based in Ponte Vedra Beach, Florida. In October 1995 the Corporation acquired the option with a 35% initial ownership interest in TRS. Under the terms of that Agreement, the Corporation issued 100,000 shares of its stock to the prior owners and granted TRS a $750,000 line of credit for working capital purposes. To complete the acquisition of TRS, the Corporation issued 2,500,000 additional shares of its stock and converted the outstanding balance on the line of credit to equity.

         TRS publishes electronic reference libraries that link related data sources for convenient access by personal computers. The electronic libraries, often containing thousands of pages, are connected by hypertext cross-reference links. This permits users to access massive documents while avoiding time-consuming manual research. One of the latest TRS products is an employer's compliance library which links all federal employment laws and related regulations to a compendium of state statutes and regulations. Other TRS libraries include comprehensive compliance data for the retail and public housing markets.

         Since its incorporation in 1994, TRS has been involved in the development and packaging of software used in its electronic libraries, and in the marketing of its products. TRS has 20 employees including 3 software writers, and 12 marketers. As of June 30, 1995, the end of its fiscal year, TRS had total assets of $515,295, and for the year ended revenues of $45,043, and a net loss of $69,342.

         The Corporation is accounting for its initial investment in TRS by the equity method of accounting under which the Corporation's share of the net income (loss) of the affiliate is recognized as income (loss) in the Corporation's operations and is added to (subtract from) the investment account. The loss recorded by the Corporation for the year ended December 31, 1995 was $48,687. At the date of acquisition, the Corporation's investment exceeded its share of the underlying equity in the assets of TRS by $61,970. This amount is not being amortized because of the subsequent acquisition of the remainder of TRS' outstanding stock subsequent to the year end.

         Unaudited financial statements of TRS at December 31, 1995 reflect the following for the six months ended December 31, 1995:

Assets            $ 728,424
Liabilities          85,700
                    -------

Equity              642,724
                    =======

Revenues            168,403
Expenses            248,793

Net loss            (80,390)
                    =======


NOTE 19--LEASING ACTIVITIES

         During the current year, the Company entered into leasing activities which consist of the leasing of fry cook units to be placed in various locations and operated by the lessee. All of the Company's leases are classified as direct financing leases. Under the direct financing method of accounting for leases, the total net rentals receivable under the lease contracts are recorded as a net investment in direct financing leases, and the unearned income on each lease is recognized each month at a constant periodic rate of return on the unrecovered investment.

         The composition of the net investment in direct financing leases at December 31, 1995, is as follows:

                  Total minimum lease payments to be received           603,168
                  Unearned lease income                                 123,898

                           Net investment in direct financing leases    479,270

         The minimum future lease payments due under the direct financing leases are as follows:

                  1996                       148,239
                  1997                       148,239
                  1998                       148,239
                  1999                       137,514
                  2000                        20,937

                  Total minimum future
                           lease payments    603,168

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

HORNE CPA GROUP



Jackson, Mississippi
March 7, 1996

SCHEDULE III
DIXIE NATIONAL CORPORATION (PARENT ONLY)
BALANCE SHEET

                                                                          December 31,
                                                                    1995                 1994
                                                                    ----                 ----
ASSETS
   Cash                                                          $1,314,053           $  196,883
   Marketable equity securities                                   2,227,904            2,000,000
   Leases receivable                                                471,272                  -
   Receivable from affiliates                                        14,529               22,093
   Investment in stock of TRS                                       249,916                  -
   Equity in net assets of subsidiaries                           1,969,542           13,985,455
       Excess of cost over net assets of subsidiary, net                                 693,637
    Furniture and equipment, net                                     31,526
Income taxes recovery receivable                                    302,000
                                                                 ----------           ----------

                                       TOTAL ASSETS              $6,580,742          $16,898,068
                                                                  =========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Notes payable                                                   $   41,667          $ 5,408,748
 Note payable - subsidiaries                                      1,800,000            1,800,000
 Income taxes payable                                                   -                 21,134
 Accounts payable as accrued expenses                                12,077               60,950
 Amount due subsidiaries                                            136,155              425,783
 Deferred income tax payable                                        127,483                  -
                                                                 ----------           ----------
TOTAL LIABILITIES                                                 2,117,382            7,716,613
                                                                 ----------           ----------

                                   STOCKHOLDERS' EQUITY           4,463,360            9,181,455
                                                                  ---------           ----------

                                   TOTAL LIABILITIES AND
                                   STOCKHOLDERS' EQUITY          $6,580,742          $16,898,068
                                                                  =========           ==========

See accompany notes to consolidated financial statements.

DIXIE NATIONAL CORPORATION (PARENT ONLY)
STATEMENTS OF OPERATIONS


                                                                               Years Ended December 31,
                                                                    1995                 1994                1993
                                                                    ----                 ----                ----
REVENUES
   Administrative fees                                           $1,386,000         $  1,848,000        $  1,848,000
   Investment income                                                356,758                3,317               5,979
   Other                                                             54,621                  -                   -
                                                                 ----------          -----------         -----------
                                              TOTAL REVENUES      1,797,379            1,851,317           1,853,979
                                                                 ==========           ==========          ==========

EXPENSES
   General and administrative                                     1,223,217            1,337,243           1,592,615
   Interest                                                         392,996              404,254             741,229
   Loss on write-down of non-marketable securities                1,051,217            1,051,217                 -
   Loss on sale of life insurance subsidiary                      4,174,535                  -                   -
                                                                  ---------            ---------           ---------
                                              TOTAL EXPENSES      6,841,965            1,741,497           2,333,844
                                                                  ---------            ---------           ---------

                              INCOME BEFORE EQUITY IN INCOME
                                OF CONSOLIDATED SUBSIDIARIES     (5,044,586)             109,820            (479,865)

Equity in income (loss) of consolidated subsidiaries             (1,804,986)          (2,664,599)           (477,273)
                                                                  ---------           ----------           ---------

                                          NET INCOME (LOSS)     $(6,849,572)         $(2,554,779)        $  (957,138)
                                                                 ==========           ==========          ==========
Earnings Per Share                                                     (.65)                (.39)               (.15)
                                                                 ==========           ==========          ==========

DIXIE NATIONAL CORPORATION (PARENT ONLY)
STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31
                                                                                         1995         1994             1993
                                                                                         ----         ----             ----
Cash flows from operating activities
   Net (loss)                                                                         $ (6,849,572) $(2,554,779) $  (957,138)
      Adjustments to reconcile net loss to net
         cash provided by operating activities
             Equity in loss of subsidiaries                                                799,188    2,664,599    1,005,946
             Basis in sale of life insurance subsidiary                                 11,563,621
             Unrealized gain on investments                                               (227,904)
             Loss on write-down of non-marketable securities                             1,103,778
             (Increase) decrease in accounts receivable from affiliates                      7,564        2,210       (2,148)
             Decrease in accrued liabilities                                               (25,073)         (56)      (1,074)
             Decrease in amounts due from subsidiaries                                    (289,628)
             (Increase) in income taxes recoverable                                       (302,000)
             (Increase) in deferred income taxes                                           106,349
             Other, net                                                                          0       73,116       (4,361)
                                                                                        ----------   ----------   ----------
                    Net cash provided by operating activities                            5,888,323      185,090       41,225
                                                                                        ==========   ==========   ==========

Cash flows from investing activities
   (Increase) leases receivable                                                           (471,272)
   Investment in non-marketable securities                                                (249,916)
   Acquisition of furniture and equipment                                                  (31,526)
   Proceeds from sale of life insurance subsidiary                                       1,350,640
                                                                                        ----------   ----------   ----------

                    Net cash provided by investing activities                              597,926            0            0
                                                                                        ----------   ----------   ----------

Cash flows from financing activities
  Retirement of notes payable                                                           (5,442,079)               (2,110,886)
  Proceeds from borrowing                                                                   75,000                 1,515,000
                                                                                        ----------                 ---------

                    Net cash used by financing activities                               (5,367,079)           0     (595,886)
                                                                                        ----------   ----------    ---------
  Net increase (decrease) in cash and cash equivalents                                   1,117,170      185,090     (554,661)
  Cash and cash equivalents at beginning of year                                           196,883       11,793      556,454
                                                                                        ----------   ----------    ---------
  Cash and cash equivalents at end of year                                             $ 1,314,053  $   196,883   $   11,793
                                                                                        ==========   ==========    =========

Supplemental cash flow information:

  Cash paid for income taxes                                                           $         0  $       750   $   12,896
                                                                                        ==========   ==========    =========
  Cash paid for interest                                                               $   436,204  $   460,485   $  506,309
                                                                                        ==========   ==========    =========


See accompanying notes to consolidated financial statements.

DIXIE NATIONAL CORPORATION (PARENT ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 1995

1. The accompanying condensed financial information should be read in conjunction with consolidated financial statements and notes thereto of Dixie National Corporation which are included in this Form 10K.

2. At December 31 the notes payable presented in Dixie National Corporation's Parent Only Statements included the following:

                                                      1995                1994
                                                      ----                ----
Notes payable to bank                             $   41,667                 -
Note payable to an insurance company                     -            $3,688,746
Convertible Notes                                        -             1,720,000
Note payable to subsidiary                         1,800,000           1,800,000
                                                  ----------          ----------
                                                   1,841,667           7,208,746
Less current maturities                               41,667           5,408,746
                                                  ----------           ---------
                                                  $1,800,000          $1,800,000
                                                   =========           =========

SCHEDULE VI
DIXIE NATIONAL CORPORATION AND SUBSIDIARIES
REINSURANCE
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

          COLUMN A             COLUMN B          COLUMN C         COLUMN D           COLUMN E              COLUMN F
          --------             --------          --------         --------           --------             ---------

                                                                                                        Percentage of
                                 Gross        Ceded to Other    Assumed From                            Amount Assumed
                                Amount           Companies     Other Companies      Net Amount              To Net
                                ------           ---------     ---------------      ----------              ------
1995
- ----
Life Insurance
   in force                       -                 -                 -                  -                 -

1994
- ----
Life Insurance
   in force                 $310,922,000      $228,076,000      $141,936,000       $224,782,000               63%
                             ===========       ===========       ===========        ===========               ==

Premiums
   Life insurance           $  4,252,963      $    374,631      $                  $  3,878,332
   Annuities                     335,786                                                335,786
   Accident and
      health insurance         5,302,039                                              5,302,039
                             -----------       -----------      ------------        -----------
   Total premiums           $  9,890,788      $    374,631     $                   $  9,516,157
                             ===========       ===========      ============        ===========

1993
- ----
Life insurance
   in force                 $331,301,000      $255,455,000     $ 112,491,000       $188,337,000               60%
                             ===========       ===========      ============        ===========               ==
Premiums
   Life insurance           $  5,400,953      $    465,903     $                   $  4,935,050
   Annuities                     378,903                                                378,903
   Accident and
      health insurance        14,185,336                                             14,185,336
                             -----------       -----------      ------------        -----------
   Total premiums           $ 19,965,192      $    465,903     $                   $19,.499,289
                             ===========       ===========      ============        ===========

SCHEDULE VIII
DIXIE NATIONAL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 1995, 1994 AND 1993


COLUMN A                      COLUMN B           COLUMN C           COLUMN D          COLUMN E
- --------                      --------           --------           --------          --------
                             Balance at         Charged to
                              Beginning          Costs and        Deductions-      Balance at End
Description                   of Period          Expenses           Describe         of Period
- -----------                   ---------          --------           --------         ---------
Allowance for
   Doubtful
   Accounts
   --------

     1995                          -                 -                 -                  -

     1994                     $  480,000          $ 82,556         $(366,661) (1)   $   195,895
                              ==========          ========         =========        ===========

     1993                     $1,000,000          $246,584         $(766,584) (1)   $   480,000
                              ==========          ========         =========        ===========


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


                                      DIXIE NATIONAL CORPORATION
                                      --------------------------
                                               (Registrant)


Date: April 11, 1996                  By:    /s/Samuel Leroy Reed
                                             ----------------------------------
                                             Samuel Leroy Reed
                                             Chairman of the Board
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/Samuel Leroy Reed, Jr.                                                                       April 11, 1996
    ------------------------------------------------------------------------------------------------
   Samuel Leroy Reed, Jr.
   Chairman of the Board
   Chief Executive Officer
   (Principal Executive Officer)

                                                                                                    April 11, 1996
   -------------------------------------------------------------------------------------------------
   Tammy H. Etheridge
   Director

    /s/John E. Haggar                                                                               April 11, 1996
    ------------------------------------------------------------------------------------------------
   John E. Haggar
   Director

   /s/Robert B. Neal                                                                                April 11, 1996
   -------------------------------------------------------------------------------------------------
   Robert B. Neal
   Director

    /s/Dennis Nielsen                                                                               April 11, 1996
    ------------------------------------------------------------------------------------------------
    Dennis Nielsen
    Director

     /s/Joseph D. Pegram                                                                            April 11, 1996
     -----------------------------------------------------------------------------------------------
    Joseph D. Pegram
    Director

    /s/James G. Ricketts                                                                            April 11, 1996
    ------------------------------------------------------------------------------------------------
    James G. Ricketts
    Director

     /s/Herbert G. Rogers, III                                                                      April 11, 1996
    ------------------------------------------------------------------------------------------------
    Herbert G. Rogers, III
    Director

     /s/Marcia C. Cohen                                                                             April 11, 1996
    ------------------------------------------------------------------------------------------------
    Marcia C. Cohen
    Director

      /s/David E Williams                                                                           April 11, 1996
    ------------------------------------------------------------------------------------------------
    David E. Williams
    Vice President Finance
    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit
Number            Description
- -------------------------------------------------------------------------------------------
(2)(c)            Accounts receivable financing agreement
                  dated as of February 26, 1996 between
                  Dixie National Corporation and Text
                  Retrieval Systems, Inc. including
                  amended restated option agreement.

(3)(b)(1)         Amendment to Article III of Bylaws
                  effective January 24, 1996

(3)(b)(2)         Amendment to Article IV of Bylaws
                  effective March 24, 1996

(21)              Subsidiaries of the Registrant

(27)              Financial Data Schedule