Form 10-Q
period 1996-03-31
DIXIE NATIONAL CORP
filed 1996-05-13
CIK 29322

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For Three Months Ended March 31, 1996           Commission File Number 0-3296

                           DIXIE NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

MISSISSIPPI                                         64-0440887
(State of other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)

                            107 THE EXECUTIVE CENTER
                    HILTON HEAD ISLAND, SOUTH CAROLINA 29928
                    (Address of Principal Executive Office)

Registrant's telephone number including area code:  (803) 785-7850

                                      NONE
Former name, former address, and former fiscal year, if changed since last report.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                             Yes / X /       No /   /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              CLASS                             OUTSTANDING AT APRIL 3, 1996
 COMMON STOCK, $1.00 PAR VALUE                           13,097,66

                           DIXIE NATIONAL CORPORATION

                                     INDEX

                                                                       PAGE
PART I:   FINANCIAL INFORMATION

   Item 1.      Financial Statements

                Consolidated Balance Sheets - March 31, 1996 and
                December 31, 1995 ...................................   3

                Consolidated Statements of Operations for the Three
                Months ended March 31, 1996 and 1995 ................   4

                Consolidated Statements of Cash Flows for the Three
                Months ended March 31, 1996 and 1995 ................   5

                Notes to Consolidated Financial Statements ..........   6

                Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations .......   8

PART II.  OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K ....................   9

SIGNATURES ..........................................................   9

DIXIE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                            MARCH 31,       DECEMBER 31,
                                                                 1996               1995
                                                          -----------      -------------
ASSETS
Current Assets
   Cash and cash equivalents                              $ 3,508,695        $ 1,377,869
   Accounts receivable - miscellaneous                          3,527             14,027
   Federal income tax receivable                              302,000            302,000
   Leases receivable - current portion (note 4)               100,853             98,097
   Investment in marketable securities                              0          2,227,904
                                                          -----------      -------------

      Total Current Assets                                  3,915,075          4,019,897
                                                          -----------      -------------

Plant, Property, and Equipment
   Plant, property, and equipment (at cost)                 1,225,827          1,225,445
   Accumulated depreciation                                  (823,660)          (814,510)
                                                          -----------      -------------

      Total Plant, Property, and Equipment (net)              402,167            410,935
                                                          -----------      -------------

Non-Current Assets
   Leases receivable - non-current portion (note 4)           365,239            373,175
   Investment in TRS (note 3)                                 492,975            137,946
   Advances to TRS secured by accounts receivable
      (note 3)                                                135,597
   Goodwill  - TRS (note 3)                                    61,970             61,970
   Option - TRS (note 3)                                      100,000            100,000
   Investment in PMM (note 5)                                       0                  0
                                                          -----------      -------------
      Total Non-current Assets                              1,155,781            673,091
                                                          -----------      -------------
      Total Assets                                        $ 5,473,023        $ 5,103,923
                                                          ===========      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                  $    95,386        $    42,578
   Notes payable                                               23,341             41,667
   Mortgage note payable - current portion                    107,839            107,862
                                                          -----------      -------------
      Total Current Liabilities                               226,566            192,107
                                                          -----------      -------------

Non-current Liabilities
   Mortgage note payable - non-current portion                295,673            320,973
   Deferred taxes                                             127,483            127,483
                                                          -----------      -------------
      Total Non-Current Liabilities                           423,156            448,456
                                                          -----------      -------------
      Total Liabilities                                       649,722            640,563
                                                          -----------      -------------

Stockholders' Equity
   Common stock                                            10,598,773         10,598,773
   Discount on common stock                                  (996,222)          (996,222)
   Treasury stock                                              (1,112)            (1,112)
   Retained earnings (deficit)                             (4,778,138)        (5,138,079)
                                                          -----------      -------------
      Total Stockholders' Equity                            4,823,301          4,463,360
                                                          -----------      -------------

      Total Liabilities and Stockholders' Equity
                                                          $ 5,473,023        $ 5,103,923
                                                          ===========      =============


          See Accompanying Notes to Consolidated Financial Statements

DIXIE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT AND
CHANGES IN RETAINED EARNINGS (DEFICIT)
           (UNAUDITED)


                                                                   MARCH 31,        MARCH 31,
                                                                        1996    1995 (NOTE 2)
                                                                   ---------    -------------
REVENUES
   Rental income                                                 $    46,650                0
                                                                 -----------      -----------
      Total Revenue                                                   46,650                0
                                                                 -----------      -----------

EXPENSES
   Wages, benefits, and related costs                                 61,427
   Depreciation                                                        9,150
   Interest expense                                                   10,998          145,776
   General and administrative expenses                               176,271          307,837
                                                                 -----------      -----------
      Total Operating Expenses                                       257,846          453,613
                                                                 -----------      -----------

OPERATING INCOME (LOSS)                                             (211,196)        (453,613)
                                                                 -----------      -----------

NON-OPERATING INCOME (LOSS)
   Interest income - investments                                      24,179           54,159
   Lease income - Fry Guy, Inc. (note 4)                              19,131                0
   TRS loss (note 3)                                                (143,333)               0
   Gain on disposal of marketable securities                         671,160                0
                                                                 -----------      -----------
      Total Non-operating Income (loss)                              571,137           54,159
                                                                 -----------      -----------

Income (loss) from continuing operations before income taxes         359,941         (399,454)
Income taxes                                                               0                0
                                                                 -----------      -----------
Income (loss) from continuing operations                             359,941         (399,454)
Income (loss) from operation of discontinued subsidiary Dixie
Life (note 2)                                                              0         (226,131)
Estimated (loss) on disposal of Dixie Life (note 2)                        0       (4,182,738)
                                                                 -----------      -----------
      Net income (loss)                                              359,941       (4,808,323)

Retained earnings (deficit) at beginning of period                (5,138,079)       1,711,493
                                                                 -----------      -----------

Retained earnings (deficit) at end of period                     $(4,778,138)     $(3,096,830)
                                                                 ===========      ===========

Earnings per share:
   Income (loss) from continuing operations                           $0.034          $(0.048)
                                                                      ======          =======
   Income (loss) from discontinued operations                         $    0          $(0.522)
                                                                      ======          =======
   Net income                                                         $0.034          $(0.570)
                                                                      ======          =======


          See Accompanying Notes to Consolidated Financial Statements

DIXIE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  1996        1995 (NOTE 2)
                                                             ---------        -------------
Cash Flows from Operating Activities
   Net income (loss) from continuing operations               $359,941           $(399,454)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
   Depreciations                                                 9,150                   0
   Increase in accounts payable                                 52,808                   0
   Decrease in lease and accounts receivable                    15,680                   0
   Decrease in notes payable                                   (43,649)                  0
                                                             ---------           ---------
   Total adjustments to net income (loss)                       33,989                   0
                                                             ---------           ---------
   Net cash provided by operating activities                   393,930            (399,454)
                                                             ---------           ---------

Cash flows from investing activities:
   Proceeds from sale of marketable securities               2,227,904                   0
   Increase in Fry Guy, Inc. leases                                  0            (531,567)
   Increase in investment in TRS                              (293,060)                  0
   Increase in accounts receivable loan to TRS                (197,566)                  0
   Increase in fixed assets                                       (382)            (19,693)
                                                             ---------           ---------
   Net cash provided (used) by investing activities          1,736,896            (551,560)
                                                             ---------           ---------

Cash flows from financing activities:
   Payments on debts                                                 0             (35,689)
                                                             ---------           ---------
   Net cash provided (used) by investing activities                  0             (35,689)
                                                             ---------           ---------
   Net cash provided (used) by discontinued operations               0            (497,779)
                                                             ---------           ---------
   Net increase (decrease) in cash and cash equivalents      2,130,826          (1,484,482)
   Cash and cash equivalents - beginning of year             1,377,869           4,655,458
                                                             ---------           ---------
   Cash and cash equivalents - end of year                  $3,508,695          $3,170,976
                                                             =========           =========

DIXIE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Dixie National Corporation ("Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the detail and disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1996 are not necessarily indications of the results that may be expected for the year ending December 31, 1996. More detailed information is contained in the Notes to Consolidated Financial Statements included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1995.

All adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial statements are included and consist only of normal recurring adjustments.

NOTE 2 - DISCONTINUED OPERATIONS - DIXIE NATIONAL LIFE INSURANCE COMPANY

On October 2, 1995 the Corporation completed the sale of Dixie National Life Insurance Company ("Dixie Life"), which was 99.3% owned by the Corporation to Standard Life Insurance Company of Indiana. Dixie Life represented virtually all of the Corporation's assets and operations. Accounting Principles Board Opinion No. 30 (APB 30) required reporting the operations of discontinued operations as a single net amount in the statement of operations. Beginning on January 1, 1996, the Corporation started reporting its insurance operations as discontinued operations and accordingly has restated its March 31, 1995 and December 31, 1995 financial statements as herein presented to reflect this change.

NOTE 3 - ACQUISITION OF TEXT RETRIEVAL SYSTEMS, INC. ("TRS")

On April 2, 1996 the Corporation exercised its option and completed the 100% acquisition of TRS, a privately-held corporation based in Ponte Vedra Beach, Florida. In October 1995 the Corporation acquired the option with a 35% initial ownership interest in TRS. Under the terms of the TRS agreement, the Corporation issued 100,000 shares of its common stock to the prior owners and granted TRS a $750,000 line of credit for working capital purposes. To complete the acquisition of TRS, the Corporation issued 2,500,000 additional shares of its common stock.

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

Since its incorporation in 1994, TRS has been involved in the development and packaging of software used in its electronic libraries, and in the marketing of its products. TRS has 20 employees including 3 software writers, and 12 marketers. As of June 30, 1995, the end of its fiscal year, TRS had total assets of $515,295, and for the year then-ended revenues of $45,043, and a net loss of $69,342.

The Corporation is accounting for its initial investment in TRS by the equity method of accounting under which the Corporation's share of the net income
(loss) of the affiliate is recognized as income (loss) in the Corporation's operations and is added to (subtract from) the investment account. The loss recorded by the Corporation for the three months ended March 31, 1996 was $143,333. At the date of the initial acquisition, the Corporation's investment exceeded its share of the underlying equity in the assets of TRS by $61,970. This amount is not being amortized because of the subsequent acquisition of the remainder of TRS' outstanding stock.

NOTE 4 - LEASING ACTIVITIES

During 1995, the Corporation entered into leasing activities which consist of the leasing of fry cook units to be placed in various locations and operated by the lessee. All of the Corporation's leases are classified as direct financing leases. Under the direct financing method of accounting for leases, the total net rentals receivable under the lease contracts are recorded as a net investment in direct financing leases, and the unearned income on each lease is recognized each month at a constant periodic rate of return on the unrecovered investment.

NOTE 5 - INVESTMENT IN PHOENIX MEDICAL MANAGEMENT, INC. ("PMM")

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

Due to the negative equity recorded on the PMM December 31, 1995 unaudited financial statements and in accordance with the Statement of Financial Accounting Standards No. 115 (FAS 115), the Corporation has written its investment in PMM down to zero. This resulted in a charge to 1995 earnings of $1,051,217. The Corporation is re-examining the investment in PMM but has made no decision as to its retention.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Corporation has a strong liquid position with current assets at March 31, 1996 in excess of $3,900,000 with the only significant liability being a mortgage of approximately $403,512.

On April 2, 1996 the Corporation issued 2,500,000 shares of its common stock to complete the 100% acquisition of TRS (see Note 3 of Notes to Consolidated Financial Statements). The Corporation anticipates funding TRS' future developmental and marketing expenditures from existing resources and TRS' profits, if any. The Corporation's future business plan contemplates the acquisition, ownership, and operation of companies primarily engaged in applied technology. The Corporation proposes to finance its acquisitions with its own funds, issuance of its common stock, and, to the extent feasible and appropriate, borrowings and public or private financing

Results of Operations

As described in Note 2 of Notes to Consolidated Financial Statements, the Corporation completed the sale of Dixie Life on October 2, 1995. The March 31, 1995 Consolidated Income Statement has been restated to reflect Dixie Life as a discontinued operation.

Three Months Ended March 31, 1996 Compared to
Restated Three Months Ended March 31, 1995

For the three months ended March 31, 1996, the Corporation had net income from continuing operations of $359,941 ($.034 per share) compared to a net loss from continuing operations of $399,454 ($.048 per share) for the comparable period of 1995. This increase resulted primarily from gain on sale of the remaining Alanco Environmental Resources, Inc. stock ($671,160) partially offset by the Corporation's 35% equity share of the TRS loss for the three months ended March 31, 1996. The $134,778 decrease in interest expense results from the liquidation of notes payable at the time of the sale of Dixie Life. Rental income represents income from the obligation of Standard Life Insurance Company to pay $15,000 per month rent to Vanguard, Inc., a wholly-owned subsidiary of the Corporation, through December 31, 1996, the expiration date of an existing lease on the office building previously occupied by the Corporation and Dixie Life. The obligation terminates upon earlier sales of the building.

PART II.  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits
        (27) Financial Data Schedule

(b)     Reports on Form 8-K
        None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Dixie National Corporation
                                            -----------------------------
                                            (Registrant)

                                            /s/G. Thomas Reed
                                            -----------------------------
Date:  May 13, 1996                         G. Thomas Reed
                                            President and
                                            Chief Operating Officer

                                            /s/David E. Williams
                                            -----------------------------
Date:  May 13, 1996                         David E. Williams
                                            Vice President Finance
                                            and Chief Financial Officer