Form 10-Q
period 1996-06-30
DIXIE NATIONAL CORP
filed 1996-08-22
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                      For Six Months Ended June 30, 1996

                              ETHIKA CORPORATION
                     (Formerly Dixie National Corporation)
 ----------------------------------------------------------------------------
           (Exact name of registrant as specified in its character)

 Mississippi                      0-3296                       64-0440887
 ----------------------------------------------------------------------------
 (State of other               (Commission                    (IRS employer
 jurisdiction of                file number)                   identification
 incorporation)                                                number)

                           107 The Executive Center
                   Hilton Head Island, South Carolina, 29928
 ----------------------------------------------------------------------------
                   (Address of principal executive offices)

              Registrant's telephone number, including area code:
 ----------------------------------------------------------------------------
                                (803) 785-7850


                                     NONE
 ----------------------------------------------------------------------------
 Former name, former address, and former fiscal year, if changed since last


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.       YES [X]      NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

              CLASS                            OUTSTANDING AT AUGUST 19, 1996
   COMMON STOCK, $1.00 PAR VALUE                         13,824,273

                              ETHIKA CORPORATION

                                     INDEX

                                                                          PAGE

PART I:     FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Consolidated Balance Sheets - June 30, 1996 and
        December 31, 1995 ..................................................3

        Consolidated Income Statements for the Three and Six
        Months ended June 30, 1996 and 1995 ................................4

        Consolidated Statements of Cash Flows for the Six
        Months ended June 30, 1996 and 1995 ................................5

        Notes to Consolidated Financial Statements .......................6-7

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations .......................8-9

PART II:    OTHER INFORMATION

    Item 5.  Other Information ............................................10

    Item 6.  Exhibits and Reports on Form 8-K .............................10

SIGNATURES ................................................................10

                     ETHIKA CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS ( Unaudited)

                                                June 30,     December 31,
                                                  1996           1995
ASSETS
Current Assets
Cash and cash equivalents                       $2,849,933    $1,377,869
Accounts receivable - miscellaneous                 21,840        14,027
Federal income tax receivable                      302,000       302,000
Leases receivable - current portion (note 4)        99,088        98,097
Investment in marketable securities                            2,227,904
Inventory                                           22,628
                                                -----------   -----------

Total Current Assets                             3,295,489     4,019,897

Plant, Property, and Equipment
Plant, property, and equipment (at cost)         1,386,227     1,225,445
Accumulated depreciation                          (846,752)     (814,510)
                                                -----------   -----------

Total Plant, Property, and Equipment (net)         539,475       410,935

Non-Current Assets
Leases receivable - non-current portion (note 4)   331,990       373,175
Investment in TRS (note 3)                                       137,946
Goodwill Net - TRS (note 3)                      2,765,414        61,970
Option - TRS (note 3)                                            100,000
                                                -----------   -----------

Total Non-current Assets                         3,097,404       673,091
                                                -----------   -----------

Total Assets                                    $6,932,368    $5,103,923
                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued expenses             $290,258       $42,578
Notes payable                                          893        41,667
Mortgage note payable - current portion            110,558       107,862
                                                -----------   -----------

Total Current Liabilities                          401,709       192,107

Non-current Liabilities
Mortgage note payable - non-current portion        263,872       320,973
Deferred taxes                                     127,483       127,483
                                                -----------   -----------

Total Non-Current Liabilities                      391,355       448,456
                                                -----------   -----------

Total Liabilities                                  793,064       640,563
                                                -----------   -----------

Stockholders Equity
Common stock                                    13,098,773    10,598,773
Discount on common stock                        (1,504,972)     (996,222)
Treasury stock                                      31,656        31,656
Retained earnings (deficit)                     (5,453,385)   (5,138,079)
                                                -----------   -----------

Total Stockholders Equity                        6,139,304     4,463,360
                                                -----------   -----------

Total Liabilities and Stockholders Equity       $6,932,368    $5,103,923
                                                ===========   ===========

See Accompanying Notes to Consolidated Financial Statements

                     ETHIKA CORPORATION AND SUBSIDIARIES
   CONSOLIDATED INCOME STATEMENT AND CHANGES IN RETAINED EARNINGS (DEFICIT)
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (Unaudited)

                                               Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                               1996        1995             1996        1995
                                             --------------------         --------------------
                                                         (Note 2)                     (Note 2)
                                                         --------                     --------
REVENUES
Rental income                                 $47,125                     $93,775
Software sales                                $38,452                      38,452
                                              --------                    --------

Total Revenue                                  85,577                     132,227

EXPENSES
Wages, benefits, and related costs            265,020                     326,448
Materials                                      17,325                      17,335
Depreciation                                    9,150                      18,300
Amortization                                  139,140                     139,140
Interest expense                                8,423      147,684         19,422      293,460
General and administrative expenses           367,261       43,531        545,147      351,368
                                            ----------   ----------     ----------   ----------

Total Operating Expenses                      806,319      191,215      1,065,792      644,828
                                            ----------   ----------     ----------   ----------

OPERATING INCOME (LOSS)                      (720,742)    (191,215)      (933,565)    (644,828)

NON-OPERATING INCOME (LOSS)
Interest income - investments                  31,577        9,398         55,757       63,557
Lease income - Fry Guy, Inc. (note 4)          14,480                      33,612
TRS loss (note 3)                                                        (265,643)
Gain on disposal of marketable securities                                 672,785
                                           -----------  -----------    -----------  -----------
Total Non-operating Income (loss)              46,057        9,398        496,511       63,557
                                           -----------  -----------    -----------  -----------

Income (loss) from continuing                (674,685)    (181,817)      (437,054)    (581,271)
  operations before income taxes

Income taxes

Income (loss) from continuing operations     (674,685)    (181,817)      (437,054)    (581,271)
Income (loss) from operation of                           (610,592)                   (836,723)
discontinued subsidiary(note 2)
Estimated (loss) on disposal of Dixie Life
 (note 2)                                                  505,738                  (3,677,000)
                                           -----------  -----------    -----------  -----------
Net income (loss)                            (674,685)    (286,671)      (437,054)  (5,094,994)

Retained earnings (deficit) at             (4,900,448)  (3,096,830)    (5,138,079)   1,711,493
beginning of period                        -----------  -----------    -----------  -----------


Retained earnings (deficit) at end of      (5,575,133)  (3,383,501)    (5,575,133)  (3,383,501)
period                                     ===========  ===========    ===========  ===========


Earnings per share:
Income (loss) from continuing operations       ($.051)      ($.017)        ($.033)      ($.055)
                                               =======      =======        =======      =======

Income (loss) from discontinued operations          0       ($.058)              0        (.08)
                                               =======      =======        =======      =======

Net income (loss)                              ($.051)      ($.027)        ($.033)      ($.485)
                                               =======      =======        =======      =======

See Accompanying Notes to Consolidated Financial Statements

                      ETHIKA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Six Months Ended
                                                                         June 30,

                                                                   1996            1995
                                                                -----------     -----------
Cash Flows from Operating Activities
Net income (loss) from continuing operations                     ($437,054)      ($581,271)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
Depreciations                                                       14,850
Amortization                                                       139,140
Increase in accounts payable                                       (86,219)         32,529
Decrease in lease and accounts receivable                           32,381
Decrease in notes payable                                          (70,782)          3,390
Increase in inventory                                              (31,228)
                                                                -----------     -----------

Total adjustments to net income (loss)                              29,370           3,151
                                                                -----------     -----------

Net cash provided by operating activities                         (407,684)       (578,120)

Cash flows from investing activities:
Proceeds from sale of marketable securities                      2,227,904
Decrease in investment activities                                 (265,643)
Increase in Fry Guy, Inc. leases                                                  (531,567)
Increase (decrease) in fixed assets                                (26,568)         18,023
                                                                -----------     -----------

Net cash provided (used) by investing activities                 1,934,153        (546,312)

Cash flows from financing activities:
Payments on debts                                                  (54,405)          3,151
                                                                -----------     -----------

Net cash provided (used) by investing activities                   (54,405)          3,151
                                                                -----------     -----------

Net cash provided (used) by discontinued operations                             (2,156,308)
                                                                -----------     -----------

Net increase (decrease) in cash and cash equivalents             1,472,064      (3,277,589)
Cash and cash equivalents - beginning of period                  1,377,869       4,655,458
                                                                -----------     -----------

Cash and cash equivalents - end of period                       $2,849,933      $1,377,869
                                                                ===========     ===========

Non-cash transaction:
  Purchase of TRS for 2,500,000 shares of common stock (note 3)

ETHIKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ethika Corporation ("Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the detail and disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. More detailed information is contained in the Notes to Consolidated Financial Statements included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1995.

All adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial statements are included and consist only of normal recurring adjustments.

NOTE 2 - DISCONTINUED OPERATIONS - DIXIE NATIONAL LIFE INSURANCE COMPANY

On October 2, 1995 the Corporation completed the sale of Dixie National Life Insurance Company ("Dixie Life"), which was 99.3% owned by the Corporation to Standard Life Insurance Company of Indiana. Dixie Life represented virtually all of the Corporation's assets and operations. Accounting Principles Board
Opinion No. 30 (APB 30) required reporting the operations of discontinued operations as a single net amount in the statement of operations. Beginning on January 1, 1996, the Corporation started reporting its insurance operations as discontinued operations and accordingly has restated its June 30, 1995 and December 31, 1995 financial statements as herein presented to reflect this change.

NOTE 3 - ACQUISITION OF TEXT RETRIEVAL SYSTEMS, INC. ("TRS")

On April 2, 1996 the Corporation exercised its option and completed the 100% acquisition of TRS, a privately-held corporation based in Ponte Vedra Beach, Florida. In October 1995 the Corporation acquired the option with a 35% initial ownership interest in TRS. Under the terms of the TRS agreement, the Corporation issued 100,000 shares of its common stock to the prior owners and granted TRS a $750,000 line of credit for working capital purposes. To complete the acquisition of TRS, the Corporation issued 2,500,000 additional shares of its common stock. The 2,500,000 additional shares of its common stock having a $1 per share par value had a market value of $.7965 per share at the date of acquisition resulting in recording a discount on the Corporation's common stock of $508,750. The final purchase price to be paid for TRS and numbers of shares to be issued will be determined based upon certain performance criteria to be measured for the twelve months ending June 30, 1997.

TRS publishes electronic reference libraries that link related data sources for convenient access by personal computers. The electronic libraries, often containing thousands of pages, are connected by hypertext cross-reference links. This permits users to access massive documents while avoiding time-consuming manual research. One of the latest TRS products is an employer's compliance library, HR/Comply, which links all federal employment laws and related regulations to a compendium of state statutes and regulations. Other TRS libraries include comprehensive compliance data for the retail and public housing markets.

Since its incorporation in 1994, TRS has been involved in the development and packaging of software used in its electronic libraries, and in the marketing of its products. TRS has 28 employees including 3 software writers and 12 marketers.

The Corporation accounted for its initial investment in TRS under the equity method of accounting. The Corporation recorded a loss of $265,643 for the three months ended March 31, 1996 (revised loss from the previously-reported loss of $143,333). At the date of the initial acquisition, the Corporation's investment exceeded its share of the underlying equity in the assets of TRS by $61,970. The total amount of goodwill recognized by completing the 100% acquisition of TRS is $3,050,824. For financial statement purposes, the goodwill will be amortized over a sixty-month period. The consolidated statements of operations for six months ended June 30, 1996 include $139,140 of amortization. See Item 2 Management's Decision and Analysis of Financial Condition and Results of Operations for the discussion of TRS' performance since acquisition.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Corporation has a strong liquid position with current assets at June 30, 1996 in excess of $3,200,000 with the only significant liability being a mortgage on the former headquarters of the Corporation for approximately $375,000 of which $110,558 is current.

On April 2, 1996 the Corporation issued 2,500,000 shares of its common stock to complete the 100% acquisition of TRS (see Note 3 of Notes to Consolidated Financial Statements). The Corporation anticipates funding TRS' future developmental and marketing expenditures from existing resources and TRS' revenues. The Corporation's future business plan contemplates the acquisition, ownership, and operation of companies primarily engaged in applied technology. The Corporation proposes to finance its acquisitions with current funds, issuance of its common stock, and, to the extent feasible and appropriate, borrowings and public or private financing.

On August 17, 1996 the Corporation acquired 100% of the outstanding shares of Compass Data Systems, Inc. ("CDS"), a privately-held corporation. CDS is located in Salt Lake City, Utah and publishes electronic information providing turnkey reference services to a wide variety of industries and organizations. Among its principal product offerings are state tax law reference libraries which keep subscribers current on tax law changes.

CDS began operations in May 1991 and currently employs 8 full-time employees. At April 30, 1996, the most current fiscal year end, CDS had assets of $157,246 with no significant liabilities. Revenues for the year were $450,477 generating pre-tax income of $7,790.

The transaction was completed through an exchange of stock. The Corporation issued 726,612 shares of its common stock to Eric R. and Sherry Fredrickson, the sole shareholders of CDS. In addition, Mr. Fredrickson entered into a two-year employment contract. He also entered into a two-year non-compete contract for which he received $50,000 at closing and will receive another $50,000 in 1997.

The Corporation is reporting its acquisition of CDS in this Form 10-Q Quarterly Report in lieu of filing a separate Form 8-K report for the acquisition. Consistent with the provisions of Form 8-K, the Corporation will file a Form 8-K as soon as practicable but no later than November 1, 1996 to provide financial statements of CDS as required for an acquired business.

RESULTS OF OPERATIONS

As described in Note 2 of Notes to Consolidated Financial Statements, the Corporation completed the sale of Dixie Life on October 2, 1995. The June 30, 1995 Consolidated Income Statement has been restated to reflect Dixie Life as a discontinued operation.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED
TO RESTATED SIX MONTHS ENDED JUNE 30, 1995

For the six months ended June 30, 1996, the Corporation had a net loss from continuing operations of $437,054 ($.033 per share) compared to a net loss from continuing operations of $581,271 ($.055 per share) for the comparable period of 1995. This decrease in loss resulted primarily from gain on sale of the remaining Alanco Environmental Resources, Inc. stock ($672,785) offset by the Corporation's 35% equity share of the TRS loss for the three months ended March 31, 1996 ($265,643) combined with a $121,881 loss on TRS operations since acquisition. The $274,038 decrease in interest expense results from the liquidation of notes payable at the time of the sale of Dixie Life. Rental income represents income from the obligation of Standard Life Insurance Company to pay $15,000 per month rent to Vanguard, Inc., a wholly-owned subsidiary of the Corporation, through December 31, 1996, the expiration date of an existing lease on the office building previously occupied by the Corporation and Dixie Life. The obligation terminates upon earlier sale of the building.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED
TO RESTATED THREE MONTHS ENDED JUNE 30, 1995

For the three months ended June 30, 1996, the Corporation had a net loss from continuing operations of $674,685 ($.051 per share) compared to a net loss of $181,817 ($.017 per share) for the comparable period in 1995. This increase in loss from continued operations results from the completion of developmental expenses associated with the launch of the TRS human resource (HR/Comply) product. These expenses are somewhat offset by a reduction in interest expense of $139,261 resulting from the liquidation of notes payable at the time of the sale of Dixie Life.

PART II.  OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

On August 13, 1996 Dixie National Corporation changed its name to Ethika Corporation. For many years Dixie National Corporation's former principal subsidiary, Dixie Life, was a regional insurance company based in Jackson, Mississippi. With the sale of Dixie Life in October 1995, the Corporation's headquarters relocated to South Carolina, and its business focus shifted to applied technology with a view to nationwide markets. The regional connotation of the name "Dixie" and the insurance business it was associated with no longer applied. Accordingly, the name change was approved by the Board of Directors pursuant to Mississippi law.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        (27) Financial Data Schedule

(b)     Reports on Form 8-K

The Corporation filed the following Form 8-K Current Reports during the second quarter of 1996:

   Date of Report               Item Reported                        Subject
 -----------------             ---------------                      ---------
   June 25, 1996            Item 2.  Acquisition or                 Financial statements of Text
                            Disposition of Assets (Previously       Retrieval Systems, Inc., as a
                            reported in Form 10-K for year          business acquired by the
                            ended December 31, 1995)                Corporation

                            Item 7.  Financial Statements and
                            Exhibits

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Ethika  Corporation
                                              -------------------
                                              (Registrant)

                                              /s/G. THOMAS REED
                                              -----------------
Date:  August 21, 1996                        G. Thomas Reed
                                              President and
                                              Chief Operating Officer

                                              /s/DAVID E. WILLIAMS
                                              --------------------
Date:  August 21, 1996                        David E. Williams
                                              Senior Vice President Finance
                                              and Chief Financial Officer