Form 10-Q
period 1996-09-30
ETHIKA CORP
filed 1996-11-19
CIK 29322

SECURITIES EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Nine Months Ended September 30, 1996         Commission File Number 0-3296

                              ETHIKA CORPORATION
                     (Formerly Dixie National Corporation)
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

            CLASS                             OUTSTANDING AT NOVEMBER 15, 1996
 COMMON STOCK, $1.00 PAR VALUE                            13,824,273

                              ETHIKA CORPORATION

                                     INDEX

                                                                          PAGE

PART I:     FINANCIAL INFORMATION

       Item 1.     Financial Statements

                   Consolidated Balance Sheets - September 30, 1996 and
                   December 31, 1995.........................................3

                   Consolidated Income Statement for the Three
                   and Nine Months ended September 30, 1996 and 1995.........4

                   Consolidated Statements of Cash Flows for the Nine
                   Months ended September 30, 1996 and 1995..................5

                   Notes to Consolidated Financial Statements................6

       Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................8

PART II:    OTHER INFORMATION

       Item 1.     Legal Proceedings.........................................9

       Item 4.     Submission of Matters to a Vote of Security Holders.......9

       Item 6.     Exhibits and Reports on Form 8-K..........................9

SIGNATURES..................................................................10

ETHIKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS  (Unaudited)

                                                       September 30,   December 31,
                                                           1996            1995
                                                          ------          ------

ASSETS
Current Assets
Cash and cash equivalents                              $2,375,393      $1,377,869
Accounts receivable - miscellaneous                       118,988          14,027
Federal income tax receivable                             302,000         302,000
Leases receivable - current portion                       102,342          98,097
Investment in marketable securities                             0       2,227,904
Inventory                                                  20,969               0
                                                       -----------     -----------

Total Current Assets                                    2,919,692       4,019,897

Plant, Property, and Equipment
Plant, property, and equipment (at cost)                1,445,386       1,225,445
Accumulated depreciation                                 (884,987)       (814,510)
                                                       -----------     -----------

Total Plant, Property, and Equipment (net)                560,399         410,935

Non-Current Assets
Leases receivable - non-current portion (note 5)          305,152         373,175
Investment in TRS (note 3)                                      0         137,946
Goodwill Net - (note 3 & 4)                             2,901,046          61,970
Option - TRS (note 3)                                           0         100,000
                                                       -----------     -----------

Total Non-current Assets                                3,206,198         673,091
                                                       -----------     -----------

Total Assets                                           $6,686,289      $5,103,923
                                                       ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses                    $454,905         $42,578
Notes payable                                                 893          41,667
Mortgage note payable - current portion                   113,345         107,862
                                                       -----------     -----------

Total Current Liabilities                                 569,143         192,107

Non-current Liabilities
Mortgage note payable - non-current portion               234,689         320,973
Deferred taxes                                            131,483         127,483
                                                       -----------     -----------

Total Non-Current Liabilities                             366,172         448,456
                                                       -----------     -----------

Total Liabilities                                         935,315         640,563
                                                       -----------     -----------

Stockholders' Equity
Common stock                                           13,825,385      10,598,773
Discount on common stock                               (1,831,584)       (996,222)
Treasury stock                                             (1,604)         (1,112)
Retained earnings (deficit)                            (6,241,223)     (5,138,079)
                                                       -----------     -----------

Total Stockholders' Equity                              5,750,974       4,463,360
                                                       -----------     -----------

Total Liabilities and Stockholders' Equity             $6,686,289      $5,103,923
                                                       ===========     ===========

See Accompanying Notes to Consolidated Financial Statements

ETHIKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT AND CHANGES IN RETAINED EARNINGS (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,1996 AND 1995 (Unaudited)

                                                 Three Months Ended                          Nine Months Ended
                                                    September 30,                              September 30,
                                                 1996            1995                       1996             1995
                                            ------------     ------------               ------------     ------------
                                                               (NOTE 2)                                    (NOTE 2)
                                                             ------------                                ------------
REVENUES
Rental income                                $   45,000                                  $  138,775
Software sales                                  164,364                                     202,816
                                            ------------                                ------------
Total Revenue                                   209,364                                     341,591

EXPENSES
Wages, benefits, and related costs              274,687                                     601,134
Materials                                        64,665                                      81,990
Depreciation                                     10,735                                      29,035
Amortization of intangibles                     149,308                                     288,448
Interest expense                                  9,143       $   97,752                     28,564       $  391,212
General and administrative expenses             398,712          306,671                    942,244          658,039
                                            ------------     ------------               ------------     ------------

Total Operating Expenses                        907,250          404,423                  1,971,415        1,049,251
                                            ------------     ------------               ------------     ------------
OPERATING INCOME (LOSS)                        (697,886)        (404,423)                (1,629,824)      (1,049,251)

NON-OPERATING INCOME (LOSS)
Interest income - investments                    16,414           10,930                     72,170           74,487
Lease income - Fry Guy, Inc. (note 5)            13,757           54,000                     47,368           54,000
TRS loss (note 3)                                     0                                    (265,643)
Gain on disposal of marketable securities         1,625                0                    672,785                0
                                            ------------     ------------               ------------     ------------
Total Non-operating Income (loss)                31,796           64,930                    526,680          128,487
                                            ------------     ------------               ------------     ------------

Income (loss) from continuing operations       (666,090)        (339,493)                (1,103,144)        (920,764)
before income taxes
Income taxes

Income (loss) from continuing operations       (666,090)        (339,493)                (1,103,144)        (920,764)
Income (loss) from operation of discontinued                    (211,151)                                 (1,047,874)
subsidiary (note 2)
Estimated (loss) on disposal of Dixie Life)
(note 2)                                              0         (355,296)                         0       (4,032,296)
                                            ------------     ------------               ------------     ------------

Net income (loss)                              (666,090)        (905,940)                (1,103,144)      (6,000,934)

Retained earnings (deficit) at beginning
of period                                    (5,575,133)      (3,383,501)                (5,138,079)       1,711,493
                                            ------------     ------------               ------------     ------------

Retained earnings (deficit) at end of
period                                      ($6,241,223)     ($4,289,441)               ($6,241,223)     ($4,289,441)
                                            ============     ============               ============     ============
Earnings per share:
Income (loss) from continuing operations         ($.048)          ($.032)                    ($.088)          ($.088)
                                            ============     ============               ============     ============
Income (loss) from discontinued operations            0           ($.054)                         0           ($.484)
                                            ============     ============               ============     ============
Net income (loss)                                ($.048)          ($.086)                    ($.088)          ($.572)
                                            ============     ============               ============     ============
See Accompanying Notes to Consolidated
Financial Statements

ETHIKA  CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                       1996                  1995
                                                                      ------                ------
Cash Flows from Operating Activities
Net income (loss) from continuing operations                       ($1,103,144)            ($920,764)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
Depreciation                                                            29,035                78,694
Amortization                                                           288,448
Increase (decrease) in accounts payable                                (35,326)               37,092
(Increase) decrease in lease and accounts receivable                   (64,385)
(Increase) decrease in inventory                                           119                     0
                                                                   ------------          ------------

Total adjustments to net income (loss)                                 217,891               115,786
                                                                   ------------          ------------

Net cash provided by operating activities                             (885,253)             (804,978)

Cash flows from investing activities:
Proceeds from sale of marketable securities                          2,227,904
Decrease in equity investments                                        (253,507)
Increase in Fry Guy, Inc. leases                                        64,500              (531,567)
Increase in accounts receivable loan to TRS
(Increase) decrease in fixed assets                                    (34,545)              (49,645)
                                                                   ------------          ------------
Net cash provided (used) by investing activities                     2,004,352              (581,212)

Cash flows from financing activities:
Payments on debts                                                      (80,801)              (74,793)
Decrease in notes payable                                              (40,774)               50,000
                                                                   ------------          ------------
Net cash provided (used)  by investing activities                     (121,575)              (24,793)
                                                                   ------------          ------------
Net cash provided (used) by discontinued operations                          0               920,291
                                                                   ------------          ------------

Net increase (decrease) in cash and cash equivalents                   997,524              (490,692)
Cash and cash equivalents - beginning of period                      1,377,869             5,319,456
                                                                   ------------          ------------
Cash and cash equivalents - end of period                           $2,375,393            $4,828,764
                                                                   ============          ============

ETHIKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ethika Corporation ("Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the detail and disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. More detailed information is contained in the Notes to Consolidated Financial Statements included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1995.

All adjustments, which in the opinion of Management are necessary for a fair presentation of such financial statements, are included and consist only of normal recurring adjustments.

NOTE 2 - DISCONTINUED OPERATIONS - DIXIE NATIONAL LIFE INSURANCE COMPANY

On October 2, 1995 the Corporation completed the sale of Dixie National Life Insurance Company ("Dixie Life"), which was 99.3% owned by the Corporation to Standard Life Insurance Company of Indiana. Dixie Life represented virtually all of the Corporation's assets and operations. Accounting Principles Board
Opinion No. 30 (APB 30) required reporting the operations of discontinued operations as a single net amount in the statement of operations. Beginning on January 1, 1996, the Corporation started reporting its insurance operations as discontinued operations and accordingly has restated its September 30, 1995 and December 31, 1995 financial statements as herein presented to reflect this change.

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

The Corporation accounted for its initial investment in TRS under the equity method of accounting. The Corporation recorded a loss of $265,643 for the three months ended March 31, 1996 (revised loss from the previously-reported loss of $143,333). At the date of the initial acquisition, the Corporation's investment exceeded its share of the underlying equity in the assets of TRS by $61,970. The total amount of goodwill recognized by completing the 100% acquisition of TRS is $3,050,824. For financial statement purposes, the goodwill will be amortized over a sixty-month period. The consolidated statements of operations for nine months ended September 30, 1996 include $278,280 of amortization. See Item 2 Management's Decision and Analysis of Financial Condition and Results of Operations for the discussion of TRS' performance since acquisition.

NOTE 4 - ACQUISITION OF COMPASS DATA SYSTEMS, INC.

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

NOTE 5 - LEASING ACTIVITIES

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Corporation has a strong liquid position with current assets at September 30, 1996 in excess of $2,900,000 with the only significant liability being a mortgage on the former headquarters of the Corporation for approximately $348,000 of which $113,345 is current.

RESULTS OF OPERATIONS

As described in Note 2 of Notes to Consolidated Financial Statements, the Corporation completed the sale of Dixie Life on October 2, 1995. The September 30, 1995 Consolidated Income Statement has been restated to reflect Dixie Life as a discontinued operation.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
TO RESTATED NINE MONTHS ENDED SEPTEMBER 30, 1995

For the nine months ended September 30, 1996, the Corporation had a net loss from continuing operations of $1,103,144 ($.088 per share) compared to a net loss from continuing operations of $920,764 ($.088 per share) for the comparable period of 1995. The loss results from expenditures related to the start-up nature of Text Retrieval Systems, Inc. ("TRS") which was acquired in April 1996. Losses on TRS since acquisition total $634,892. Since TRS and Compass Data Systems, Inc. ("CDS") (acquired August 17, 1996) assets are largely intangible, the Corporation has recorded approximately $3,200,000 in goodwill associated with these acquisitions. This goodwill is being amortized over a 60-month period and to date has contributed $288,448 to the Corporation's losses. Rental income represents income from the obligation of Standard Life Insurance Company to pay $15,000 per month rent to Vanguard, Inc., a wholly-owned subsidiary of the Corporation, through December 31, 1996, the expiration date of an existing lease on the office building previously occupied by the Corporation and Dixie Life. The obligation terminates upon earlier sale of the building.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
TO RESTATED THREE MONTHS ENDED SEPTEMBER 30, 1995

For the three months ended September 30, 1996, the Corporation had a net loss from continuing operations of $666,090 ($.048 per share) compared to a net loss of $339,493 ($.032 per share) for the comparable period in 1995. This increase in loss from continued operations results from the completion of developmental expenses associated with the launch of the TRS human resource (HR/Comply) product. These expenses are somewhat offset by a reduction in interest expense of $88,000 resulting from the liquidation of notes payable at the time of the sale of Dixie Life.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in the Corporations Form 8-K current report dated August 17, 1996, on September 16, 1996 a lawsuit was filed in United States District Court for the Southern District of Mississippi, Jackson Division, by certain plaintiffs against the Corporation; its Chairman and Chief Executive Officer, S.L. Reed; and E.R. Ellenbecker, an individual not affiliated with the Corporation. On October 30, 1996 Ethika filed its Answer to this lawsuit. A counter claim was made, and additional parties were added to the lawsuit by Ethika.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Corporation held on September 26, 1996, the shareholders approved the amendment to Article III, Section 6 of the Corporation's Bylaws reducing the minimum and maximum number of Directors of the Corporation to not less than five nor more than fifteen by the following vote: For = 9,907,411; Against = 34, 716; and Withheld = 6,384.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        (27) Financial Data Schedule

(b)     Reports on Form 8-K

The Corporation filed the following Form 8-K Current Reports during the third quarter of 1996:

    DATE OF REPORT              ITEM REPORTED                 SUBJECT

   August 17, 1996        Item 2. Acquisition or        Additional information
                          Disposition of Assets         relating to the acqui-
                          (Previously reported in       sition of CDS
                          Form 10-Q for quarter
                          ended June 30, 1996)

                          Item 5. Other Events          Disclosure of lawsuit
                                                        filed against Ethika
                                                        Corporation and others.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Ethika  Corporation
                                              --------------------------------
                                              (Registrant)

                                              /s/G. Thomas Reed
                                              --------------------------------
Date:  November 18, 1996                      G. Thomas Reed
                                              President and
                                              Chief Operating Officer

                                              /s/David E. Williams
                                              --------------------------------
Date:  November 18, 1996                      David E. Williams
                                              Senior Vice President Finance
                                              and Chief Financial Officer