Form 10-K
period 1996-12-31
ETHIKA CORP
filed 1997-04-03
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended Commission file number
                            DECEMBER 31, 1996 0-3296

                               ETHIKA CORPORATION
             (Exact Name Of Registrant As Specified In Its Charter)

                             MISSISSIPPI 64-0440887
                   (State or other jurisdiction (IRS employer
              of incorporation or organization) identification no.)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ X ]   NO [   ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

AS OF MARCH 14, 1997, 14,031,585 COMMON SHARES WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE CLOSING AVERAGE OF THE BID AND ASKED PRICES ON THE OVER-THE-COUNTER MARKET) OF ETHIKA CORPORATION HELD BY NON-AFFILIATES WAS APPROXIMATELY $5,088,255.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1 - BUSINESS

General

Ethika Corporation ("Ethika" or the "Corporation"), through its wholly-owned subsidiaries, Text Retrieval Systems, Inc. ("TRS"), a Florida corporation acquired on April 2, 1996 and Compass Data Systems, Inc. ("CDS") a Utah corporation acquired on August 17, 1996, is primarily engaged in publishing electronic reference libraries that link related data sources for convenient access by personal computers. The Corporation's future business plan contemplates the acquisition, ownership, and operation of companies primarily engaged in applied technology. The Corporation proposes to finance its acquisitions with its own funds, issuances of its common stock, and, to the extent feasible and appropriate, borrowings and public or private financing. For further information, see "Recent Developments" below. The term "Corporation" as used herein includes the Corporation and its subsidiaries as the context indicates.

Recent Developments

The discussion in this report includes forward-looking statements that involve risks and uncertainties. The Corporation's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section and elsewhere in this report.

Sale of Life Insurance Company

The Corporation was organized in 1966 as a Mississippi corporation under the name "Dixie National Corporation." Until the sale on October 2, 1995 to Standard Life Insurance Company of Indiana ("Standard") of its 99.3% owned subsidiary, Dixie National Life Insurance Company ("Dixie Life"), a Mississippi corporation organized in 1965, the Corporation was an insurance holding company primarily engaged in the life insurance business. Prior to the sale of Dixie Life, virtually all of the Corporation's consolidated revenues were represented by premium income and net investment income generated in Dixie Life's insurance operations. Dixie Life represented virtually all of the Corporation's principal assets and operations. The sale of Dixie Life has been accounted for as a discontinued operation. (For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below).

Acquisition Of TRS

On April 2, 1996 the Corporation completed the acquisition of Text Retrieval Systems, Inc. ("TRS"), a privately-held corporation based in Ponte Vedra Beach, Florida. The transaction has been accounted for as a purchase and accordingly the results of operations of TRS since April 2, 1996 have been included in the Corporation's Results of Operations. TRS publishes electronic reference libraries that link related data sources for convenient access by personal computers. The Corporation had previously acquired a 35% initial ownership interest in TRS through the issuance of 100,000 shares of its stock to the TRS shareholders and the extension of a line of credit during 1995. The completion of the purchase transaction included cash paid through prior advances to TRS and the issuance of 2,500,000 shares of contingently returnable common stock. The shares are returnable to the Corporation if certain 1997 earning targets are not achieved. Management originally believed it was probable that the established targets would be met in total; accordingly, as of April 2, 1996, the fair value of the 2,500,000 contingent returnable shares ($1,991,250) was included in the purchase price resulting in a total estimated purchase price at acquisition of $2,659,482. In the fourth quarter, Management determined that earnings targets would not be met in total and accordingly, recorded an adjustment to the purchase price reducing intangible assets by the remaining unamortized balance related to the contingent shares of $1,792,125. The Corporation has amended the agreement with TRS whereby the earnings targets have been revised and extended through December 31, 1997. The Corporation will adjust intangible assets as the contingencies are resolved. If the earnings targets are not totally met, the former shareholders will return all or part of the contingent shares to the Corporation.

Effective October 1, 1996, the Corporation revised estimates used in determining the lives of intangible assets acquired through its acquisition of TRS and CDS from five years to three years.

During 1995 and the first quarter of 1996, the Corporation accounted for its initial investment in TRS by the equity method under which the Corporation's share of the net loss of the affiliate was recognized in the Corporation's operations and included as an adjustment to the investment balance. The losses recorded by the Corporation were $265,643 and $48,687 for the quarter ended March 31, 1996 and the year ended December 31, 1995, respectively.

Amortization expense of approximately $503,000 recorded during the year ended December 31, 1996 relating to TRS intangible assets include a write-off of $171,000 for one of the two products being developed by TRS at the time of acquisition (a real estate library product). During the fourth quarter of 1996, the Corporation elected to abandon this product because Management subsequently determined the product had limited marketability.

Acquisition of CDS

On August 17, 1996 Ethika purchased 100% of Compass Data Systems ("CDS"), a privately-held corporation based in Salt Lake City, Utah for a total purchase price of $500,000. CDS publishes electronic information reference services to a wide variety of industries and organizations. Among its principal product offerings are state tax law reference libraries which keep subscribers current on tax law changes. The transaction has been accounted for as a purchase. Accordingly, the results of operations of CDS since August 17, 1996 have been included in the Corporation's results. The transaction was completed through an exchange of stock. The Corporation issued 726,612 shares of common stock with a fair value of $400,000 to Eric R. Fredrickson and Sherry Fredrickson, the sole shareholders of CDS. In addition, Mr. Fredrickson entered into a two-year employment contract. He also entered into a three-year non-compete contract. CDS began operation in May 1991 and currently employs eight full-time employees.

Acquisition of Publishing, Distribution, and Development Rights of CodeManager

On November 22, 1996 the Corporation entered into an agreement with the American Medical Association ("AMA") to cooperatively publish and distribute a newly-developed electronic reference library for medical service providers. The new PC-based product, known as CodeManager, simplifies and speeds the coding process of procedures and diagnoses for health insurance claim forms. The publishing, distribution, and future development rights of the CodeManager Reference Library were purchased from American Practice Management, Inc. ("APM") and Consulting Concepts, Inc. in a transaction closed on January 31, 1997 in exchange for 180,000 shares of Ethika common stock having a fair market value of approximately $101,250.

Acquisition And Write-Down Of PMM

As previously reported, the Corporation entered into an agreement with Universal Management Services ("UMS"), a Nevada corporation, as of October 27, 1994 ("UMS Agreement") which agreement was amended and restated effective as of March 24, 1995 ("Second Amended and Restated UMS Agreement"). The Agreement provided that UMS had certain rights, since expired, to assist the Corporation in placing shares of the Corporation's common stock. In connection with the Second Amended and Restated UMS Agreement, on June 29, 1995, the Corporation issued 2,000,000 shares of its common stock in exchange for 16% of the outstanding common shares of PMM, a privately-owned company, and 100,000 shares of its common stock for an option to acquire the remaining 84% of the common shares of PMM for 10,400,000 additional shares of the Corporation's common stock. The 84% option was relinquished by the Corporation in July 1995.

Due to the negative equity recorded on the PMM December 31, 1995 unaudited financial statements, the Corporation has written its investment in PMM down to zero. As reported in this Form 10-K Annual Report, this resulted in a charge to December 31, 1995 earnings of $1,051,217. The Corporation is currently involved in litigation to recover its investment in PMM. (See "Legal Proceedings" below).

Sale Of Investment In Alanco Stock

The UMS Agreement provided, among other things, that UMS would assist the Corporation in locating potential investors for its common stock. On November 29, 1994, the Corporation received common stock of Alanco Environmental Resources, Inc. ("Alanco") having a market value of $2,000,000 in consideration for the sale, with UMS' assistance, of 2,000,000 shares of the Corporation's common stock. This transaction has been previously reported and is more fully discussed in the annual and quarterly reports and the Corporation's Proxy Statement dated September 5, 1995.

Alanco is a publicly-traded company that files periodic reports under the Securities Exchange Act of 1934. In December 1995 the Corporation sold 75,000 of its shares of Alanco stock in the open market and realized a $10,020 profit. In addition, during the year ended December 31, 1995, the Corporation recorded an unrealized gain on its remaining Alanco stock of $347,859. During the first quarter of 1996, the Corporation sold the remaining Alanco shares in open market transactions resulting in the recognition of a gain of $671,160 for the year ended December 31, 1996. (See "Legal Proceedings" below for additional information).

Future Business Plans

The acquisitions of TRS, CDS, and CodeManager mark the entry of the Corporation into the applied technology area which, in Management's opinion, offers strong growth potential. The Corporation is also considering other lines of business, but does not expect to reenter the life insurance business. The Corporation is exploring several potential business opportunities, principally in applied technology, and is engaged in discussions concerning companies that the Corporation may have an interest in acquiring. However, these discussions are essentially in their preliminary stages and no agreements have been reached as to any further acquisitions. The Corporation's business plan contemplates the operation as well as the ownership of businesses it may acquire in the future.

Employees

At December 31, 1996, the Corporation had (in all locations) thirty-two employees including Officers. (See "Recent Developments" above for acquisition and divestiture information).

ITEM 2 - PROPERTIES

Vanguard, a wholly-owned subsidiary of the Corporation, continues to own the previous home office of the Corporation, a two-story building located in Jackson, Mississippi. Under the terms of the sale of Dixie Life, Standard is obligated to pay $15,000 per month plus certain expenses to Vanguard on an existing lease that expired December 31, 1996. Standard is currently in default of this agreement by not paying rent and certain other charges due for the months of October, November, and December, 1996.

ITEM 3 - LEGAL PROCEEDINGS

As previously reported, on September 16, 1996 a lawsuit was filed in the United States District Court for the Southern District of Mississippi, Jackson Division, styled EURAM B.V., Peeper, et al. vs. Ethika by certain plaintiffs against Ethika and its Chairman, S.L. Reed, Jr. This suit alleges breach of fiduciary duties, fraud, conspiracy to breach fiduciary duty of loyalty and care, breach of contract, misrepresentation, and conversion. These allegations arise from the transactions surrounding the Corporation's issuance of 2,000,000 shares of its stock in exchange for 16% interest in PMM and the sale by the Corporation of $2,000,000 of its stock in exchange for shares of Alanco stock with an aggregate market value of $2,000,000. On October 30,1996 Ethika filed answers to the suit and instituted a counterclaim against the individuals named in the above suit and other defendants not named in the original suit. The Corporation believes , on the advice of outside legal counsel, that the plaintiffs' suit is without merit, and that its resolution will not have a material effect on the Corporation, however, it is too early in the proceedings to assure the outcome.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's common stock is traded in the over-the-counter market and is quoted on the NASDAQ Small Cap market system under the symbol ETKA. The following table sets forth the reported high and low sales price as reported by the National Quotation Bureau, Inc. for the quarters indicated. This information does not include retail markups, markdowns, or commissions.

                            1996                               1995
          ----------------------------------------------------------------------
                    High            Low               High              Low
                  -------          ------            ------            -----
Quarter
First                1              1/8              1 1/32            13/16
Second              7/8             3/8              1 1/32            13/16
Third              11/16            3/8                 1               1/2
Fourth               1             13/32             1 5/16             3/8

No dividends were paid on the Corporation's common stock during the last two years, and the Corporation does not intend to pay dividends in the foreseeable future. The number of holders of record of common stock of the Corporation on March 14, 1997 was 2,412.

The Corporation issued shares of common stock in connection with three acquisition transactions in 1996. These include the issuance of: 726,612 shares issued in August 1996 in consideration for CDS (363,306 shares to Eric Fredrickson and 363,306 shares to Sherry Fredrickson); 180,000 shares issued in February 1997 in consideration for the CodeManager Reference Library (135,000 shares to Consulting Concepts, Inc. and 45,000 shares to APM); and 2,500,000 shares issued in April 1996 in consideration for the completion of the acquisition of TRS. The securities were issued in private transactions pursuant to negotiated purchase agreements and in reliance upon exemptions from registration pursuant to Regulation D and Section 4(2) of the Securities Act of 1933. See "Business - Recent Developments."

ITEM 6 - SELECTED FINANCIAL DATA

Selected consolidated financial data for the Corporation and its subsidiaries is set forth in the following table. (For additional information, see "Notes to Consolidated Financial Statements").

                                  1996              1995              1994              1993             1992
                             ------------      ------------      ------------      ------------      ------------
FOR THE YEAR ENDED
DECEMBER 31:

  Net software sales ...     $    287,164
Loss from continuing
operations .............        2,941,852      $  1,439,976      $    119,564      $    117,910      $    115,840
Other income (expense) .          658,461        (1,013,430)           29,929               --                --
Loss from discontinuing
operations .............             --           4,570,683         2,465,144           839,228          (964,824)
                             ------------      ------------      ------------      ------------      ------------
NET LOSS ...............     $ (2,283,391)     $ (6,849,572)     $ (2,554,779)     $   (957,138)     $    848,984
                             ============      ============      ============      ============      ============

PER COMMON SHARE AMOUNTS
  Primary and fully
diluted
    Net income (loss) ..     $      (.209)     $      (.723)     $       (.39)     $       (.15)     $        .13
                                               ============      ============      ============      ============

AT YEAR-END:
  TOTAL ASSETS .........     $  3,917,048      $  5,103,923      $ 44,577,452      $ 56,255,734      $ 55,540,644
                             ============      ============      ============      ============      ============
Total Debt .............     $    321,293      $    470,507      $  6,103,839      $  6,253,670      $  7,003,517
                             ============      ============      ============      ============      ============


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

During 1995 the Corporation sold its insurance company operations which was its only business in prior years and, therefore, there are no comparative revenue amounts.

The Corporation began its transition to an applied technology company during 1996 through the acquisition of TRS and CDS (See "Recent Developments" above). TRS and CDS are engaged in publishing electronic reference libraries that link related data sources for convenient access by personal computers.

These companies enter into software subscription agreements with their customers to provide periodic updates to the information contained in the various products. Revenue is recognized ratably over the term beginning with the sale of the product and ending on the subscription renewal date. Revenue recognized during 1996 under this method was $287,164 giving rise also to deferred revenue of approximately $243,399 which will be recognized during 1997. Approximately 48% of the 1996 revenues were derived from the HR/Comply product, a human resource library marketed to Human Resource professionals throughout the country by TRS. Selling, general, and administrative expenses increased by approximately $1,010,261 resulting primarily from increased legal fees due to the litigation as discussed in Item 3 - Legal Proceedings, acquisition search and related costs, and developmental costs associated with completing and marketing the HR/Comply product. Amortization expense increased by approximately $571,836 due to the amortization of intangible assets acquired through the Corporation's acquisition program. Included in the amortization expense is a write-off of $171,000 for one of the two products being developed by TRS at the time of acquisition that will no longer be marketed. Other income and expense items generated $658,461 in income compared to a $1,013,430 loss in 1995. This is primarily due to the increase in rental income on the former corporate headquarters located in Jackson, Mississippi; interest income increase of approximately $70,000 due to more cash investments; a decrease in interest expense of $396,080 due to the lower average debt level; the gain on the sale of the Alanco stock in 1996 of $671,000; the write-off of the Corporation's equity interest in PMM of $1,051,000; and the unrealized gain in Alanco stock of $358,000 in 1995.

There were no  provisions  or benefits  from income taxes in 1996 due to taxable
net  operating  loss  carry-forwards   generated  by  current  operations.   The
realization of future tax benefits from these items is uncertain at this time.

On October 2, 1995, the Corporation completed the sale of Dixie Life, which was 99.3% owned by the Corporation, to Standard. The sale resulted in a loss of $4,174,535 ($.441 per share). In accordance with Accounting Principles Board Opinion No. 30 (APB 30) which calls for reporting the operations of discontinued operations as a single net amount in the statement of operations, the Corporation's prior year's financial statements have been restated to reflect discontinued operations. The Company incurred a net loss of $ 6,849,572 in 1995 compared to a net loss of $2,554,779 in 1994. On a per-share basis the net loss for 1995 was $.72 compared to a net loss of $.39 in 1994.

Liquidity And Capital Resources

The Corporation accomplished the acquisitions of TRS and CDS through the issuance of its common stock. Management anticipates to continue using its common stock to acquire additional companies in the technology field. Management believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating, product development, and capital expenditure requirements. This belief is based on the Corporation's current and planned level of operations. During 1996 the Corporation generated approximately $2,900,000 of cash flow from the sale of its marketable securities. This was a non-recurring transaction. At December 31, 1996, the Corporation had approximately $1,906,000 in cash.

Recent Accounting Pronouncements

In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share, which the Corporation is required to adopt next year. Basic earnings per share, as defined by the new standard, will represent only the weighted-average shares outstanding and will exclude common share equivalents from the calculation. Diluted earnings per share, as defined by the new standard, would include common share equivalents. The Corporation does not expect that this standard will significantly affect the reporting of the results of operations.

Limited Operating History, New Business Strategy and Potential Changes to Business Strategies

The Corporation has had a limited operating history since the sale of its life insurance subsidiary. The Corporation reported a net loss of $2,283,391 and an accumulated deficit of $7,421,470 for its fiscal year ended December 31, 1996. No assurance can be given that the Corporation will be able to achieve or sustain profitable operations.

The Corporation's current business strategy is to pursue the acquisition of new business opportunities, initially focusing on businesses utilizing applied technology. The Corporation began implementing this new strategy in early 1996 based on Management's analysis of the potential markets, products, opportunities and difficulties that face the Corporation. There can be no assurance that underlying assumptions accurately reflect trends in the industry or market and industry and customer acceptance of the target products. Competitive forces on marketing, distribution, and price of the Corporation's products, coupled with a need to generate new and innovative developments on a continual basis, make estimates of customer acceptance, sales, revenues and costs extremely difficult and unpredictable. There is no assurance that factors may not arise, presently known and unknown, that could dramatically alter or diminish the Corporation's market opportunities or the value of its products.

The Corporation continues to focus on acquiring companies and products in areas complementary to its current business, but no assurance can be given that it can identify and acquire such companies and products on terms acceptable to the Corporation or that, once acquired, such businesses and products will successfully contribute to the growth of the Corporation. The Corporation may, from time to time, undertake acquisitions or transactions in businesses and industries different from those currently engaged in by the Corporation. The effectiveness of the Corporation's strategies will not be measurable for some period of time.

Product Development and Technological Change

The Corporation must continually update the content of its products and adapt its products to emerging and changing personal computer systems. The Corporation presently delivers its software products in CD-ROM format for use on personal computers. No assurance can be given that CD-ROM technology will not be replaced by other information distribution and access technologies, such as the Internet, or that the Corporation could adapt its products to any such alternative technologies on a timely basis. Furthermore, the Corporation may choose to invest significant resources to explore the feasibility of adopting alternative technologies.

From time to time, operating system and text retrieval system developers will announce substantially modified versions of their systems. Following such proposed announcements, the Corporation may be required to expend substantial financial and personnel resources to achieve compatibility with the Corporation's products, the costs of which will increase as the Corporation offers a greater number of products. Should modifications of computer system requirements occur without the Corporation having the opportunity to develop products compatible with such modifications, the resulting decline in demand for the Corporation's products could have a material adverse effect on the Corporation's results of operations and financial condition.

The electronic information distribution market is characterized by continuously evolving standards and technology. The Corporation's ability to anticipate industry standards, to continue to apply advances in electronic information distribution technology and to develop new complementary products and services will be a significant factor in the Corporation's ability to grow and remain competitive. The Corporation's business and results of operations could be materially and adversely affected if new technologies were introduced or alternative technology developed to displace widespread use of the current systems. There can be no assurance that the Corporation will be able to respond in a timely manner to technological changes or that the ability of competitors to successfully incorporate evolving standards and technologies into new products will not render the Corporation's products noncompetitive. The failure by the Corporation to adapt to or incorporate new standards or technology could have a material adverse effect on the Corporation's business and results of operations.

Dependence on Relationship with Folio Corp.

The software products currently distributed by the Corporation, and certain products which the Corporation is negotiating to acquire, utilize text search software developed by Folio Corp. ("Folio"). The Corporation relies on its relationship with Folio, which includes licensing of Folio technology, collaborative product development and product support. Folio is not contractually obligated to continue such collaborative development or support activities and could discontinue such activities at any time. In addition, Folio is not contractually obligated to renew its licenses with the Corporation. Folio is collaborating with other vendors of products that compete with the Corporation's products, and Folio may elect not to renew its licenses with the Corporation in the future. There can be no assurance that Folio will continue to cooperate with the Corporation, and the inability of the Corporation to maintain and further develop its relationship with Folio would have a material adverse effect on the Corporation's results of operations.

Early State of Development of Industry; Unpredictable Market Acceptance

While the Corporation believes that the market and demand for electronic information retrieval systems will continue to grow, there can be no assurance as to the extent of any such growth. In addition, even if there is continued growth in the use of such systems, there can be no assurance that an increasing number of customers will elect to use products such as the Corporation's, to fulfill their needs, in lieu of obtaining and using alternative systems and equipment to fulfill such needs. The Corporation's estimates of future performance are based on Management's current analysis of the potential markets, products, opportunities and difficulties that face the Corporation. There can be no assurance that underlying assumptions accurately reflect trends in the industry or market and industry and consumer reactions to the products.

Competition

The Corporation competes in the marketplace primarily with other companies offering software products on federal and state tax regulations, legal resource materials and related matters, and with larger publishers of traditional print compilations of such materials. Existing competitors may continue to broaden their product lines and potential competitors, including large software manufacturers and publishers, may enter or increase their focus on the market, resulting in greater competition for the Corporation. New or existing competitors may also utilize new technologies, such as the Internet, to develop alternative systems for delivering these types of information. There can be no assurance that any of the Corporation's products will compete effectively against other products in general or legal, tax and related information products in particular. The Corporation's competitors include many companies, most of which have substantially greater financial, development, marketing and personnel resources than those of the Corporation.

Dependence on Key Personnel; Integration of New Management

The Corporation's future success depends to a significant extent on its senior management and other key employees, including key development personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Corporation's results of operations. The Corporation also believes that its future success will depend in large part on its ability to attract and retain additional key employees. Competition for such personnel in the computer industry is intense, and there can be no assurance that the Corporation will be successful in attracting and retaining such personnel.

Intellectual Property and Proprietary Rights

The Corporation relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Corporation currently has no registered trademarks, copyrights, patents or patent applications pending. The Corporation seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

The Corporation seeks to protect its brand names under trademark and unfair competition laws. Despite the Corporation's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Corporation's products or to obtain and use information that the Corporation regards as proprietary. Policing unauthorized use of the Corporation's products is difficult, and while the Corporation is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Corporation's means of protecting its proprietary rights will be adequate or that the Corporation's competitors will not independently develop similar technology.

Potential Volatility of Trading in the Corporation's Common Stock

Trading volumes of the Corporation's common stock have been relatively low. Factors such as variations in the Corporation's revenue, earnings and cash flow and announcements of technological innovations or price reductions by the Corporation, its competitors, Folio, or providers of alternative products could cause the market price of the Corporation's common stock to fluctuate substantially. In addition, the stock markets recently have experienced significant price and volume fluctuations that particularly have affected technology-based companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies.

NASDAQ Qualification Standards; "Penny Stock" Regulations

The Corporation's securities are currently traded on the NASDAQ "Small-Cap Market" system. Under the rules of the National Association of Securities Dealers, Inc. ("NASD"), in order to maintain listing in the system, the Corporation must, among other things, have at least $2,000,000 in assets, $1,000,000 in capital, a minimum bid price for its common stock of $1.00 per share, and at least two market makers. The Corporation's common stock is currently trading below $1.00 per share, but the Corporation is entitled to continue its listing pursuant to a provision providing exceptions for companies with a market float in excess of $1,000,000 and at least $2,000,000 in capital and surplus. The NASD has commenced the elimination of this exception, which will require that the Corporation's share price be at least $1.00 for the Corporation to continue its listing on NASDAQ. This amendment will permit the Corporation to maintain the standards for NASDAQ Small-Cap Market listing with respect to its common stock only if the minimum bid price of the Corporation's common stock rises to, and remains at or above, $1.00. No assurance can be given that this will be achieved and sustained. If the Corporation is unable to continue to satisfy the listing maintenance criteria, its listed securities will be subject to delisting. Trading, if any, in the listed securities would thereafter cease to be quoted in the NASDAQ system, and would be conducted in the over-the-counter market with inter-dealer bid and ask price quotes published in what are commonly referred to as the "pink sheets."

In addition, if the Corporation fails to maintain NASDAQ Small-Cap Market listing for its securities, and no other exclusion from the definition of a "penny stock" under the Securities Exchange Act of 1934 (the "Exchange Act") is available, then any broker engaging in a transaction in the Corporation's securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market values of the Corporation's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in the Corporation's securities, they would become less willing to engage in such transactions.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES




    Report of independent accountants

    Report of independent accountants

    Consolidated balance sheet as of December 31, 1996 and 1995

         Consolidated statement of operations for the three years ended December 31, 1996, 1995, and 1994

    Consolidated statement of cash flows for the three years ended
      December 31, 1996, 1995, and 1994

    Consolidated statement of changes in stockholders' equity for the three years ended December 31, 1996, 1995, and 1994

    Notes to Consolidated Financial Statements

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Ethika Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ethika Corporation and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996, in conformity  with  generally  accepted  accounting  principles.  These  financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



/s/Price Waterhouse, LLP
------------------------
PRICE WATERHOUSE, LLP
Atlanta, Georgia
March 27, 1997

INDEPENDENT AUDITOR'S REPORT


To The Shareholders
Ethika Corporation (formerly Dixie National Corporation)
Hilton Head Island, SC



We  have  audited  the  accompanying   consolidated   balance  sheet  of  Ethika
Corporation (formerly Dixie National Corporation) and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements, as restated, referred to above present fairly, in all material respects, the financial position of Ethika Corporation and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/Horne CPA Group
------------------
HORNE CPA GROUP


Jackson, Mississippi
March 7, 1996,  except as to
the restatement as described in
Note 1 which is as of March 27, 1997.

       Ethika Corporation and Subsidiaries
       Consolidated Balance Sheet December 31,  1996 and 1995


                                                                     1996              1995
                                                                ------------      ------------
Current Assets:
  Cash and cash equivalents ...............................     $  1,906,085      $  1,377,869
  Accounts receivable, net of allowance for doubtful
    accounts of $8,258 and $0 .............................           86,235            14,027
  Federal income tax refund receivable ....................          135,817           302,000
  Leases receivable .......................................          105,705            98,097
  Investment securities- Trading ..........................        2,227,904
  Inventory ...............................................           21,672              --
                                                                ------------      ------------

Total Current Assets ......................................        2,255,514         4,019,897

Property and equipment, net of accumulated depreciation ...          499,892           410,935
Leases  receivable ........................................          277,430           373,175
Intangible and other assets, net of accumulated
    amortization of $567,233 and $0 .......................          884,212           299,916
                                                                ------------      ------------

Total Assets ..............................................     $  3,917,048      $  5,103,923
                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:

  Accounts payable and accrued expenses ...................     $    527,762      $     42,578
  Current portion of notes payable ........................          116,201           107,862
  Deferred revenue ........................................          243,399              --
                                                                ------------      ------------

Total Current Liabilities .................................          887,362           150,440

Notes payable .............................................          205,092           362,640
Deferred income taxes .....................................           45,500           127,483
                                                                ------------      ------------

Total Liabilities .........................................        1,137,954           640,563
                                                                ------------      ------------

       Ethika Corporation and Subsidiaries
       Consolidated Balance Sheet December 31,  1996 and 1995
       (continued)

                                                                     1996              1995
                                                                ------------      ------------

Stockholders' Equity
Common Stock, $1 par value authorized 50,000,000 shares;
    issued 13,851,585 shares and 10,624,973; outstanding ..       11,324,273        10,597,661
 13,824,273 shares and 10,597,661 shares; December 31, 1996
include 2,500,000 contingently returnable shares
Discount on Common Stock ..................................       (1,123,709)         (996,222)
Accumulated Deficit .......................................       (7,421,470)       (5,138,079)
                                                                ------------      ------------
Total Stockholders' Equity ................................        2,779,094         4,463,360
                                                                ------------      ------------
Contingencies
                                                                ------------      ------------
Total Liabilities and Stockholders' Equity ................     $  3,917,048      $  5,103,923
                                                                ============      ============

    The Accompanying notes are an integral part of these Consolidated Financial Statements

Ethika Corporation and Subsidiaries
Consolidated Statement of Operations
For the years ended December 31, 1996, 1995 and 1994

                                                                       1996            1995             1994
                                                                  -----------      -----------      -----------
Software sales ..............................................     $   287,164
Costs and expenses
  Cost of Sales .............................................         193,869
  Selling ,general and administrative and product development       2,394,455      $ 1,384,194
  Depreciation and Amortization .............................         640,692           55,782      $   119,564
                                                                  -----------      -----------      -----------

Loss from operations ........................................      (2,941,852)      (1,439,976)        (119,564)
                                                                  -----------      -----------      -----------

Other income ( expense)
  Rental Income .............................................         138,775           46,400
  Interest income ...........................................         174,945          101,565
  Gain (Loss) on Disposal of Fixed Assets ...................         (23,415)          16,835
  Gain (Loss) from investment securities ....................         671,160         (693,339)
  Interest expense ..........................................         (37,361)        (436,204)
  Equity in net loss of affiliate ...........................        (265,643)         (48,687)            --
                                                                                   -----------      -----------

                                                                      658,461       (1,013,430)            --


Loss from continuing operations .............................      (2,283,391)      (2,453,406)        (119,564)

Income tax benefit ..........................................            --            174,517           29,929
                                                                  -----------      -----------      -----------

Loss from continuing operations .............................      (2,283,391)      (2,278,889)         (89,635)

Discontinued operations:
  Loss  from operations of Dixie Life Insurance Company .....               0         (396,148)      (1,268,333)

  Loss on disposal of Dixie Life Insurance Company ..........               0       (4,174,535)      (1,196,811)
                                                                  -----------      -----------      -----------

Net loss ....................................................     ($2,283,391)     ($6,849,572)     ($2,554,779)
                                                                  ===========      ===========      ===========

Earnings per share primary and fully diluted:
Loss from continuing operations .............................     ($    0.209)     $    (0.240)     ($    0.011)
                                                                  ===========      ===========      ===========

Loss from discontinued operations ...........................                      $    (0.440)     ($    0.151)
                                                                                   ===========      ===========

Primary and fully diluted net loss per share ................     ($    0.209)     $    (0.720)     ($    0.390)
                                                                  ===========      ===========      ===========

The Accompanying notes are an integral part of these Consolidated Financial Statements

Ethika Corporation and Subsidiaries
Consolidated Statement of Cash Flows
For the years ended December 31, 1996, 1995 and 1994
                                                                           1996             1995             1994
                                                                       -----------      -----------      -----------
Cash Flows from Operating Activities:
Net loss .........................................................     ($2,283,391)     ($6,849,572)     ($2,554,779)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and Amortization ....................................         640,692           55,782        1,540,507
Net loss in earnings of affiliate ................................         265,643
Loss on disposal of fixed assets .................................          23,415
Realized and unrealized gain (loss) on investment securities .....        (672,785)         755,919
Provision for deferred taxes .....................................         (81,983)
Net loss on disposal of discontinued operations ..................       4,174,535        1,196,811
Changes in balance sheet accounts:
(Increase) decrease in  accounts receivable ......................         (33,178)        (137,826)       1,623,993
(Increase) decrease in  income taxes .............................         166,183          123,884         (748,597)
(Increase) in  inventory .........................................            (584)
Decrease in accrued investment income ............................         412,705
Increase ( decrease) in accounts payable and other liabilities ...         142,533         (872,488)       1,967,449
Increase ( decrease) in deferred revenue .........................         188,792
Deferred policy acquisition costs ................................        (307,364)      (1,285,902)
Value of insurance purchased, net ................................         699,285
Sales of investment securities - trading .........................       2,900,689
                                                                       -----------      -----------      -----------
Net cash provided by (used from) operating activities ............       1,256,026       (1,945,140)       1,739,482
                                                                       -----------      -----------      -----------

Cash flows from investing activities:
Purchases of equipment ...........................................         (45,640)               0          (96,046)
Payments received from leases ....................................          88,137
Payments for acquisitions ........................................        (621,098)
Proceeds from investments sold or matured ........................       4,858,753        5,541,253
Costs of investments acquired ....................................      (2,314,683)      (9,411,308)
Temporary investments, net .......................................       4,192,867       (1,819,899)
Proceeds from sales of equipment and other assets ................         410,771
Proceeds from sale of discontinued operations, net ...............       1,350,640
                                                                       -----------      -----------      -----------
Net cash (used from) provided by investing activities ............        (578,601)       8,498,348       (5,786,000)
                                                                       -----------      -----------      -----------

Ethika Corporation and Subsidiaries
Consolidated Statement of Cash Flows (continued)
For the years ended December 31, 1996, 1995 and 1994
                                                                           1996             1995             1994
                                                                       -----------      -----------      -----------
Cash flows from financing activities:
Net borrowing (payments) on debt .................................        (149,209)      (5,633,336)        (149,831)
Purchase of treasury stock .......................................          (1,112)
                                                                       -----------      -----------      -----------
Net cash used from financing activities ..........................        (149,209)      (5,634,448)        (149,831)
                                                                       -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents .............         528,216          918,760       (4,196,349)
Cash and cash equivalents - beginning of period ..................       1,377,869          459,109        4,655,458
                                                                       ===========      ===========      ===========
Cash and cash equivalents - end of period ........................     $ 1,906,085      $ 1,377,869      $   459,109
                                                                       ===========      ===========      ===========
Supplemental Cash Flow Information:
Cash payments for income taxes ...................................     $         0      $   129,429      $   718,668
                                                                       ===========      ===========      ===========
Cash payments for interest .......................................     $    39,866      $   492,797      $   505,318
                                                                       ===========      ===========      ===========
Supplemental Schedule of Non-Cash
Investing and Financing Activities:
Notes issued in exchange for debentures ..........................                                       $   485,000
                                                                                                         ===========
Common stock issued for equity securities of nonaffiliated company                      $ 2,000,000
                                                                                        ===========





The Accompanying notes are an integral part of these Consolidated Financial Statements

Ethika Corporation
Statement of Changes in Shareholders' Equity
For the years ending December 31, 1996, 1995 and 1994




                                         Common                        Discount on       Unrealized                       Total
                                         Stock                           Common           Holding       Retained       Shareholders'
                                         Shares          Amount          Stock             Losses       Earnings          Equity
                                         ------          ------          -----             ------       --------          ------
Balance at December 31, 1993 ...       6,394,973     $  6,394,973                                      $  4,266,272    $ 10,661,245

Net loss .......................                                                                         (2,554,779)     (2,554,779)

Unrealized holding losses on ...                                                      ($   925,011)                        (925,011)
  investments available for sale

Common stock issued ............       2,000,000        2,000,000                                                         2,000,000
                                     -----------     ------------     ------------    ------------     ------------    ------------

Balance at December 31, 1994 ...       8,394,973        8,394,973                         (925,011)       1,711,493       9,181,455


Net loss .......................                                                                         (6,849,572)     (6,849,572)

Common stock issued ............       2,202,688        2,202,688                                                         2,202,688

Recovery of holding losses in
  investments available for sale                                                           925,011                          925,011

Discount on common Stock .......                                      ($   996,222)                                        (996,222)
                                     -----------     ------------     ------------    ------------     ------------    ------------

Balance at December 31, 1995 ...      10,597,661       10,597,661         (996,222)              0       (5,138,079)      4,463,360


Net loss .......................      (2,283,391)      (2,283,391)

Acquisitions ...................         726,612          726,612         (127,487)                                         599,125

Balance at December 31, 1996 ...      11,324,273     $ 11,324,273     $ (1,123,709)    $         0     $ (7,421,470)   $  2,779,094
                                     ===========     ============     ============    ============     ============    ============

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ETHIKA CORPORATION
DECEMBER 31, 1996

NOTE 1--BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of operations: Ethika corporation (the Corporation) operates as an applied technology company through two of its wholly-owned subsidiaries, Text Retrieval Systems, Inc. (TRS) and Compass Data Systems (CDS). See business combination information in Note 4. TRS and CDS are engaged in publishing electronic libraries that link related data sources for convenient access by personal computers. Certain products of TRS and CDS are sold nationally, while others are specific to states such as Florida, Missouri, and Kansas.

Basis of Presentation: As of October 2, 1995, the Corporation sold its life insurance subsidiary, Dixie Life Insurance Company (Dixie Life). The operations of this segment have been presented as discontinued operations in the accompanying financial statements.

Principles of Consolidation: The consolidated financial statements include the financial statements of the Corporation and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents: Cash and cash equivalents include cash in banks and money-market investments which carry no withdrawal restrictions.

Investments: At December 31, 1996, the Corporation had no investments in marketable securities. At December 31, 1995, marketable securities were classified as trading, which, under the provisions of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities, were reported at market value with unrealized market gains or losses being reflected in operations.

Revenue Recognition: The Corporation recognizes revenue for software sales ratably over the period of each product's subscription life. The Corporation's various products are updated annually, quarterly and monthly based on content availability and/or specific customer agreements. Revenue associated with certain sales of TRS' primary product are not recognized until cash is collected due to the customers' right of return and limited history of returns for the product.

Property and Equipment: Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of these assets which are thirty years for the building; three years for computer hardware and software; and five to seven years for furniture and fixtures.

Inventory:   Inventory  consists  primarily  of  software  product  manuals  and promotional materials. Inventory is valued based on an average cost method.

Intangible assets: Intangible assets consist primarily of assets acquired through the acquisitions of TRS and CDS. Acquired goodwill and software products are amortized over three years. Non-compete agreements are amortized over the life of the related agreement (2-3 years). The Corporation regularly reviews its ability to realize future economic benefit from software products and goodwill based upon the expected future cash flows of the related subsidiary or product.

Use of estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires the use of certain estimates. Actual results may differ from those estimates.

Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for changes in tax laws and rates on the date of enactment.

Earnings Per Share: Primary and fully diluted earnings per share are based on the weighted average number of common shares of 10,900,000; 9,471,000; and 6,551,000 outstanding for the years ended December 31, 1996, 1995, and 1994 respectively. Earnings per share calculations include contingently returnable shares only if their impact is dilutive. Previously reported earnings per share of ($.65) have been restated to ($0.72) in the accompanying financial statements due to an error in the prior calculations.

Reclassifications: Certain amounts in the prior years' statements have been reclassified to conform with the current year financial statements.

NOTE 2--PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31 follows:

                                                      1996               1995
                                                 -----------        -----------
Land .....................................       $   140,436        $   140,436
Building .................................           654,602            654,602
Furniture, Equipment and Vehicles ........            82,358            380,341
Computer Hardware and Software ...........           155,164             50,066
                                                 -----------        -----------
                                                   1,032,560          1,225,445
Less:  Accumulated depreciation ..........          (532,668)          (814,510)
                                                 -----------        -----------
                                                 $   499,892        $   410,935
                                                 ===========        ===========

Certain of the assets above are being held for disposal. These assets consist primarily of the Corporation's former home office in Jackson, Miss., which has a net book value of approximately $381,000. The Corporation has operating lease agreements for office space, and certain office equipment. Ethika's corporate office space is leased from a member of the Board of Directors at the rate of approximately $1,400 per month. For the year ended December 31, 1996 payments on all operating leases were $107,000.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses at December 31 follows:

                                                        1996              1995
                                                      --------          --------

Accrued professional fees ..................          $247,088
Trade accounts .............................           150,253          $ 42,578
Non-compete ................................            50,000
Other ......................................            47,805
Accrued payroll and related
withholdings ...............................            32,616              --
                                                      --------          --------
                                                      $527,762          $ 42,578
                                                      ========          ========

NOTE 4 - NOTES PAYABLE AND OTHER DEBT

The Company has the following notes payable at December 31:

                                                                          1996             1995
                                                                        --------         --------
      Note payable to a bank bearing  interest at prime
      plus 3/4% (at December  31, 1996 and 1995,  the
      rate was  9.25%),  payable in monthly installments
      of $11,846; secured by the land and building                      $311,952         $428,835
      Other                                                                --              41,667
                                                                        --------         --------
                                                                        $311,952         $470,502
                                                                        ========         ========

Aggregate maturities of notes payable at December 31, 1996 are as follows:

                             1997                 $116,201
                             1998                  114,000
                             1999                   81,751
                                                  --------
                                                  $311,952
                                                  ========

NOTE 5 - BUSINESS COMBINATIONS

On April 2, 1996 the Corporation completed the acquisition of Text Retrieval Systems, Inc. ("TRS"), a privately-held corporation based in Ponte Vedra Beach, Florida. The transaction has been accounted for as a purchase and accordingly the results of operations of TRS since April 2, 1996 have been included in the Corporation's Results of Operations. TRS publishes electronic reference libraries that link related data sources for convenient access by personal computers. The Corporation had previously acquired a 35% initial ownership interest in TRS through the issuance of 100,000 shares of its stock to the TRS shareholders and the extension of a line of credit during 1995. The completion of the purchase transaction included cash paid through prior advances to TRS and the issuance of 2,500,000 shares of contingently returnable common stock. The shares are returnable to the Corporation if certain 1997 earning targets are not achieved. Management originally believed that it was probable that the established targets would be met in total; accordingly, as of April 2, 1996, the fair value of the 2,500,000 contingent returnable shares ($1,991,250) was included in the purchase price resulting in a total estimated purchase price at acquisition of $2,659,482. In the fourth quarter, Management determined that the earnings targets would not be met in total and accordingly, recorded an adjustment to the purchase price reducing intangible assets by the remaining unamortized balance related to the contingent shares of $1,792,125. The Corporation has amended the agreement with TRS whereby the earnings targets have been revised and extended through December 31, 1997. The Corporation will adjust intangible assets as the contingencies are resolved. If the earnings targets are not totally met, the former shareholders will return all or part of the contingent shares to the Corporation.

During 1995 and the first quarter of 1996, the Corporation accounted for its initial investment in TRS by the equity method under which the Corporation's share of the net loss of the affiliate was recognized in the Corporation's operations and included as an adjustment to the investment balance. The losses recorded by the Corporation were $265,643 and $48,687 for the quarter ended March 31, 1996 and the year ended December 31, 1995, respectively.

Amortization expense of approximately $567,000 related to the TRS acquisition includes a write-off of $171,000 for one of the two products being developed by TRS at the time of acquisition (a real estate library product). During the fourth quarter of 1996, the Corporation elected to abandon the product because Management subsequently determined it had limited marketability.

Effective August 17, 1996, the Corporation purchased 100% of the outstanding common stock of CDS, a privately-held corporation based in Salt Lake City, Utah for a total purchase price of $500,000 which included the issuance of 726,612 shares of the Corporation's common stock with a fair market value of $400,000. CDS publishes electronic information reference services to a wide variety of industries and organizations. Among its principal product offerings are state tax law reference libraries which keep subscribers current on tax law changes. The transaction has been accounted for as a purchase, accordingly the results of operations of CDS since August 17, 1996 have been included in the accompanying statement of operations. Intangible assets of $460,765 are being amortized over a three year period. Amortization of $63,806 was recorded during 1996.

Effective October 1, 1996, the Corporation revised estimates used in determining the lives of intangible assets acquired through its acquisition of TRS and CDS from five years to three years.

The  information  below  summarizes  the  unaudited   proforma  results  of  the
Corporation assuming that the acquisitions of TRS and CDS had taken place at January 1, 1995:

                                                     Year Ended December 31
                                                   -----------------------------
                                                      1996             1995
                                                    Unaudited        Unaudited
                                                    ---------        ---------
Revenues from continuing operations ..........     $   511,804      $   368,195
Loss from continuing operations ..............     $(3,679,257)     $(1,710,673)
Loss per share from continuing operations ....     $     (.325)     $     (.151)

NOTE 6 - INCOME TAXES

The Corporation files a consolidated federal income tax return and state income returns in various states as required by the applicable state income tax laws.

Net deferred tax liabilities (assets) from continuing operations consist of the following components as of December 31:

                                                         1996             1995
                                                      ---------       ---------
Deferred tax liabilities:
    Investment securities ......................      $ 118,300
    Depreciation ...............................      $  45,500           9,183
                                                      ---------       ---------
                                                         45,500         127,483
                                                      ---------       ---------
Deferred tax assets:
    Amortization of non-compete ................          5,432
    Deferred revenue ...........................         82,756
    Unrealized loss on equity investment .......        357,410         357,410
    Allowance for bad debts ....................          2,808
    Net operating loss carry-forward ...........        524,744         100,715
    Other ......................................           --            16,556
                                                      ---------       ---------
                                                        973,150         474,681
Valuation allowance ............................       (973,150)       (474,681)
                                                      ---------       ---------
Deferred tax asset
Net deferred tax liability .....................      $  45,500       $ 127,483
                                                      =========       =========

The Corporation recorded a valuation allowance of $474,681 as of December 31, 1995 and increased the allowance by $498,469 during 1996 due to the uncertainty of the Corporation's ability to realize future benefits of net operating loss carry-forwards or other future tax deductions.

The (provision) for benefit from income taxes for the years ended December 31 is summarized as follows:

                                    1996              1995              1994
                                ---------          ---------          ---------
Current ...............         $ (81,983)         $ 302,000          $(381,900)
Deferred ..............            81,983           (127,483)           411,849
                                ---------          ---------          ---------
                                $    --            $ 174,517          $  29,929
                                =========          =========          =========


The Corporation has net operating loss carry-forwards at December 31, 1996 of approximately $1,543,000 which expire in 2010 and 2011.

The Corporation's effective income tax (provision) benefit from continuing operations differs from amounts applying the statutory federal income tax rate of 34% as follows:

                                                 1996            1995            1994
                                             -----------     -----------     -----------
Expected tax benefit ....................    $   776,527     $ 2,388,200     $   878,800
Non-deductible goodwill .................       (184,383)
Alternative Minimum Tax .................                         78,000          97,000
Loss on sale of life insurance subsidiary     (1,904,700)       (583,085)
Valuation allowance .....................       (498,469)      (474, 681)
Other ...................................        (93,675)         87,698        (362,786)
                                             -----------     -----------     -----------
  Total income tax benefit ..............    $      --       $   174,517     $    29,929
                                             ===========     ===========     ===========

NOTE 7 - DISCONTINUED OPERATIONS

On October 2, 1995, the Corporation completed the sale of Dixie Life, which was 99.3% owned by the Corporation, to Standard Life Insurance Company of Indiana ("Standard"). Dixie Life represented virtually all of the Corporation's assets and operations. The selling price of the Corporation's interest in Dixie Life to Standard was $7,389,086, of which $3,646,468 was in cash. The Corporation used $1,720,000 of the cash proceeds to repay Subordinated Convertible Notes and to purchase from Dixie Life lease receivables of $503,258. Standard canceled a $3,688,746 term loan due from the Corporation held by a subsidiary of Standard. The Corporation also received accounts receivable of $53,872, all of which were written off as uncollectible at December 31, 1995.

In addition, Standard was obligated to pay $15,000 per month rent to Vanguard, Inc., a wholly-owned subsidiary of the Corporation through December 31, 1996, the expiration date of an existing lease on the office building previously occupied by the Corporation and Dixie Life. Standard is currently in default of this agreement by not paying rent and certain other charges due for the months of October, November, and December, 1996. The sale resulted in a loss of $4,174,536 ($.44 per share). The sale of Dixie Life constitutes discontinuance of the life insurance business by the Corporation, and, as such has been accounted for as discontinued operations in the accompanying financial statements. Accordingly, the financial statements for the year ended December 31, 1995 and 1994 have been restated for this transaction.

NOTE 8 - STOCK OPTIONS AND STOCK-BASED COMPENSATION

On May 26, 1995, the Corporation created the 1995 Stock Option Plan (the Plan) with a maximum amount of 500,000 common stock shares reserved for options eligible to be granted under the Plan during its ten-year life. The Corporation granted various stock options to Employees and Directors during 1996 and 1995. As of December 31, 1996, there are 230,000 remaining common stock shares reserved for granting and there are 250,000 options outstanding from the Plan. Employees vest in stock options granted at the rate of 20% each year on a cumulative basis commencing one year after the date of grant.

As permitted by SFAS 123, "Accounting for Stock-Based Compensation", the Corporation has elected not to record compensation cost for stock options in the accompanying statement of operations. The compensation cost for the Corporation's stock options have been determined based on the fair value at the grant dates consistent with the methodology prescribed by SFAS 123. The Corporation's net income and income per share would have been reduced to the pro forma amounts indicated below if these amounts had been recorded in the financial statements:

                                                  1996                  1995
                                                  ----                  ----
Net loss                  As reported         $(2,283,391)          $(6,849,572)
                          Proforma            $(2,337,292)          $(6,917,653)

Loss per share            As reported           $(0.210)              $(0.723)
                          Proforma              $(0.214)              $(0.730)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1996 and 1995:

                      Dividend yields                       0%
                      Expected volatility                 137%
                      Risk-free interest rate            6.26%
                      Expected life of option            4 years

The fair value of options granted during 1996 and 1995 was $53,901 and $68,081 respectively.

The following table summarized the changes in the number of options included under the Plan:

                                                            Exercise         Weighted-Average
                                            Shares         Price Range        Exercise Price
                                            ------         -----------        --------------
Outstanding at December 31, 1994                 0
Granted                                    140,000         $.50 - $.91             $.80
                                           -------
Outstanding at December 31, 1995           140,000         $.50 - $.91
Granted                                    130,000         $.59 - $.68             $.62
Canceled                                   (20,000)               $.91             $.91
                                           -------
Outstanding at December 31, 1996           250,000         $.50 - $.91             $.70
                                           =======

As of December 31, 1996 the total number of exercisable stock options was 40,000.

NOTE 9 - LEASING ACTIVITIES

During 1995, the Company entered into leasing activities which consist of the leasing of fry cook units to be placed in various locations and operated by the lessee. All of the Company's leases are classified as direct financing leases. Under the direct financing method of accounting for leases, the total net rentals receivable under the lease contracts are recorded as a net investment in direct financing leases, and the unearned income on each lease is recognized each month at a constant periodic rate of return on the unrecovered investment.

The composition of the net investment in direct financing leases at December 31 as follows:

                                                             1996          1995
                                                           --------     --------
Total minimum lease payments to be received ..........     $454,929     $595,170
Unearned lease income ................................       71,794      123,898
                                                           --------     --------

         Net investment in direct financing leases ...     $383,135     $471,272
                                                           ========     ========

    The minimum future lease payments receivable under the direct financing leases are as follows:

                        1997                           $148,239
                        1998                            148,239
                        1999                            137,514
                        2000                             20,937
                                                       --------
                        Total minimum future
                         lease payments                $454,929
                                                       ========

NOTE 10 - CONTINGENCIES

A lawsuit was filed in the United States District Court for the Southern District of Mississippi, Jackson Division, styled EURAM B.V., Peeper, et al. vs. Ethika by certain plaintiffs against Ethika and its Chairman, S.L. Reed, Jr. This suit alleges breach of fiduciary duties, fraud, conspiracy to breach fiduciary duty of loyalty and care, breach of contract, misrepresentation, and conversion. These allegations arise from the transactions surrounding the Corporation's issuance of 2,000,000 shares of its stock in exchange for 16% interest in PMM (See Note 12 for further information), and the sale by the Corporation of $2,000,000 of its stock in exchange for shares of Alanco stock valued at $2,000,000 (See Note 11 for additional information). On October 30,1996 Ethika filed answers to the suit and instituted a counterclaim against the individuals named in the above suit and other defendants not named in the original suit. The Corporation, on advice of outside legal counsel, believes the plaintiffs' suit is without merit, and that its resolution will not have a material effect on the Corporation, however, it is too early in the proceedings to assure the outcome.

NOTE 11 - SALE OF COMMON STOCK

The Corporation entered into an agreement with Universal Management Services, a Nevada corporation (UMS), as of October 27, 1994 (UMS Agreement). The UMS Agreement provided that UMS would use its best efforts to assist the Corporation in locating potential investors for its common stock. On November 29, 1994 the Corporation sold 2,000,000 shares of its common stock for which it received shares of Alanco Environmental Resources, Inc. ("Alanco") common stock (November transaction), with an aggregate market value of $2,000,000. Under the terms of the UMS Agreement as amended (See Note 12), any market appreciation prior to closing of the sale of Dixie Life to Standard could not be realized because the purchasers of the Corporation's common stock had the right to repurchase the Alanco shares for cash equal to the $2,000,000 fair value of such shares on November 29, 1994. The purchasers had the obligation to cover any market depreciation, as defined which might have occurred prior to closing of the sale of Dixie Life to Standard. Therefore, the Alanco shares were carried at cost until October 2, 1995, the closing date of the Dixie Life sale to Standard. At December 31, 1995, market value of the Alanco shares based on the average of the closing bid and asked price was $2,227,904.

In December 1995 the Corporation sold 75,000 shares of Alanco stock on the open market generating a $10,020 profit. The Corporation also recorded on its December 31, 1995 Financial Statements an unrealized gain on its remaining Alanco stock of $347,859. During the first quarter of 1996, the Corporation sold the remaining Alanco shares resulting in the recognition of a $672,785 gain.

NOTE 12 - INVESTMENT IN PHOENIX MEDICAL MANAGEMENT, INC. ("PMM")

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

As a result of the unaudited stockholders deficit of PMM as of December 31, 1995 and other factors, the Corporation wrote off its entire remaining investment in PMM which resulted in a loss of $1,051,217 during the year ended December 31, 1995.

NOTE 13 - SUBSEQUENT EVENTS

The publishing, distribution, and future development rights of the CodeManager Reference Library were purchased from American Practice Management, Inc. ("APM") and Consulting Concepts, Inc. on January 31, 1997 in exchange for 180,000 shares of Ethika common stock having a fair market value of approximately $101,250 at January 31, 1997.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Corporation are:

                                                                Director
                Name                              Age            Since
                ----                              ---            -----
        Cohen, Marcia C.                          47              1995
        Neal, Robert B.                           59              1970
        Pegram, Joseph D.                         57              1991
        Reed, S.L.,  Jr.                          61              1980
        Rogers, Herbert R., III                   54              1992
        Spuria, Anthony J.                        60              1996
        Stubblefield, William D.                  52              1996

Each director holds office until the next annual meeting of shareholders or until a successor shall be duly elected and qualified. The executive officers of the Corporation are:

                                                           Executive Officer
                Name                              Age            Since
                ----                              ---            -----
        S. L. Reed, Jr.                           61              1995
          Chairman
          Chief Executive Officer

        G. Thomas Reed                            47              1995
          President
          Chief Operating Officer

        David E. Williams                         47              1996
          Secretary, Vice President
          Finance, and Chief Financial
          Officer

The Corporation's officers serve at the pleasure of the Board of Directors.

BUSINESS EXPERIENCE

The principal occupations and business experience for the last five years or more of the directors and executive officers of the Corporation are as follows:

Marcia C. Cohen - Senior Vice President, Corporate Development of Montgomery General Hospital, Olney, Maryland. Formerly co-owner and Executive Vice President of Imaging and Surgery Centers of America, Boston, Massachusetts which was sold in 1992. Ms. Cohen was retired thereafter until 1994 when she joined Montgomery General Hospital. Ms. Cohen serves as a member of the Board of Trustees of Baltimore Medical Systems, Inc. She is Chairwoman of the Personnel and Compensation Committee, serves as a member of the Executive Committee and the Nominating and Stockholder Relations Committee.

Robert B. Neal - Chief Executive Officer of the Corporation from September 1970 until February 1995 and President from September 1970 until October 1995. Mr. Neal was Chairman of the Board and President of Dixie Life until October 1995, and since then has served as Vice Chairman of Dixie Life. He is a member of the Audit Committee.

Joseph D. Pegram - Attorney in Oxford, Mississippi. Mr. Pegram is Chairman of the Audit and Compliance Committee and a member of the Nominating and Stockholder Relations Committee.

G. Thomas Reed - President and Chief Operating Officer of the Corporation since October 1995. Previously had a management consultant practice, was a Private Banking Manager for First Union National Bank, and Administrative Vice President and Chief Operating Officer of Compudata Services, Inc., a software development and service company. No relation to the Chairman of the Corporation.

S.L. Reed, Jr. - From January 1995, Chairman of the Board of Directors and Chief Executive Officer of the Corporation. President of Reed Enterprises, Inc. (an aquaculture and investment company) of Belzoni, Mississippi; Director of Delta Industries, Inc., Producers Feed Co., and HillFisher Farms, Inc. He serves as Chairman of the Executive Committee.

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

Anthony J. Spuria - Chief Executive Officer since 1987 of A la Cart, Inc., a Charlotte, NC based producer of meal delivery systems for the healthcare industry. In 1989 Mr. Spuria founded Advanced Foam Products, Inc., headquartered in Ponte Vedra Beach, Florida which sub-licenses a patented technology for the production and sale of fire-retardant polyurethane seating foams for the aviation and other transport industries. He began his career as an industrial engineer at Raytheon Company in the Electronics Systems Division and thereafter at Sylvania in Data Systems Operations. Mr. Spuria served as a cost analyst at RCA in the Aerospace Systems Division and as Senior Vice President of Commercial Aviation with Fairchild Industries. Mr. Spuria is a member of the Audit and Compliance Committee and the Finance and Business Strategy Committee.

William D. Stubblefield - Past Chairman and CEO of Medical Graphics Corporation, St. Paul, Minnesota. Served two years as a faculty member at the School of Business and Industry, Florida A&M University. Mr. Stubblefield has been actively involved with Volunteers in Medicine and IMAGES of Hilton Head Island. Mr. Stubblefield is a member of the Executive Committee, the Finance and Business Strategy Committee, and the Personnel and Compensation Committee.

David E. Williams - Vice President Finance, Secretary, and Chief Financial Officer of the Corporation since April 1, 1996. Previously engaged as a sole practitioner of a Certified Public Accounting practice. Prior to that, Mr. Williams served as Chief Financial Officer of Immunomedics, Inc. and Psychiatric Bio Sciences, Inc. He also served as Group Operations Controller for Johnson & Johnson and Pfizer Pharmaceutical Corporation. He was Senior Auditor at Price Waterhouse. He is a Certified Public Accountant as well as a Certified Management Accountant and holds an MBA in Finance from Seton Hall University. He is a member of the American Institute of Certified Public Accountants, the New Jersey State Society of Certified Public Accounts, the South Carolina State Society of Certified Public Accountants, and the Institute of Management Accountants.

In 1992 the Corporation was the subject of an investigation by the Securities and Exchange Commission (SEC), which was resolved by means of a settlement. Pursuant to the settlement, on March 9, 1994, the United States District Court for the District of Columbia entered final judgments of permanent injunction against the Corporation and Robert B. Neal, a Director and former President of the Corporation. The judgments were entered on the basis of a complaint filed by the SEC. The Corporation and Mr. Neal each consented to the entry of final judgments of permanent injunction without admitting or denying the allegations contained in the SEC's complaint. The final judgments to which the Corporation and Mr. Neal consented enjoin them from violating or aiding and abetting future violations of sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules thereunder.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Executive Officers and Directors and persons who own more than 10% of its common stock to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Corporation with copies of all Section 16(a) forms filed by such person.

Based  solely  upon the  Corporation's  review of such  forms  furnished  to the
Corporation and written  representations  from certain  reporting  persons,  the
Corporation believes that all filing requirements applicable to the Corporation's Executive Officers, Directors, and more than 10% stockholders were in compliance.

ITEM 11 - EXECUTIVE COMPENSATION

                           Summary Compensation Table

The following Summary Compensation Table sets forth for each of the last three years ended December 31, 1996, information concerning the total compensation paid or awarded to the Corporation's Chief Executive Officers for services rendered in all capacities to the Corporation and its subsidiaries. The total compensation of none of the Corporation's Officers exceeded $100,000 in 1996.

                                                                           Long Term
                                                                         Compensation/
                                                                           Number of
                                                      Annual               Securities
         Name and                                  Compensation            Underlying         All Other
    Principal Position          Year            Salary     Bonus             Options         Compensation
    ------------------          ----            ------     -----             -------         ------------
S.L. Reed, Jr.
Chairman and CEO                1996          $  36,000      $0              50,000              $0
                                1995          $  25,346      $0              50,000              $0
                                1994 (1)      $       0      $0                                  $0


(1) Commenced employment January 1995

Option Grants in Last Fiscal Year

The following table sets forth information concerning options to purchase shares of common stock which were granted during 1996 to the individuals named in the Summary Compensation Table.

                                                                                                Potential Realizable
                                                                                                  Value at Assumed
                                                                                               Annual Rates of Stock
                                                                                                Price Appreciation
                                                                                                  for Option Term
                                  Individual Grants                                                 10 Years
                          --------------------------------------------------------------------------------------------
                              Number of          % of Total
                             Securities       Options Granted
                             Underlying       to Employees in         Exercise                     Expiration
        Name               Options Granted       Fiscal Year       Price     Date               5%          10%
        ----               ---------------       -----------       -----     ----               --          ---
S.L. Reed, Jr.                50,000 (1)             71.4         $0.59     06/30/02         $39,532      $76,515

(1) The options begin vesting on July 10, 1997 at the rate of 20% per year for five years. The options are subject to acceleration if employee is terminated without cause.

Fiscal Year End Option Value Table

The following table sets forth information as of December 31, 1996 concerning the unexercised options held by Officers named in the Summary Compensation Table, none of whom exercised options in 1996. Options are "in-the-money" when the fair market value of the underlying common stock exceeds the exercise price of the option. The closing price of the Corporation's common stock on December 31, 1996 was $0.56 per share.

                                         Number of Securities Underlying         Value of Unexercised In-the-Money
                Name                 Unexercised Options at December 31, 1996       Options at December 31, 1996
                ----                 ----------------------------------------       ----------------------------
                                     Exercisable          Unexercisable          Exercisable     Unexercisable
           S.L. Reed, Jr.                10,000               90,000                 None            None

COMPENSATION OF DIRECTORS

Directors who are not employees of the Corporation are paid a monthly base fee of $400 and receive $250 per day per meeting attended. As a group, the six non-employee Directors of the Corporation were paid $46,650 during the year 1996. As Chief Executive Officer of the Corporation, S.L. Reed, Jr. received no additional compensation for his services as Chairman of the Board or Chairman of the Executive Committee.

At a meeting held on November 14, 1996, the Corporation's Board of Directors approved granting two new non-employee Directors (Spuria and Stubblefield) options to purchase 5,000 shares each of the Corporation's common stock at $.68, the average bid and ask price as quoted by NASDAQ on November 14, 1996. These options were exercisable immediately upon granting and expire on May 25, 2005. If a person ceases being a Director of the Corporation, his/her option will be canceled thirty days thereafter.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth pertinent information as to the beneficial ownership of the Corporation's common stock as of March 14, 1997, of persons known by the Company to be holders of 5% or more of such common stock. Information as to the number of shares beneficially owned has been furnished by the persons named in the table.

        Name and Address                            Shares
        of Beneficial                          Beneficially         Percent
        Owner                                      Owned            of Class
        -----                                      -----            --------
        Constance Gamble Grewell                2,064,770(1)          14.7%
        100 Executive Way
        Ponte Vedra Beach, FL  32080

        Eric and Sherry Fredrickson               726,612(2)          5.2%
        1512 Braintree Court
        Salt Lake City, UT  84124

        S. L. Reed, Jr.                        706,286(3)(4)          5.0%
        107 The Executive Center
        Hilton Head Island, SC  29928

    (1) Constance Gamble Grewell acquired her shares in the acquisition of TRS by the Corporation. She was the owner of 616 shares of TRS outstanding common stock. The stock issued pursuant to this transaction may not be sold or transferred until two years after the issue date.

    (2) Eric and Sherry Fredrickson acquired their shares in the acquisition of CDS by the Corporation. They were the sole owners of CDS' outstanding common stock. The stock issued pursuant to this transaction may not be sold or transferred until two years after the issue date.

    (3)  Includes shares issuable upon exercise of stock options. (See "Security
         Ownership of Management").

    (4) Includes shares held in name of spouse, minor child, or other relatives or persons as to some of which shares the owner has shared voting or investment power, but to which beneficial ownership is disclaimed. Also includes 10,000 shares of options currently exercisable. (See "Security
         Ownership of Management").

    (b)  SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information as to the beneficial ownership of the Corporation's common stock as of March 14, 1997 by each Director, each Executive Officer named in the Summary Compensation Table, and by all Directors and Executive Officers as a group.

                                                      Shares
                      Name of                     Beneficially              Percent
                  Beneficial Owner                    Owned                 of Class
                  ----------------                    -----                 --------
                Marcia C. Cohen                       5,000(2)                  *

                Robert B. Neal                      411,072(1)(2)             3.0%

                Joe D. Pegram                        28,043(2)                  *

                S. L. Reed, Jr.                     706,286(1)(2)             5.0%

                Herbert G. Rogers, III              107,128(1)(2)               *

                Anthony J. Spuria                   157,991(2)(3)             1.1%

                William D. Stubblefield               5,000(2)                  *

                Directors and
                Executive Officers as
                a group (9 persons)               1,570,517                  11.2%

    * Less than 1%

    (1) Includes shares held in the name of spouse, minor child or other relatives or persons, as to some of which shares the owner named has shared voting or investment power, but as to which beneficial ownership is disclaimed, as follows: Robert B. Neal - 1,368 shares; S. L. Reed,
         Jr. - 582,422 shares; and Herbert G. Rogers, III - 27,479 shares.

    (2)  Includes   shares   issuable  upon  exercise  of  stock  options:   All
         Non-Employee  Directors  have been  issued  options to  purchase  5,000 shares of Ethika  stock.  G. Thomas Reed,  President,  has been granted options to purchase  50,000 shares of Ethika stock.  David E. Williams,
         Senior Vice  President,  has been  granted  options to purchase  10,000 shares of Ethika stock. S.L. Reed, Jr., Chairman of the Board and Chief
         Executive  Officer,  was granted options to purchase  100,000 shares of
         Ethika  stock,  10,000 of such options are  currently  exercisable  and included above.

    (3) Mr. Spuria acquired 130,391 shares of his stock in the acquisition of TRS by the Corporation. He was an owner of 43 shares of TRS outstanding common stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporation's Subordinated Convertible Notes which were due May 1, 1995 were extended in connection with the sale of Dixie Life. The Corporation satisfied the Subordinated Convertible Notes upon the sale of Dixie Life.
Robert B. Neal, a Director of the Corporation, held $100,000 of the Notes.

On July 10, 1996 S.L. Reed, Jr., Chief Executive Officer of the Corporation, was granted options to purchase an additional 50,000 shares of the Corporation's common stock at $.59 per share, exercisable at the rate of 20% per year beginning on July 10,1997 until June 30, 2002.

On April 2, 1996 the Corporation completed the acquisition of 100% of the outstanding stock of Text Retrieval Systems, Inc. ("TRS"). The Corporation had previously acquired a 35% initial ownership interest in TRS in October 1995 as part of a financing agreement entered into with the prior owners of TRS. Under the terms of its agreement, the Corporation issued 100,000 shares of its common stock to the prior owners and granted TRS a $750,000 line of credit for working capital purposes. To complete the acquisition of TRS, the Corporation issued 2,500,000 contingently returnable shares of its stock. (See "Recent Developments" above for further information).

Constance G. Grewell, who owns 2,064,770 shares, or 14.7% of the Corporation's outstanding common stock, was the principal shareholder of the outstanding stock of TRS at the time of its acquisition by the Corporation. Mrs. Grewell acquired her shares of common stock of the Corporation in the TRS transaction. Also, Anthony J. Spuria was a minority stockholder in TRS and received 130,391 shares of common stock of the Corporation in the transaction. On April 2, 1996 the high and low sales price for the Corporation's common stock, as reported by NASDAQ was $.72. (See "Recent Developments" above for additional information).

On August 17, 1996 the Corporation acquired 100% of the outstanding shares of Compass Data Systems, Inc. ("CDS"), a privately-held corporation. CDS is located in Salt Lake City, Utah. The transaction was completed through an exchange of stock. The Corporation issued 363,306 shares of its common stock to Eric R. Fredrickson and 363,306 shares of its common stock to Sherry Fredrickson, the sole shareholders of CDS. Immediately following the closing, the combined shares owned by the Fredrickson's constituted 5.4% of the total outstanding shares of common stock of the Corporation. In addition, Mr. Fredrickson entered into a two-year employment contract and a two-year non-compete contract.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

The following documents are filed as part of this report under Part II, Item 8:

Financial Statements

Reference  is made to the Index to  Financial  Statements  included in Item 8 of
Part II hereof, where such documents are listed.

(a) Exhibits as Required by Item 601 of Regulation S-K:

              Exhibit
               Number                  Description                               Incorporation by Reference to
               ------                  -----------                               -----------------------------
             (2)(a)        Restated Agreement dated as of October             Registrant's Quarterly Report on
                           27, 1994 between Dixie National                    Form 10-Q for the nine months
                           Corporation and Universal Management               ended September 30, 1994.
                           Services

             (2)(a)(1)     Seconded Amended and Restated                      Registrant's Quarterly Report on
                           Agreement dated as of March 24, 1995               Form 10-Q for the three months
                           between Dixie National Corporation and             ended March 31, 1995.
                           Universal Management Services

             (2)(b)        Second restated stock purchase                     Proxy Statement relating to the
                           1995, effective as of April 18, 1995,              Annual Meeting of Shareholders on
                           among Standard Life Insurance Co.                  September 19, 1995.
                           of Indiana, Dixie Life Insurance Co.,
                           and Dixie National Corporation.

             (2)(c)        Accounts receivable financing agreement
                           dated as of February 26, 1996 between
                           Dixie National Corporation and Text
                           Retrieval Systems, Inc. including
                           amended restated option agreement.

             (2)(d)        Acquisition of Compass Data Systems, Inc.

             (2)(e)        Asset Purchase Agreement between Ethika
                           Corporation and American Practice Management,
                           Inc. and Consulting Concepts, Inc.

             (3)(a)(1)     Articles of Incorporation as                       Registrant's Annual Report on
                           amended and restated                               Form 10-K for the year ended
                                                                              December 31, 1985.  Exhibit
                                                                              (3a)

             (3)(a)(2)     Articles of Amendment to the                       Registrant's Annual Report of
                           Articles of  Incorporation  of                     Form 10-K for the year ended
                           Dixie National  Corporation  dated                 December 31, 1994. Exhibit
                           May 23, 1986.                                      (3)(a)(2).

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

             (3)(b)        Bylaws, as amended                                 Registrant's Annual Report on
                                                                              Form 10-K for the year ended
                                                                              December 31, 1990. Exhibit
                                                                              (3(b).

             (3)(b)(1)     Amendment to Article III of Bylaws
                           effective January 24, 1996

             (3)(b)(2)     Amendment to Article IV of Bylaws
                           effective March 24, 1996

             (3)(b)(3)     Amended Bylaws at Article III
                           effective September 26, 1996

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

             (10)(a)*      Incentive Stock Option Plan                        Registrant's Annual Report on
                           of 1982                                            Form 10-K for the year ended
                                                                              December 31, 1990.  Exhibit

             (10)(b)*      Incentive Stock Option Plan                        Proxy Statement relating to
                           of 1988                                            the Annual Meeting of
                                                                              Stockholders held on April 1,1988.

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

    (b)  Reports on Form 8-K

The Corporation filed the following reports on Form 8-K during the last quarter of the year ended December 31, 1996:


              Date of Current Report
                (or Amendment)                        Items Reported
                --------------                        --------------

             November 1, 1996                 Acquisition of 100% of outstanding stock of
                                              Compass Data Systems, Inc.

    (c)  Exhibits required by Item 601 of Regulation S-K

        The exhibits listed in Item 14(a)3 of this report, and not incorporated by reference, follow "SIGNATURES." See "Exhibit Index."

    (d)  Financial statement schedules required by Regulation S-X

        The financial statement schedules required by Regulation S-X, filed herewith, are identified in the Index to Financial Statements and Financial Statement Schedules on page 13.

                                                                  EXHIBIT (2)(d)


                               ACQUISITION OF 100%
                              OF OUTSTANDING STOCK
                          OF COMPASS DATA SYSTEMS, INC.

                            SHARE EXCHANGE AGREEMENT


         THIS SHARE EXCHANGE AGREEMENT (this "Agreement") is made and entered into this ____ day of ______, 1996 by and between ETHIKA CORPORATION (formerly known as Dixie National Corporation), a corporation organized and existing under the laws of the State of Mississippi ("Purchaser"), ERIC R. FREDRICKSON, an individual resident of Salt Lake County, Utah ("E. Fredrickson"), and SHERRY FREDRICKSON, an individual resident of Salt Lake County, Utah ("S. Fredrickson") (E. Fredrickson and S. Fredrickson may be referred to hereinafter from time to time collectively as "Sellers" and individually as a "Seller").

                                R E C I T A L S:


         A. Sellers are the owners of all of the issued and outstanding capital stock of Compass Data Systems, Inc., a corporation organized and existing under the laws of the State of Utah (the "Company"), which owns and operates a business which develops, owns, sells or licenses Folio infobase software products and other related assets.

         B. Sellers desire to sell to Purchaser, and Purchaser desires to acquire from Sellers, Sellers' stock in the Company in exchange for certain shares of Purchaser to be issued to Sellers upon the terms and subject to the conditions contained herein.

         NOW THEREFORE, for and in consideration of the mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

                                    ARTICLE I
                               Exchange of Shares

         1.01 Basic Transaction. In reliance upon the representations, warranties, covenants and agreements of the parties set forth in this Agreement and upon the terms and subject to the conditions contained in this Agreement, at the Closing (as defined in Section 1.02), Sellers shall grant, convey and transfer to Purchaser 2,000 shares of the $1.00 par value common stock of the Company, representing all of the issued and outstanding shares of the common capital stock of the Company (the "Compass Shares"), and Purchaser shall issue and deliver to Sellers, in the amounts shown on Schedule 1.01 attached hereto, 726,612 shares of the One Dollar ($1.00) par value common stock of Purchaser (the "Ethika Shares"). In addition, at the Closing, E. Fredrickson will enter into an employment agreement substantially in the form of Exhibit A attached hereto.

         1.02 Closing. Upon the terms and subject to the conditions of this Agreement, including without limitation the conditions to closing set forth in Articles II and III hereof, the transactions described and provided for in this Agreement shall be consummated at a closing (the "Closing") at the offices of Seller at 5:00 p.m. on or prior to August 12, 1996 (the "Closing Date") or at such other date, time and place as the parties hereto shall mutually agree.

         1.03 Documents. On the Closing Date, Purchaser and Sellers shall execute and deliver all appropriate documents and instruments necessary to effect the transactions contemplated hereby.

         1.04   Reorganization.   This   Agreement   is   intended  to  be  a  B
reorganization under Section 3.68(a)(i)(B) of the Internal Revenue Code of 1986, as amended.


                                   ARTICLE II
                     Conditions to Obligations of Purchaser

         The obligation of Purchaser to exchange the Ethika Shares for the Compass Shares shall be subject to the satisfaction at or prior to the Closing Date of each of the following conditions:

         2.01 Due Diligence Review. Prior to execution of this Agreement, Purchaser has had the opportunity to conduct only limited examination of the assets, liabilities, business and affairs of the Company. Commencing on the date hereof, Purchaser shall diligently pursue its review of the books, records, business and affairs of the Company, which review shall be completed no later than July 31, 1996. As provided in Section 7.03, Seller shall make available to Purchaser any and all information which Purchaser may reasonably request in order to complete its review.

         2.02 Accuracy of Representations and Warranties and Compliance with Obligations. The representations and warranties of Sellers contained in this Agreement shall have been true and correct at and as of the date hereof in all material respects, and they shall be true and correct at and as of the Closing Date in all material respects with the same force and effect as though made at and as of that time. Sellers shall have performed and complied with all of their obligations required by this Agreement to be performed or complied with at or prior to the Closing Date. Each of Sellers shall have delivered to Purchaser a certificate, dated as of the Closing Date and signed by such Seller, certifying that such representations and warranties are true and correct and that all such obligations have been performed and complied with.

         2.03 Opinion of Counsel. Purchaser shall have received an opinion or opinions, dated the Closing Date, from counsel for Sellers in form and substance acceptable to Purchaser.

         2.04 Receipt of Necessary Consents. All necessary consents or approvals of third parties to any of the transactions contemplated hereby, the absence of which would materially affect Purchaser's rights hereunder, if any, shall have been obtained and shown by written evidence reasonably satisfactory to Purchaser.

         2.05 No Adverse Litigation. There shall not be pending or threatened any action or proceeding by or before any court or other governmental body which shall seek to restrain, prohibit or invalidate the exchange of the Compass Shares for the Ethika Shares as provided herein or any other transaction contemplated hereby, or which might affect the right of Purchaser to own the Compass Shares, to operate the Company, or to issue the Ethika Shares to Sellers and which, in the judgment of Purchaser, makes it inadvisable to proceed with the transactions contemplated herein.

         2.06 Closing Documents. Sellers shall have delivered to Purchaser all certificates evidencing the Compass Shares free and clear of any and liens and encumbrances whatsoever, duly endorsed for transfer or with stock powers transferring title to the Compass Shares, in form and substance acceptable to Purchaser, and E. Fredrickson shall have executed the Employment Agreement, together with any and all other documents deemed reasonably necessary by Purchaser to consummate the transactions contemplated herein or to otherwise effect the intent of this Agreement.

         2.07 Material Adverse Change. There shall have been no material adverse change in the Company, its assets, liabilities, business, financial condition or prospects prior to the Closing.

         2.08 Securities Compliance. The parties hereto shall have executed and delivered any and all documents and taken all such actions as may be reasonably necessary to comply with federal and applicable state securities laws.

                                   ARTICLE III
                      Conditions to Obligations of Sellers

         The obligation of Sellers to exchange the Compass Shares for the Ethika Shares shall be subject to the satisfaction at or prior to the Closing Date of each of the following conditions:

         3.01 Accuracy of Representations and Warranties and Compliance with Obligations. The representations and warranties of Purchaser contained in this Agreement shall have been true and correct at and as of the date hereof in all material respects, and they shall be true and correct at and as of the Closing Date in all material respects with the same force and effect as though made at and as of that time. Purchaser shall have performed and complied with all of its obligations required by this Agreement to be performed or complied with at or prior to the Closing Date. Purchaser shall have delivered to Sellers a certificate, dated as of the Closing Date and signed by its Vice President, certifying that such representations and warranties are true and correct and that all such obligations have been performed and complied with.

         3.02 Opinion of Counsel. Sellers shall have received an opinion or opinions, dated the Closing Date, from counsel for Purchaser in form and substance acceptable to Sellers.

         3.03 Receipt of Necessary Consents. All necessary consents or approvals of third parties to any of the transactions contemplated hereby, the absence of which would materially affect Seller's rights hereunder, if any, shall have been obtained and shown by written evidence reasonably satisfactory to Seller.

         3.04 No Adverse Litigation. There shall not be pending or threatened any action or proceeding by or before any court or other governmental body which shall seek to restrain, prohibit or invalidate the exchange of the Ethika Shares for the Compass Shares as provided herein or any other transaction contemplated hereby or which, in the judgment of Sellers, makes it inadvisable to proceed with the transactions contemplated herein.

         3.05 Closing Documents. Purchaser shall have executed and delivered to Sellers certificates representing the Ethika Shares in the amounts shown on
Schedule 1.01, free and clear of all liens and encumbrances whatsoever, each such certificate bearing a legend as provided in Section 5.30, Purchaser shall have executed and delivered to E. Fredrickson the Employment Agreement, together with any and all such other documents deemed reasonably necessary by Sellers to consummate the transactions contemplated herein or to otherwise effect the intent of this Agreement.

         3.06 Material Adverse Change. There shall have been no material adverse change in the financial condition, business or prospects of Purchaser prior to the Closing.


                                   ARTICLE IV
                              Additional Agreements

         4.01 Further Assurances. At and after the Closing, the parties hereto shall execute, acknowledge and deliver all such further documents, deeds, assignments, transfers, conveyances, powers of attorney and assurances, and shall take and perform any and all such further actions, as may be reasonably necessary or appropriate by either party to exchange the Compass Shares for the Ethika Shares and to otherwise effect the transactions contemplated by this Agreement.

         4.02 Audit. The parties hereto acknowledge and agree that under rules promulgated by the Securities and Exchange Commission (the "Commission"), Purchaser will be required to make filings with respect to the transactions contemplated herein which are required to include financial statements of the Company which are audited by an independent certified public accounting firm in accordance with generally accepted accounting principles, consistently applied. At the time of execution of this Agreement, no such audited financial statements have been prepared for the Company. The parties agree that such an audit will be commenced immediately upon the execution of this Agreement, at the sole expense of Purchaser, with an independent public accounting firm selected by Purchaser. Seller shall make available to Purchaser and such firm any and all books and records which they may reasonably require in order to promptly and efficiently complete and conduct such audit, shall personally be available to, and shall make other members of management of the Company available to, answer questions and provide information which may be necessary in order to complete such audit, and shall otherwise provide their full, prompt and efficient cooperation so that such audit may be completed as soon as reasonably possible.

         4.03     Registration of Ethika Shares.

                  (a) Notice of Registration. If, at any time or from time to time, Purchaser shall determine to register any of its securities for its own account or for the account of any other person other than (i) a registration relating solely to employee benefit plans, (ii) a registration relating solely to a Commission Rule 145 transaction, or (iii) a registration on any form (such as Form S-4) that does not permit secondary sales, Purchaser will:

                  (i) Promptly give to each Seller written notice thereof; and

                  (ii) Include in such registration (and any related qualification under blue sky laws or other compliance), and in any underwriting involved therein, all the Ethika Shares specified in a written request or requests, made within thirty (30) days after receipt of such written notice from Purchaser, by any Seller, but only to the extent that such inclusion will not diminish the number of securities included by Purchaser or such other person (subject, however, to the rights of the Sellers as set forth in Section 4.03(b)).

                  (b) Underwriting. If the registration of which Purchaser gives notice is for a registered public offering involving an underwriting, Purchaser shall so advise the Sellers as a part of the written notice given pursuant to
Section 4.03(a)(i). In such event the right of any Seller to registration pursuant to this Section 4.03 shall be conditioned upon such Seller's participation in such underwriting and the inclusion of the Ethika Shares in the underwriting to the extent provided herein. Any Seller proposing to distribute its securities through such underwriting shall (together with Purchaser and the other holders distributing their securities through such underwriting) enter into an underwriting agreement in customary form with the managing underwriter selected for such underwriting by Purchaser. Notwithstanding any other provision of this Section 4.03, if the managing underwriter determines that marketing factors require a limitation of the number of shares to be underwritten, the managing underwriter may limit the Ethika Shares to be included in such registration. Purchaser shall so advise such Sellers and the other holders distributing their securities through such underwriting pursuant to piggyback registration rights similar to this Section 4.03, and the number of shares of the Ethika Shares and other securities that may be included in the registration and underwriting (other than shares issuable by Purchaser) shall be allocated among such Sellers and other holders in proportion, as nearly as practicable, to the respective amounts of the Ethika Shares which such Sellers and other holders originally proposed to distribute pursuant to such underwriting. If any Seller or other holder disapproves of the terms of any such underwriting, he may elect to withdraw therefrom by written notice to Purchaser and the managing underwriter. Any securities excluded or withdrawn from such underwriting shall be withdrawn from such registration, and, if Section 4.03(i) applies to such registration, shall not be transferred in a public distribution prior to one hundred eighty (180) days after the effective date of the registration statement relating thereto.

                  (c) Right to Terminate Registration. Purchaser shall have the right to terminate or withdraw any registration initiated by it under this
Section 4.03 prior to the effectiveness of such registration whether or not any Seller has elected to include securities in such registration.

                  (d) Registration Procedures. In the case of each registration effected by Purchaser pursuant to this Section 4.03, Purchaser will keep each Seller advised in writing as to the initiation of each registration and as to the completion thereof. At its expense, Purchaser will use its best efforts to:

                  (i) Keep such  registration  effective  for a period of ninety
(90) days or until the Seller or Sellers have completed the distribution described in the registration statement relating thereto, whichever first occurs; provided, however, that (A) such 90-day period shall be extended for a period of time equal to the period the Seller refrains from selling any securities included in such registration at the request of an underwriter of common stock (or other securities) of Purchaser; and (B) in the case of any registration of the Ethika Shares on Form S-3 which are intended to be offered on a continuous or delayed basis, such 90-day period shall be extended, if necessary, to keep the registration statement effective until all such Ethika Shares are sold, provided that Rule 415, or any successor rule under the Securities Act of 1933 (the "Securities Act"), permits an offering on a continuous or delayed basis, and provided further that applicable rules under the Securities Act governing the obligation to file a post-effective amendment permit, in lieu of filing a post-effective amendment that (1) includes any prospectus required by Section 10(a)(3) of the Securities Act or (2) reflects facts or events representing a material or fundamental change in the information set forth in the registration statement, the incorporation by reference of information required to be included in (A) and (B) above to be contained in periodic reports filed pursuant to Section 13 or 15(d) of the Exchange Act of 1934 (the "Exchange Act") in the registration statement;

                  (ii) Prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement;

                  (iii) Furnish such number of prospectuses and other documents incident thereto, including any amendment of or supplement to the prospectus, as a Seller from time to time may reasonably request;

                  (iv)  Cause  all  such  Ethika  Shares   registered   pursuant
hereunder to be listed on each securities exchange on which similar securities issued by Purchaser are then listed; and

                  (v) Provide a transfer agent and registrar for all Ethika Shares registered pursuant to such registration statement and a CUSIP number for all such Ethika Shares, in each case not later than the effective date of such registration.

                  (e) Expenses of Registration. All expenses incurred in connection with any registration pursuant to this Section 4.03, including, without limitation, all registration, qualification and filing fees, printing expenses, escrow fees, fees and disbursements of counsel for Purchaser and blue sky fees and expenses (the "Registration Expenses") shall be borne by Purchaser. Sellers shall be required to pay any and all expenses directly relating to their participation in such registration, including but not limited to Sellers' own counsel fees and expenses and all selling expenses, including all underwriting discounts, selling commissions, and stock and transfer taxes directly relating to Ethika Shares sold by them pursuant to such registration.

                  (f)      Indemnification.

                  (i) Purchaser will indemnify each Seller, with respect to any registration, qualification or compliance effected pursuant to this Section 4.03 (the "Purchaser Indemnitees"), against all expenses, claims, losses, damages or liabilities (or actions in respect thereof), including any of the foregoing incurred in settlement of any litigation, commenced or threatened, arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any registration statement, prospectus, offering circular or other document, or any amendment or supplement thereto, incident to any such registration, qualification or compliance; or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading; or based on any violation (or alleged violation) by Purchaser of any provision of the Securities Act, or any rule or regulation promulgated under the Securities Act, applicable to Purchaser in connection with any such registration, qualification or compliance; provided, that Purchaser will not be liable in any such case to the extent that any such expense, claim, loss, damage, liability or action arises out of or is based on any untrue statement or omission or alleged untrue statement or omission, made in reliance upon and in conformity with information furnished to Purchaser by such Purchaser Indemnitee.

                  (ii) Each Seller will, if the Ethika Shares held by such Seller are included in the securities as to which such registration, qualification or compliance is being effected, indemnify Purchaser, each of its directors and officers, each underwriter, if any, of Purchaser's securities covered by such a registration statement, and each person who controls Purchaser or such underwriter within the meaning of Section 15 of the Securities Act (the "Seller Indemnitees"), against all expenses, claims, losses, damages and liabilities (or actions in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any such registration statement, prospectus, offering circular or other document or any amendment or supplement thereto; or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, provided that such untrue statement (or alleged untrue statement) or omission (or alleged omission) is made in such registration statement, prospectus, offering circular or other document in reliance upon and in conformity with information furnished to Purchaser by such Seller.

                  (g) Information by Seller; Copies of Prospectus. It shall be a condition precedent to the obligations of Purchaser to take any action pursuant to this Section 4.03 with respect to the Ethika Shares of any Sellers that such Sellers of the Ethika Shares included in any registration shall furnish to Purchaser such information regarding such Sellers, the Ethika Shares held by them and the distribution proposed by such Sellers as Purchaser may request in writing and as shall be required in connection with any registration, qualification or compliance referred to in this Section 4.03. In connection with any such registration, Purchaser shall furnish to such Seller or Sellers such numbers of copies as it or they may reasonably request, in order to facilitate the disposition of the Ethika Shares owned by them, of any prospectus or preliminary prospectus prepared in conformity with the Securities Act.

                  (h) Transfer of Registration Rights. The right to cause Purchaser to register securities granted Sellers under this Section 4.03 may be assigned only with the prior written consent of Purchaser.

                  (i) Market Standoff Agreement. In connection with the public offering of Purchaser's securities and upon the request of Purchaser or the underwriters managing any underwritten offering of Purchaser's securities, each Seller agrees not to directly or indirectly sell, offer to sell, contract to sell (including without limitation, any short sale), loan, grant any option for the purchase of, or otherwise dispose of or transfer any Ethika Shares (other than those included in the registration) without the prior written consent of Purchaser or such underwriters, as the case may be, for such period of time (not to exceed one hundred eighty (180) days) from the effective date of such registration as may be requested by Purchaser or such managing underwriters. In order to enforce the foregoing covenant, Purchaser may impose stop-transfer instructions with respect to the Ethika Shares of each Seller (and the shares or securities of every other person subject to the foregoing restriction) until the end of such period.

                  (j) Notice to Purchaser of Proposed Sale and Right of Purchaser to Suspend Use of Registration Statement. If any Seller shall propose to sell any Ethika Shares pursuant to a Registration Statement hereunder, it shall notify Purchaser of its intent to do so at least three (3) full business days prior to such sale. Such notice shall be deemed to constitute a representation that any information previously supplied by such Seller (including without limitation the information referred to in Section 4.03(g) hereof) is accurate as of the date of such notice. At any time within such three
(3) business-day period, Purchaser may refuse to permit the Seller to resell any Ethika Shares pursuant to the Registration Statement; provided, however, that in order to exercise this right, Purchaser must deliver a certificate in writing to the Seller to the effect that a delay in such sale is necessary because a sale pursuant to such Registration Statement in its then-current form would not be in the best interests of Purchaser and its shareholders. In no event shall such delay exceed thirty (30) calendar days, and provided further, however, that in no event shall Purchaser be permitted to exercise this right more than twice in any single calendar year.

                  (k) Termination of Registration Rights. No Seller shall be entitled to exercise any right provided in this Section 4.03 after the date such Seller beneficially owns less than 1% of the Company's outstanding capital stock and is able to sell all of the Ethika Shares held by such Seller in a three-month period pursuant to Rule 144, or a successor rule.

         4.04 Payment to E. Fredrickson. In consideration of the covenants contained in Sections 10.01 and 10.02, Purchaser shall pay to E. Fredrickson Fifty Thousand Dollars ($50,000) per year for a period of two (2) years from the Closing Date for a total of One Hundred Thousand Dollars ($100,000) payable in two installments of $50,000 each, one payable at Closing and one payable on January 1, 1997.


                                    ARTICLE V
                    Representations and Warranties of Sellers

         In order to  induce  Purchaser  to enter  into  this  Agreement  and to
consummate  the  transactions   contemplated  hereunder,   Sellers  jointly  and
severally make the following representations and warranties:

         5.01 Capacity and Consents. Each Seller has full right, power and legal capacity and authority to enter into and perform Seller's obligations under this Agreement and to consummate the transactions contemplated hereby, and has obtained all requisite consents or approvals applicable to Seller to do so. This Agreement and each of the other documents to be executed pursuant hereto have been or will be duly executed and delivered by Sellers and constitute the valid and binding obligations of Sellers enforceable in accordance with its terms.

         5.02 Title to Compass Shares. Each of Sellers has, and at the time of Closing such Seller will have, good and marketable title to the Compass Shares as set forth on Schedule 5.02, free and clear of all liens, encumbrances, security interests, equities, preemptive rights, community property rights and adverse claims whatsoever; and, upon delivery of such shares of the Compass Shares and payment therefor pursuant to this Agreement, good and marketable title to such shares of the Compass Shares, free and clear of all liens, encumbrances, security interests, equities, preemptive rights, community property rights and adverse claims whatsoever, will be transferred to Purchaser.

         5.03 Organization. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Utah and has full corporate power and authority to conduct its business as it is now being conducted and to own, operate or lease the properties and assets it currently purports to own, operate or hold. The Company is duly qualified or licensed to do business and is in good standing in each jurisdiction where the character of its business or the nature of its properties makes such qualification or licensing necessary. The Company does not own, directly or indirectly, any interest or investment in any corporation, association, joint venture, partnership or other business organization, firm or enterprise of any character whatsoever.

         5.04  Capitalization.  The  authorized  capital  stock  of the  Company consists of 500,000 shares of $1.00 par value common stock, of which 2,000 shares are issued and outstanding as of the date hereof and are owned of record and beneficially by Sellers as set forth on Schedule 5.02. All of such outstanding shares are validly issued, fully paid and non-assessable and were issued in compliance with applicable law. Other than as set forth on Schedule 5.04, there are no outstanding options, warrants, convertible securities, calls, rights, commitments, preemptive rights or agreements, instruments or understandings of any character, to which the Company is a party or by which the Company is bound, obligating the Company to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares of capital stock of the Company or any securities or obligations convertible into or exchangeable for such shares or to grant, extend or enter into any such option, warrant, convertible security, call, right, commitment, preemptive right or agreement. There are no outstanding obligations of the Company to purchase or otherwise acquire any capital stock of the Company. The Company has never redeemed any of its outstanding shares of capital stock.

         5.05 No Violation. Except as set forth on Schedule 5.05, the execution and delivery of this Agreement by Sellers does not, and the consummation by the Company and Sellers of the agreements and transactions contemplated by this Agreement will not, (a) conflict with, or result in any violation of or default or loss of any benefit under, any provision of the articles of incorporation or bylaws of the Company; (b) violate any permit, concession, grant, franchise, law, rule or regulation, or any judgment, decree or order of any court, administrative agency or commission or other governmental authority or instrumentality ("Governmental Entity") to which the Company is a party or to which the Company or any of its property is subject; or (c) conflict with, or result in a breach or violation of, or accelerate the performance required by, the terms of any agreement, contract, indenture or other instrument to which the Company is a party or to which any of its property is subject, or constitute a default or loss of any right thereunder or an event which, with the lapse of time or notice or both, might result in a default or loss of any right thereunder or the creation of any lien, charge or encumbrance upon any of the assets or properties of the Company. Sellers shall use their best efforts to cause the Company to take all such actions as shall be necessary so that, at Closing, all of the conflicts, violations or other matters described on Schedule
5.05 shall have been cured, waived or removed.

         5.06 Approvals. Except as set forth on Schedule 5.06, the execution and delivery of this Agreement and the consummation of the agreements and transactions contemplated by this Agreement will not, to the best of Sellers' knowledge after reasonable investigation, require the consent, approval, order or authorization of any Governmental Entity or regulatory authority or any other person under any permit, license, agreement, indenture or other instrument to which the Company is a party or to which any of its properties are subject, and, to the best of Sellers' knowledge after reasonable investigation, no declaration, filing or registration with any Governmental Entity or regulatory authority is required or advisable by the Company in connection with the execution and delivery of this Agreement and the consummation of such agreements and transactions. Sellers shall use their best efforts to cause all of the consents, approvals or other matters described on Schedule 5.06 to be obtained, waived or otherwise satisfied prior to Closing.

         5.07 Corporate Action, Charter and Bylaws. Sellers have heretofore delivered to Purchaser true and complete copies of the incorporation and organizational documents of the Company as in effect on the date hereof. Sellers have heretofore delivered to Purchaser true and complete copies of the minute books and stock records of the Company. Such minute books and stock records correctly reflect all corporate actions taken at all meetings of, or by written consents of, directors of the Company (including committees thereof) including but not limited to actions taken at such meetings relating to the organization of the Company and the issuance of shares of capital stock of the Company.

         5.08 Financial Statements. Attached hereto as Schedule 5.08 are the following financial statements (collectively the "Financial Statements"):
unaudited balance sheets and statements of income, changes in stockholders' equity, and cash flow as of and for the fiscal years ended April 30, 1995 and April 30, 1996, and for the month and year to date ended July 31, 1996. The Financial Statements (including the notes thereto) have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods covered thereby, present fairly the financial condition of the Company for such periods, are correct and complete, and are consistent with the books and records of the Company (which books and records are correct and complete). Since the date of the Financial Statements, there has not been any material adverse change in the business, financial condition, operations, results of operations, or future prospects of the Company.

         5.09 Litigation. Except as set forth on Schedule 5.09, the Company is not subject, and during the two years immediately preceding the date hereof, the Company was not subject, to any judicial, governmental or administrative order, judgment, injunction or decree, other than those of general application. No suits, actions, audits or proceedings of any character whatsoever are pending, or to the knowledge of any Seller, threatened against or affecting the Company or any of its properties, assets or businesses, nor has the Company received any other claims or demands of any nature whatsoever.

         5.10     Compliance with Laws; Environmental Matters.

                  (a) The business of the Company is not currently conducted in violation of any law or any ordinance or regulation of any Governmental Entity. Except as set forth on Schedule 5.10, the Company has not during the past two years conducted its business in violation of any law or any ordinance or regulation of any Governmental Entity. No investigation or review by any Governmental Entity (including without limitation any audit or similar review by any federal, state or local taxing authority) with respect to the Company is pending or, to the knowledge of any Seller, threatened, nor has any Governmental Entity indicated to any Seller or, to the knowledge of any Seller, an intention to conduct the same.

                  (b) The Company has all licenses, permits and certifications (federal, state, foreign and local) required by law to conduct its business in the cities, states and countries in which it conducts its business, and such licenses, permits and certifications are in full force and effect. During the past five years, the Company has not had any such licenses, permits or certifications suspended or revoked, other than as described on Schedule 5.10. No proceeding is pending or, to the knowledge of any Seller, threatened, seeking the revocation or limitation of any of such licenses, permits and certifications.

                  (c)   Specifically,   without  limiting  the   representations
contained in Section 5.10(a) hereof, the Company and its properties are in compliance with all applicable published rules and regulations (and applicable standards and requirements) of the Environmental Protection Agency ("EPA") and of all similar national, state and local agencies in which the Company owns assets or conducts business. There is no suit, claim, action or proceeding now pending before any court, governmental agency or board or, to the knowledge of any Seller, threatened by any person or entity for noncompliance by the Company (or by any other person with respect to any of its properties) with any environmental law, rule or regulation. The Company does not have, and its properties are not subject to, any liability, contingent or otherwise, arising out of or resulting from the release, discharge, spillage, storage, burying or other disposal, whether on its own premises or through other persons, of any pollutant, toxic or hazardous material or waste of any kind. There are no citations, fines or penalties heretofore assessed against the Company or with respect to any of its properties under any national, state or local law that remain unpaid, nor has the Company received any notices or any other communications expressly addressed to it from the EPA, the Occupational Safety and Health Administration or any other national, state or local agency or other Governmental Entity with respect to any violations or alleged violations of any national, state or local law or regulation.

         5.11 Real Property. The Company owns no real property. The Company leases the real property subject to the leases or subleases described in
Schedule 5.11 hereto. Each such lease or sublease is legal, valid, binding and enforceable and is in full force and effect; no party to the leases or subleases is in breach or default and no event has occurred which, with notice or lapse of time would constitute a breach of default, or permit termination, modification or acceleration thereunder. There are no disputes, oral agreements or forbearance programs in effect; the Company has not assigned, transferred, conveyed, mortgaged, deeded, entrusted, or encumbered the leasehold or subleasehold estate. All facilities leased or subleased have received all approvals of governmental authorities (including licenses and permits) required in connection therewith and have been operated and maintained in accordance with all applicable laws, rules and regulations; and the real property and facilities leased or subleased are adequate and suitable for the operations of the Company conducted therein.

         5.12     Intellectual Property.

                  (a) Subject to the rights and licenses granted by the Licenses and the Marketing Agreements (as defined in Sections 5.14(a) and 5.14(b), respectively), the Company is the sole and exclusive owner of all right, title and interest in, and has good, valid and marketable title to, the software programs developed, authored and/or licensed by the Company prior to the Closing including without limitation those software programs listed on Schedule 5.12 (the "Software Programs") and the Documentation (as defined in Section 5.13), free and clear of all mortgages, pledges, liens, security interests, conditional sales agreements, encumbrances or charges of any kind. Subject to the rights and licenses granted by the Licenses and the Marketing Agreements, the Company is the sole and exclusive owner of all right, title and interest in, and has good valid and marketable title to, all patents, trade secrets, copyrights, trade dress, and any and all other proprietary rights (including registrations, licenses and applications pertaining thereto) (the "Intellectual Property"), free and clear of all mortgages, pledges, liens, security interests, conditional sales agreements, encumbrances or charges of any kind. Schedule 5.12 contains a complete list of all registered trademarks and service marks, all reserved trade names, all registered copyrights and all filed patent applications and issued patents used in, or otherwise necessary for the conduct of, the business of the Company as heretofore conducted.

                  (b) Schedule 5.12 sets forth the form and placement of the proprietary legends and copyright notices displayed in or on the Software Programs. In no instance has the eligibility of the Software Programs for protection under applicable copyright law been forfeited to the public domain by omission of any required notice or any other action.

                  (c) The  Company  has taken  reasonable  security  measures to protect the confidentiality of its trade secrets, including, without limitation, technical data, know-how, research, product plans and services, customer lists, software, inventions, processes, formulas, technology, designs, engineering specifications, testing, processes, marketing, finances and other business information and other proprietary information. All personnel, including employees, agents, consultants, and contractors, who have conceived, developed and/or authored, in whole or in part, any of the Software Programs, Documentation, and/or Intellectual Property have executed nondisclosure agreements and either (1) have been party to a written agreement with the Company that has accorded the Company full, effective, exclusive and original ownership of all the Software Programs, Documentation and Intellectual Property, or (2) have executed appropriate instruments of assignment in favor of the Company as assignee that have conveyed to the Company full, effective, and exclusive ownership of all the Software Programs, Documentation and Intellectual Property. The source code and Documentation (except end-user manuals) relating to the Software Programs (i) have at all times been maintained in strict confidence, (ii) have been disclosed by the Company only to employees having a "need to know" the contents thereof in connection with the performance of their duties to the Company and (iii) have not been disclosed to any third party.

                  (d) Schedule 5.12 contains a complete list of software libraries, compilers and other third-party software used in the development of the Software Programs. Schedule 5.12 lists all license agreements for the use of all such software and, if any such software is not licensed, the basis of the use of such software by the Company. All use of each of such Software Programs by the Company has been in full compliance with the respective license agreement or other right of use listed on Schedule 5.12.

                  (e) The Software Programs will perform in accordance with the warranties set forth in the standard end-user agreements listed on Schedule 5.12.

                  (f)  Neither  the  Software  Programs  nor  the  Documentation
infringe, nor will they infringe, any copyright or trade secret of any person or entity, and, to the knowledge of any of Sellers, no part of the Software Programs nor the use thereof for their intended purposes infringes or will infringe any patent or other exclusionary right of any third party. No claims have been asserted by any person or entity as to the use of any of the Intellectual Property. To the knowledge of Sellers, there is no material unauthorized use, infringement or misappropriation of any of the Software Programs, Documentation or Intellectual Property by any third party, including any employee or former employee of the Company. The Company has not been sued or charged as a defendant in any claim, suit, action or proceeding which involves a claim of infringement of any patents, trademarks, service marks, copyrights or violation of any trade secret or other proprietary right of any third party and which has not been finally terminated without continuing obligation by the Company prior to the date hereof, nor do Sellers have any knowledge of any such potential charge or claim, and there is not any infringement liability with respect to, or infringement or violation by, the Company of any patent, trademark, service mark, copyright, trade secret or other proprietary right of another. The Company has not entered into any agreement to indemnify any other person against any charge of infringement of any Software Programs, Documentation or Intellectual Property.

                  (g) The Company has observed all material provisions of, and performed all of their material obligations under, the Licenses, including, but not limited to, the performance of its product maintenance obligations. The Company has not, to the best of Sellers' knowledge after reasonable investigation, taken any action that could cause, or failed to take any action, the failure of which could cause, (i) the unprotected disclosure of any trade secret or source code of any of the Software Programs, (ii) the release from an escrow or other similar arrangement of any source code or trade secret of any of the Software Programs, or (iii) any other adverse effect to the protection of the Software Programs under trade secret, copyright, patent or other intellectual property laws.

                  (h) No portion of the Software Products contains or will contain any "back door," "time bomb," "Trojan horse," "worm," "drop dead device," "virus" or other software routines or hardware components designed to permit unauthorized access; to disable or erase software, hardware, or data; or to perform any other such actions.

         5.13 Adequacy of Documentation. The documentation of the Software Programs includes without limitation the source code for each of the Software Programs, as well as any pertinent commentary or explanation that may be necessary to render such materials understandable and usable by a trained computer programmer, any programs (including compilers), "workbenches," tools and higher level (or "proprietary") language necessary for the development, maintenance and implementation of the Software Programs and any and all other materials relating to the Software Programs including without limitation all notes, flow charts, and programmer's or user's manuals (the "Documentation").

         5.14     Software Contracts.

                  (a) Schedule 5.14 sets forth a complete list of all licenses and sublicenses of the Software Programs and of all customer trial agreements for the Software Programs granted by the Company to other parties (the "Licenses"). All contracts identified in Schedule 5.14 constitute only end-user agreements, each of which grants the end user thereunder principally the nonexclusive right and license to use an identified Software Program and related user documentation, for internal purposes only, at the sites specified in each agreement.

                  (b) Schedule 5.14 sets forth a complete list of all contracts, agreements, licenses, or other commitments or arrangements in effect with respect to the marketing, remarketing, distribution, licensing or promotion of
(i) the Software Programs or any Documentation or the Intellectual Property by any independent salesperson, distributor, sublicensor or other remarketer or sales organization or (ii) of any third party's software products by the Company (the "Marketing Agreements").

                  (c) Other than the Licenses and the Marketing Agreements, the Company has not granted, transferred or assigned any right or interest in the Software Programs, the Documentation or the Intellectual Property to any person or entity.

         5.15 Title to Tangible Property. Other than the Software Programs, the Intellectual Property and the Documentation, all of the property, both tangible and intangible, owned by the Company is shown and described on Schedule 5.15 (the "Other Assets") (the Software Programs, the Intellectual Property, the Documentation and the Other Assets may be collectively referred to herein as the "Assets"). Except as disclosed on Schedule 5.15, the Company owns the Other Assets free and clear of any and all liens and encumbrances whatsoever. The Other Assets are in good operating condition and repair and are suitable for the purposes for which they are presently used. The Assets are sufficient in all respects for the conduct of the business of the Company as presently conducted.

         5.16  Inventory.  The  inventory of the Company  shown and described on
Schedule 5.16 consists of raw materials and supplies, manufactured and purchased parts, goods in process, and finished goods, all of which is merchantable and fit for the purpose for which it was procured or manufactured, and none of which is obsolete, damaged, or defective.

         5.17 Notes and Accounts Receivable. All notes and accounts receivable of the Company are shown and described on Schedule 5.17, are reflected properly on its books and records, are valid receivables subject to no setoffs or counterclaims, are current and collectible, and will be collected in accordance with their terms at their recorded amounts, subject only to the reserve for bad debts set forth on the Financial Statements (rather than in any notes thereto) or as set forth on Schedule 5.17.

         5.18 Contracts. Attached hereto as Schedule 5.18 is a complete list of all (a) employment contracts of the Company which may not be immediately terminated without penalty (or any augmentation or acceleration of benefits);
(b) leases, sales contracts and other agreements with respect to any personal property of the Company; (c) contracts or commitments for capital expenditures or acquisitions in excess of $5,000 for one project or set of related projects;
(d) agreements, contracts, indentures or other instruments relating to the borrowing of money, or the guarantee of any obligation for the borrowing of money; (e) contracts or agreements providing for any covenant not to compete by or otherwise restricting in any way its engaging in any business activity; (f) contracts or agreements relating to franchisees, consultancies, professional retentions, agencies, sales or distributorship arrangements relating to their products or activities; (g) contracts relating to the disposal of any pollutant, toxic or hazardous material or waste generated by or relating to the Company or any of its properties; (h) contracts, agreements, arrangements, understandings or commitments between the Company and any employee, officer, director or Seller of the Company; (i) contracts between the Company and any of its customers; and
(j) contracts, agreements, arrangements or commitments, other than the foregoing, which are material to the business, Assets, earnings, properties, operations or condition, financial or otherwise, of the Company. True and complete copies of all the instruments listed in Schedule 5.18 have been furnished to Purchaser. All such agreements, arrangements or commitments are valid and subsisting and the Company has duly performed its obligations thereunder in all material respects to the extent such obligations have accrued, and no breach or default thereunder by the Company or, to the knowledge of any of Sellers, any other party thereto has occurred that impairs the ability of the Company to enforce any material rights thereunder.

                  Except as set forth in Schedule 5.18, to the knowledge of any of Sellers, no customers or suppliers of the Company with which the Company has an ongoing relationship intend to cease purchasing from, selling to, renting from, or dealing with the Company, and, to the knowledge of any Sellers, no customer or supplier with which the Company has an ongoing relationship intends to alter in any respect the amount of such purchases, sales, rentals or the extent of dealings with the Company or to alter in any respect such purchases, sales, rentals or dealings in the event of the consummation of the transactions contemplated hereby.

         5.19     Employee and Labor Matters and Plans.

                  (a) Neither the Company nor any corporation, trade, business or entity under common control with the Company, within the meaning of Section 414(b), (c) or (m) of the Internal Revenue Code of 1986, as amended (the "Code") or Section 4001 of ERISA, sponsors, maintains or contributes to, or has sponsored, maintained or contributed to within six years prior to the Closing
Date:

                  (i) any  "employee  benefit  plan" as such term is  defined in
Section 3(3) of ERISA; or

                  (ii) any personnel policy, stock option plan, collective bargaining agreement, bonus plan or arrangement, incentive award plan or arrangement, vacation policy, severance pay plan, policy or agreement, deferred compensation agreement or arrangement, executive compensation or supplemental income arrangement, consulting agreement, employment agreement or any other employee benefit plan, agreement, arrangement, program, practice or understanding.

                  (b) There are no labor disputes or disruptions to which the Company is a party. The Company is not a party to or bound by any contract, agreement or understanding with any labor union. The Company has not received and has no reasonable basis from which to expect to receive notice from any union or employees setting forth demands for representation, elections or for present or future changes in wages, terms of employment or working conditions.

                  (c) There are no claims, pending or threatened, by a current or former employee of the Company that, individually or in the aggregate, adversely affect or will adversely affect the business, prospects, results of operations, financial condition or assets of the Company, including but not limited to any claims of equity ownership in any such company or of an ownership interest in any Software Program.

         5.20 Insurance Policies. Schedule 5.20 contains a true and complete description of all insurance policies of the Company covering or relating to the Company and its business, Assets or any employees or other agents of the Company. Each such policy is in full force and effect, and is in an amount, and insures against such losses and risks, as is generally maintained for comparable businesses and properties.

         5.21 Undisclosed Liabilities. There are no liabilities of the Company, including contingent liabilities, other than liabilities reflected in the Schedules to this Agreement, including Schedule 5.21. There are no pending claims for indemnification by any person against the Company under any law or agreement or pursuant to their constituent incorporation and organization documents and, no Seller has knowledge of any existing facts or circumstances that will give rise to such a claim against the Company thereunder.

         5.22 Brokerage Fees. None of the Company, any Seller or any of their respective affiliates has retained any financial advisor, broker, agent or finder or paid or agreed to pay any financial advisor, broker, agent or finder on account of this Agreement or any transaction contemplated hereby.

         5.23 Miscellaneous Other Information. Schedule 5.23 sets forth the following information:

                  (a) the name and current annual salary and benefits of each officer, employee and agent of the Company, and any employment agreement with respect to each such person, and the name and compensation of each person to whom the Company paid consulting fees; and

                  (b) the name of each bank in which the Company has an account or safe deposit box, the number of any such accounts, the name in which the account or box is held and the names of all persons authorized to draw thereon or to have access thereto.

         5.24 No Misleading Statements. This Agreement, the information and schedules referred to herein and the information contained in the Financial Statements that have been furnished to Purchaser in connection with the transactions contemplated by this Agreement, when taken together, do not, and will not as of the Closing, include any untrue statement of a material fact and do not and will not omit to state any material fact necessary to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading.

         5.25 Product Liability. The Company has not given or made any warranties to third parties with respect to any products rented or sold by it, except for the warranties imposed by the provisions of the Licenses and applicable commercial codes. There is no state of facts or the occurrence of any event forming the basis of any present claim against the Company not fully covered by insurance for product liability on account of any express or implied warranty.

         5.26 Taxes. Except as set forth on Schedule 5.26:

                  (a) All tax returns, declarations of estimated tax and tax reports (collectively, "Tax Returns") relating to any income, franchise, sale and use, unemployment compensation, excise, severance, property, gross proceeds, payroll and withholding taxes, together with any interest, penalties, fines and other similar amounts imposed by any Governmental Entity (collectively, "Taxes") that are required to be filed with respect to periods ending on or before the Closing for, by, on behalf of or with respect to the Company, including, but not limited to, those relating to the income, business, operations, payroll or property of the Company and those which include or should include the Company, have been or will be timely filed with the appropriate foreign, national, state and local authorities on or before the Closing, and all Taxes shown to be due and payable for tax periods ending on or before the Closing on such Tax Returns or related to such Tax Returns have been or will be satisfied in full on or before the Closing;

                  (b) All such Tax Returns and the information and data contained therein have been or will be properly and accurately compiled and completed, fairly present or will fairly present the information purported to be shown therein, and reflect or will reflect all liabilities for Taxes for the periods covered by such Tax Returns;

                  (c) None of such Tax Returns are now under audit or examination by any foreign, national, state or local authority and there are no agreements, waivers or other arrangements providing for an extension of time with respect to the assessment or collection of any Taxes or deficiency of any nature against the Company or with respect to any such Tax Return, or any suits or other actions, proceedings, investigations or claims now pending or threatened against the Company with respect to any Taxes, or any matters under discussion with any foreign, national, state or local authority relating to any Taxes, or any claims for any additional Tax asserted by any such authority;

                  (d) All Taxes due and owing from the Company or assessed and due and owing against the Company on or before the Closing have been or will be timely paid in full on or before the Closing and the Company does not have any unpaid liability for any Taxes for any period prior to the date hereof; and
                  (e) All withholding tax and tax deposit requirements imposed on the Company for any and all periods ending on or before the Closing have been or will be timely satisfied in full on or before the Closing.

         5.27 Acquisition Entirely for Own Account. Each Seller represents and warrants that such Seller is acquiring the Ethika Shares solely for such Seller's own account, for investment purposes only and not with a view toward the resale or distribution of the Ethika Shares or any portion or component thereof, and such Seller will not sell, offer to sell or otherwise dispose of or distribute the Ethika Shares or any portion or component thereof in any transaction other than a transaction complying with the registration requirements of the Securities Act and applicable state securities or "Blue Sky" laws, or pursuant to an exemption therefrom. Each Seller also represents that the entire legal and beneficial interest of the Ethika Shares that such Seller is acquiring is being acquired for, and will be held for, such Seller's account only, and neither in whole nor in part for any other person or entity.

         5.28 Information Concerning Purchaser. Each Seller represents and warrants that such Seller has been provided with a copy of Purchaser's most recent Form 10-K, Form 10-Q, preliminary proxy statement and annual report filed with the Commission, a private placement memorandum dated August 14, 1996 and such other information concerning Purchaser that such Seller deems necessary and appropriate to enable such Seller to evaluate the financial risks inherent in making an investment in the Ethika Shares. Each Seller further acknowledges that such Seller has received satisfactory and complete information concerning the business and financial condition of Purchaser in response to all inquiries in respect thereof.

         5.29 Economic Risk and Suitability. Each Seller represents and warrants as follows:

                  (a) Each Seller realizes that such Seller's acquisition of the Ethika Shares involves a high degree of risk and will be a highly speculative investment and that such Seller is able, without impairing such Seller's financial condition, to hold the Ethika Shares for an indefinite period of time and to suffer a complete loss of such Seller's investment.

                  (b) Each Seller has carefully considered and has, to the extent such Seller believes such discussions necessary, discussed with such Seller's professional, legal, tax and financial advisors the suitability of an investment in the Ethika Shares for the particular legal, tax and financial situation of such Seller and that such Seller and/or such Seller's advisors have determined that the Ethika Shares are a suitable investment for such Seller.

                  (c) Seller has such knowledge and experience in business and financial matters as will enable such Seller to evaluate the merits and risks of an investment in the Ethika Shares and to make an informed investment decision.

                  (d) Each Seller has carefully read this Agreement and Purchaser has made available to such Seller or Seller's advisors all information and documents requested by such Seller relating to an investment in the Ethika Shares, and has provided answers, to such Seller's satisfaction, to all of Seller's questions concerning Purchaser and the Ethika Shares to be acquired.

                  (e) Each Seller understands that neither Purchaser nor any of its officers or directors has any obligation to register the Ethika Shares under any federal or state securities laws except and to the extent specifically provided in Section 4.03.

                  (f) All information that each Seller has provided Purchaser concerning such Seller's financial position is true, correct and complete as of the date hereof, and if there should be any material change in such information, such Seller will provide such information to Purchaser as soon as practicable thereafter.

                  (g) Each Seller understands that Purchaser is relying on the truth and accuracy of the declarations, representations, warranties and agreements made by such Seller to Purchaser herein in transferring the Ethika Shares to such Seller.

                            (i) Seller confirms that such Seller has received no
general solicitation or general advertisement and has attended no seminar or meeting (whose attendees have been invited by any general solicitation or general advertisement) and has received no advertisement, article, notice or other communication published in any newspaper, magazine, or similar media or broadcast or television or radio regarding the offering of the Ethika Shares.

         5.30 Registration; Restrictions; Legend. The Ethika Shares that Sellers are acquiring have not been registered under the Securities Act or under the securities laws of any state, and such Ethika Shares must be held indefinitely unless a transfer of them is subsequently registered under the Securities Act and under applicable state securities laws or an exemption from such registration is available. Each Seller agrees not to make any sale of any Ethika Shares except either (i) in accordance with a duly filed and effective registration statement under federal and applicable state law, in which case Seller must comply with the requirement of delivering a current prospectus, or
(ii) in accordance with an exemption from such registration under the federal securities laws and all applicable state securities laws. The Ethika Shares are not transferable on the books of Purchaser unless the certificate submitted to Purchaser's transfer agent evidencing such Ethika Shares is accompanied by a separate certificate executed by a Seller or such Seller's officer, or other person duly authorized by Seller, for purposes of establishing compliance with this Agreement. Such certificate shall be in such form as shall be supplied by Purchaser.

                  "THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE FEDERAL SECURITIES ACT OF 1933 NOR THE APPLICABLE SECURITIES ACT OF ANY STATE BUT HAVE BEEN ISSUED IN COMPLIANCE UPON EXEMPTIONS FROM REGISTRATION CONTAINED IN SAID ACTS. NO SALE, OFFER TO SELL, OR OTHER TRANSFER OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE MAY BE MADE UNLESS A REGISTRATION PROVISIONS OF SUCH ACTS IS THEN APPLICABLE AS EVIDENCED BY A LEGAL OPINION OBTAINED BY THE STOCKHOLDER AND APPROVED BY THE COMPANY PRIOR TO TRANSFER."

         5.31 Accredited Investor. Sellers are "accredited investors" as defined in Rule 501 of Regulation D promulgated pursuant to the Securities Act for they, individually, or jointly with their spouse, have a net worth of $1,000,000 or individually had income in excess of $200,000 in each of the two most recent calendar years and reasonably expect an income and excess of $200,000 in the current year.

                                   ARTICLE VI
             Representations, Warranties and Covenants of Purchaser


         Purchaser represents and warrants to the Seller as follows:

         6.01 Organization, Etc.. Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Mississippi and has full corporate power and authority to conduct its business as it is now being conducted and to own, operate or lease the properties and assets it currently owns, operates or holds under lease.

         6.02 Authorization. Purchaser has full corporate power and authority to enter into this Agreement and to carry out its obligations hereunder. The execution and delivery of this Agreement and the consummation of the agreements and transactions contemplated hereby have been duly approved by the Board of Directors of Purchaser, and no other corporate proceedings on its part are necessary to authorize this Agreement and the transactions contemplated hereby, and this Agreement constitutes the valid and binding obligation of Purchaser enforceable in accordance with its terms.

         6.03 Brokerage Fees. Purchaser has not retained any financial advisor, broker, agent or finder or paid or agreed to pay any financial advisor, broker, agent or finder on account of this Agreement or any transaction contemplated hereby or any transaction of like nature that would be required to be paid by the Seller.

         6.04 No Violation. The execution and delivery of this Agreement by Purchaser does not, and the consummation of the agreements and transactions contemplated by this Agreement will not, (a) conflict with, or result in any violation of or default or loss of any benefit under, any provision of Purchaser's articles of incorporation or bylaws; (b) violate any permit, concession, grant, franchise, law, rule or regulation, or any judgment, decree or order of any Governmental Entity to which Purchaser is a party or to which any of its property is subject; or (c) conflict with, or result in a breach or violation of, or accelerate the performance required by, the terms of any agreement, contract, indenture or other instrument to which Purchaser is a party or to which any of its property is subject, or constitute a default or loss of any right thereunder or an event which, with the lapse of time or notice or both, might result in a default or loss of any right thereunder or the creation of any lien, charge or encumbrance upon any of the assets or properties of Purchaser.

         6.05 Approvals. Except as set forth on Schedule 6.05, the execution and delivery of this Agreement and the consummation of the agreements and transactions contemplated by this Agreement will not, to the best of Purchaser's knowledge after reasonable investigation, require the consent, approval, order or authorization of any Governmental Entity or regulatory authority or any other person under any permit, license, agreement, indenture or other instrument to which Purchaser is a party or to which any of its properties are subject, and, to the best of Purchaser's knowledge after reasonable investigation, no declaration, filing or registration with any Governmental Entity or regulatory authority is required or advisable by Purchaser in connection with the execution and delivery of this Agreement and the consummation of such agreements and transactions. Purchaser shall use its best efforts to cause all of the consents, approvals or other matters described on Schedule 6.05 to be obtained, waived or otherwise satisfied prior to Closing.

         6.06 Articles of Incorporation; Bylaws. Purchaser has heretofore delivered to Sellers true and complete copies of its articles of incorporation and bylaws as in effect on the date hereof.

         6.07 Exchange Act Filings. Purchaser has made all of its required filings under the Exchange Act for the current fiscal year and the prior fiscal year and such filings contain no material representations of material facts or omit to state material facts which, as of the date of such filings, were
necessary  to  make  the  statements   contained   therein,   in  light  of  the
circumstances under which they were made, not misleading. The financial statements contained in such filings comply in all material respects with the Exchange Act and the regulations promulgated thereunder.

         6.08 Litigation. Except as set forth in Schedule 6.08, no suits, actions, audits or proceedings of any character whatsoever are pending or to the knowledge of Purchaser, threatened against or affecting Purchaser or any of its properties, assets or businesses, nor has Purchaser received any other claims or demands of any nature whatsoever, except as otherwise disclosed in its most recent reports filed upon Form 10-K or Form 10-Q since January 1, 1996.

         6.09 Common Stock. Purchaser's common stock is quoted and traded on the NASDAQ "Small-cap Market" system under the rules of the National Association of Securities Dealers, Inc. and, except as set forth on Schedule 6.09, Purchaser meets all requirements for continued quotation and trading on such market and has no knowledge of any reason why its common stock would not continue to be so quoted and traded.

         6.10 No Misleading Statements. This Agreement, the information and schedules referred to herein and the information referred to in Section 5.28 that has been furnished to Sellers in connection with the transactions contemplated by this Agreement, when taken together, do not, and will not as of the Closing, include any untrue statement of a material fact and do not and will not omit to state any material fact necessary to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading.

                                   ARTICLE VII
                         Additional Covenants of Sellers

         7.01 Best Efforts. Sellers will use their best efforts to cause to be satisfied as soon as practicable and prior to the Closing Date all of the conditions set forth in Article II to the obligations of Purchaser to exchange the Ethika Shares for the Compass Shares..

         7.02 Conduct of Business Pending the Closing. From and after the execution and delivery of this Agreement and until the Closing Date, except as otherwise provided by the prior written consent of Purchaser:

                  (a) Sellers will conduct the business of the Company in the ordinary course and in the manner in which the same has heretofore been conducted and will (i) preserve its business organization intact, (ii) keep available the services of its officers, employees, agents and distributors, and
(iii) preserve its relationships with customers, suppliers and others.

                  (b) Sellers will maintain the Assets in customary repair, order and condition, reasonable wear and use and damage by unavoidable casualty excepted, and will maintain insurance of such types and in such amounts upon all of the Assets and business of the Company as are in effect on the date of this Agreement.

                  (c) Sellers will not without Purchaser's prior written consent
(i) sell or transfer any of the Assets outside the ordinary course of business or (ii) incur any material obligations or liabilities or enter into any material transaction, contract, arrangement or agreement.

                  (d) Shall cause the Company not to declare or pay any dividend on or make any other distribution in respect of any of its capital stock, split or combine, or reclassify any of its capital stock or authorize the issuance of any securities with respect thereto, purchase or redeem, or otherwise acquire any shares of the capital stock.

                  (e) Seller shall not amend the Company's articles of incorporation and shall cause the Company not to amend its bylaws or to enter into any obligation or agreement which would be violated by the consummation of this Agreement or the transactions contemplated herein or would cause a default under this Agreement.

                  (f)  Seller   shall   cause  the  Company  not  to  incur  any
indebtedness for borrowed money or guarantee any such indebtedness except in the ordinary course of business or as otherwise agreed to in writing by Purchaser.

                  (g) Seller shall immediately notify Purchaser of any event or condition which constitutes or is likely to result in a material adverse change in the Assets or the financial condition or prospects of the Company or which would cause any representation or warranty made by Sellers herein to be untrue, or would cause Sellers to breach any covenant to be performed by it contained herein.

         7.03 Access to Sellers's Plants, Properties and Records. From and after the execution and delivery of this Agreement, Sellers will afford to the representatives of Purchaser access, during normal business hours and upon reasonable notice, to the Company's premises sufficient to enable Purchaser to inspect the Assets and obtain any information relating to the business of the Company and its financial condition and prospects, and Sellers will furnish to such representatives during such period any and all such information relating to the foregoing investigation as Purchaser may reasonably request; provided, however, that any furnishing of such information to Purchaser and any investigation by Purchaser shall not affect the right of Purchaser to rely on the representations and warranties made by Sellers in or pursuant to this Agreement, and, provided further that Purchaser will hold in confidence all documents and information concerning Sellers so furnished, and, if the sale of the Assets pursuant hereto shall not be consummated, such confidence shall be maintained.

         7.04 No Other Discussions. Commencing on the date hereof and extending through and including the earlier of the Closing Date or termination of this Agreement pursuant to Section 11.01, Sellers will discontinue negotiations with others and will not continue or enter into discussions or negotiate with or entertain or accept the unsolicited offer of any other party concerning the potential sale of all or any part of the Compass Shares or the Assets or the merger, consolidation or other business combination of the Company with any person other than Purchaser. Sellers will notify Purchaser of any offers or inquiries with respect thereto and provide to Purchaser copies of any written offers or proposals.

                                  ARTICLE VIII
                        Additional Covenants of Purchaser

         8.01 Best Efforts. Purchaser will use its best efforts to cause to be satisfied as soon as practicable and prior to the Closing Date all of the conditions set forth in Article III to the obligations of Sellers to exchange the Compass Shares for the Ethika Shares.


                                   ARTICLE IX
                                 Indemnification

         9.01 Agreement by Sellers to Indemnify. Each of Sellers jointly and severally (the "Seller Indemnifying Parties") shall indemnify and hold Purchaser harmless in respect of the aggregate of all indemnifiable damages of Purchaser. For this purpose, "indemnifiable damages" of Purchaser means the aggregate of all expenses, losses, costs, deficiencies, liabilities and damages (including related counsel fees and expenses) incurred or suffered by Purchaser (a) resulting from any inaccurate representation or warranty made by Sellers in or pursuant to Article V hereof, (b) resulting from any default in the performance of any of the covenants or agreements made by Sellers in this Agreement, (c) resulting from the failure of any of Sellers to pay, discharge or perform any liability or obligation of Sellers which is not expressly assumed by Purchaser pursuant to this Agreement or resulting from any dispute concerning any such liability or obligation, or (d) the ownership of the Compass Shares or the operation of the Assets or the business of the Company prior to the Closing Date.

         9.02 Agreement by Purchaser to Indemnify. Purchaser agrees to indemnify and hold Sellers (the "Sellers Indemnified Parties") harmless in respect of the aggregate of all indemnifiable damages of any of Sellers Indemnified Parties. For this purpose, "indemnifiable damages" of any of Sellers Indemnified Parties means the aggregate of all expenses, losses, costs, deficiencies, liabilities and damages (including related counsel fees and expenses) incurred or suffered by any of Sellers Indemnified Parties resulting from (a) any inaccurate representation or warranty made by Purchaser in or pursuant to Article VI hereof, (b) any default in the performance of any of the covenants or agreements made by Purchaser in this Agreement, or (c) the ownership of the Compass Shares or the operation of the Assets or the business of the Company after the Closing Date.

         9.03     Notice and Defense Procedures.

                  (a) Whenever any claim shall arise or any proceeding shall be instituted involving any person in respect of which indemnity may be sought pursuant to this Article IX, such person (the "Indemnified Party") shall promptly notify (in no event later than ten business days after receipt of such notice) the person against whom such indemnity may be sought (the "Indemnifying Party") thereof in writing, including, when known, the facts constituting the basis for such claim or proceeding and the amount or an estimate of the amount of the indemnified liability arising therefrom (such notification being the "Claims Notice"). In addition, each party hereto hereby agrees to provide to the other party written notification and copies of communication from third parties received or made by such parties relating to any matter subject to any indemnification hereunder. The failure by an Indemnified Party to timely furnish to the Indemnifying Party any notice or copy required to be furnished under this
Section 9.03(a) shall not relieve the Indemnifying Party from any responsibility for the matters relating to such notice or copy, unless such failure adversely prejudices the ability of the Indemnifying Party to defend such matter.

                  (b) In connection with any claim giving rise to indemnity hereunder arising out of any claim or legal proceeding by any person who is not an Indemnified Party, the Indemnifying Party at its sole cost and expense may, upon written notice to the Indemnified Party, elect to assume the defense of any such claim or legal proceeding. If the Indemnifying Party has so elected to assume the defense of any such claim or legal proceeding, such defense shall be conducted by counsel chosen by the Indemnifying Party, provided that such counsel is reasonably satisfactory to the Indemnified Party. The Indemnified Party shall be entitled to participate in (but not control) the defense of any such action, with its counsel and at its own expense. If the Indemnifying Party has elected to assume the defense of any claim or legal proceeding as provided herein, the Indemnified Party shall not be entitled to indemnification as to fees and expenses of any counsel retained by the Indemnified Party after the time at which the Indemnifying Party has so elected. The Indemnified Party shall not settle or compromise any indemnified liability without the prior written consent of the Indemnifying Party, which shall not be unreasonably withheld. In the event that the Indemnifying Party shall so assume such defense, it shall not compromise or settle any such claim, action, or suit unless (i) the Indemnified Party gives its prior written consent, which shall not be unreasonably withheld, or (ii) the terms of the compromise or settlement of such claim, action, or suit provide that the Indemnified Party shall have no responsibility for the discharge of any settlement amount and impose no other obligations or duties on the Indemnified Party, and the compromise or settlement discharges all rights against the Indemnified Party with respect to such claim, action, or suit and the settlement will not affect the assets, rights, business or operations of the Indemnified Party. If a firm offer is made to settle a pending or threatened claim, action or proceeding for which the Indemnified Party may be entitled to indemnification hereunder and the Indemnifying Party desires to accept and agree to such offer, Indemnifying Party will give written notice to the Indemnified Party to that effect. If the Indemnified Party fails to consent to such firm offer within ten calendar days after its receipt of such notice, the Indemnifying Party may continue to contest or defend such claim and, in such event, the maximum liability of the Indemnifying Party as to such claim will not exceed the amount of such settlement offer. The Indemnified Party will cooperate with the defense of any such claim, action, or suit and will provide such personnel, technical support, and access to information as may be reasonably requested by the Indemnifying Party in connection with such defense.

         9.04 Nature and Survival of Representations and Warranties. Except as set forth herein, all representations and warranties made by the parties hereto in this Agreement or pursuant hereto shall survive the Closing hereunder and any investigation at any time made by or on behalf of Sellers or Purchaser until the first anniversary of the Closing Date. The representations, warranties and covenants contained in Sections 4.01, 4.02, 4.03, 4.04, 5.01, 5.02, 5.03, 5.04,
5.12, 5.15, 5.21, 6.01, 6.02 and this Article IX shall survive the Closing indefinitely. The representations and warranties relating to liabilities of Sellers for which Sellers are required to indemnify Purchaser pursuant to
Section 9.01(c) or (d) shall survive the Closing until the expiration of the applicable statute of limitations with respect to each such liability. The representations, warranties, and covenants contained in Article X of this Agreement shall survive the Closing until the expiration of the Covenant Period (the date upon which the survival of the respective representation, warranty, covenant or agreement terminates shall be referred to as the "Termination Date"). After the Termination Date, no Indemnified Party may commence any action against any Indemnifying Party in respect of the inaccuracy of any representation or warranty contained in this Agreement. All statements contained in any certificate or other instrument executed and delivered by Sellers or Purchaser pursuant to this Agreement or in connection with the transactions contemplated hereby shall be deemed representations and warranties by Sellers or Purchaser, respectively, hereunder.

         9.05 Limitations on Indemnification. Purchaser and Sellers shall not be entitled to recover from the other party any indemnifiable damages in respect of a breach of a representation or warranty of Sellers or Purchaser, respectively, under this Agreement in excess of the fair market value of the Ethika Shares as of the Closing Date. Section 9.05, the "fair market value" of the Ethika Shares shall be based on the average daily closing share price of the Ethika Shares for the four week period immediately prior to the Closing Date on the principal securities market on which the Ethika Shares are traded in the United States.


                                    ARTICLE X
                              Restrictive Covenants

         10.01    Non-Competition.

                  (a)      Definitions.

                            (i) Area.  "Area"  shall mean the  United  States of
America.

                            (ii) Competing Business.  "Competing Business" shall
mean any business engaged in the Computer Software Industry.

                            (iii) Computer Software Industry. "Computer Software
Industry" shall mean any person, partnership, corporation, or other entity engaged in the business of manufacturing, processing, programming, marketing, or selling Folio infobase software products providing or providing access to, state or federal laws, rules or regulations.

                            (iv) Covenant Period.  "Covenant  Period" shall mean
the period beginning on the Closing Date and ending three (3) years following the Closing Date.

                  (b)  Covenant  Not to  Compete.  During the  Covenant  Period,
Sellers shall not directly or indirectly own, manage, operate, represent, promote, consult for, control or participate in the ownership, operation, acquisition or management of any Competing Business in the Area. A passive investment, consisting of the purchase of not more than five percent (5%) of the voting or equity interest, in a Competing Business alone shall not be considered a breach of this Agreement.

         10.02 Confidentiality. The parties hereto acknowledge and agree that all Trade Secrets (as hereinafter defined), and all physical embodiments thereof, are confidential to and shall be and remain the sole and exclusive property of Purchaser. In addition, all Intellectual Property is the sole and exclusive property of Purchaser. The parties further agree that, during the Covenant Period and in the Area, (a) all Trade Secrets shall be held in the strictest confidence; (b) they shall not, without the prior written consent of Purchaser, disclose, reproduce, distribute or otherwise disseminate such Trade Secrets, and shall protect such Trade Secrets from disclosure by others; and (c) they shall make no use of such Trade Secrets without the prior written consent of Purchaser. "Trade Secrets" shall mean any and all data and information relating to the Company, the Assets or the Business which (i) derive independent economic value, actual or potential, from not being generally known to, and not being readily ascertainable by proper means by other persons who can obtain economic value from their disclosure or use; and (ii) are the subject of efforts that are reasonable under the circumstances to maintain their secrecy, including but not limited to technical or nontechnical data, formulas, compilations, programs, devices, methods, techniques, drawings, financial data and plans, pricing data, and lists of current or potential customers.

         10.03 Acknowledgment of Harm; Remedies. Each of Sellers acknowledges that his covenants pursuant to this Article X are of a special, unique, unusual and extraordinary character, which give them particular value the loss of which cannot be reasonably or adequately compensated in an action at law, and that, in the event there is a breach hereof by any of Sellers, Purchaser will suffer irreparable harm, the amount of which will be difficult or impossible to ascertain. Accordingly, Purchaser shall be entitled to institute and prosecute proceedings in any court of competent jurisdiction, either at law or in equity, to obtain damages for any breach or to enforce specific performance of the provisions or to enjoin any of Sellers from committing any act in breach of this
Article X. The remedies granted to Purchaser in this Article X are cumulative and are in addition to remedies otherwise available to Purchaser at law or in equity. If any of Sellers violate any of the restrictions contained in this Agreement, the restrictive period shall not run in favor of such Seller from the time of the commencement of any such violation until such time as such violation shall be cured by such Seller to the satisfaction of Purchasers.


                                   ARTICLE XI
                                   Termination


         11.01 Termination. Anything to the contrary herein notwithstanding, this Agreement may be terminated and the transactions contemplated hereby may be abandoned:

                  (a) by the mutual written consent of all of the parties hereto at any time prior to the Closing Date;

                  (b) by Purchaser in its sole discretion if for any reason Purchaser is unsatisfied following its due diligence review as provided in
Section 2.01;

                  (c) by either party if the Closing has not occurred on or prior to the Closing Date;

                  (d) unless terminated pursuant to Sections (a), (b) or (c), by any party in the event of the material breach by any other party of any provision of this Agreement, which breach is not remedied by the breaching party within 30 days after receipt or notice thereof from the terminating party; or

                  (e) unless terminated pursuant to Sections (a), (b) or (c), by any party hereto if the Closing has not taken place by the ninetieth (90th) day after the date of this Agreement.

                  If this Agreement is terminated pursuant to clause (a), (b) or
(c) of this Section 11.01, no party shall have any liability for any costs, expenses, loss of anticipated profit or any further obligation for breach of warranty or otherwise to any other party to this Agreement. Any termination of this Agreement other than pursuant to clauses (a), (b) or (c) of this Section
11.01 shall be without prejudice to any other rights or remedies of the respective parties.

         11.02 Risk of Loss. The risk of any loss to the Compass Shares, the Company and the Assets and all liability with respect thereto shall be the sole responsibility of Sellers until the completion of the Closing. If any material part of the Assets shall be damaged or destroyed by casualty prior to the completion of the Closing hereunder, Purchaser shall have the right and option:

                            (i) to terminate this Agreement,  without  liability
to any party thereto; or

                            (ii) to proceed with the Closing hereunder, in which
event such casualty shall not constitute a breach by Seller of any representation, warranty or covenant in this Agreement, and Purchaser shall be entitled to receive and retain the insurance proceeds arising from such casualty, if any.

                                   ARTICLE XII
                                  Miscellaneous

         12.01 Severability. If any term or provision of this Agreement or the application thereof to any person or circumstance shall, to any extent, be held invalid or unenforceable by a court of competent jurisdiction, the remainder of this Agreement or the application of any such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law. If any of the provisions contained in this Agreement shall for any reason be held to be excessively broad as to duration, scope, activity or subject, such provision shall  be  construed  by  limiting  and  reducing  it,  so as to  be  valid  and enforceable to the extent compatible with the applicable law or the determination by a court of competent jurisdiction.

         12.02 Brokers' Commission. Purchaser will indemnify and hold harmless Sellers from the commission, fee or claim of any person, firm or corporation employed or retained or claiming to be employed or retained by Purchaser to bring about, or to represent it in, the transactions contemplated hereby. Sellers will indemnify and hold harmless Purchaser from the commission, fee or claim of any person, firm or corporation employed or retained or claiming to be employed or retained by Sellers to bring about, or to represent them in, the transactions contemplated hereby.

         12.03 Amendment and Modification. The parties hereto may amend, modify and supplement this Agreement in such manner as may be agreed upon by them in writing.

         12.04  Survival.   The  representations,   warranties,   covenants  and
agreements of the parties contained in Articles IV, V, VI, IX, X and XII shall survive the Closing and shall not terminate at the Closing.

         12.05 Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, heirs and legal representatives. This Agreement may not be assigned by Purchaser except to another corporation controlled by or under common control with Purchaser. In any such event, Purchaser shall remain directly liable for all undertakings and obligations hereunder.

         12.06 Entire Agreement. This Agreement and the exhibits and schedules attached hereto contain the entire agreement of the parties hereto with respect to the purchase of the Assets and the other transactions contemplated herein, and supersede all prior understandings and agreements of the parties with respect to the subject matter hereof. Any reference herein to this Agreement shall be deemed to include the schedules and exhibits attached hereto.

         12.07 Headings; Etc. The descriptive headings in this Agreement are inserted for convenience only and do not constitute a part of this Agreement. References to "Sections" and "subsections", unless otherwise stated, refer to sections and subsections of this Agreement. Unless otherwise specified, references to "Exhibits" and "Schedules" refer to exhibits and schedules which are attached hereto and are hereby made a part hereof.

         12.08 Execution in Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, and all of which together will constitute one and the same instrument.

         12.09 Schedules. To the extent any disclosure in a schedule puts Purchaser on actual notice of the facts reflected therein, such disclosure shall be deemed to be a disclosure in all other schedules under this Agreement as to such facts. References on any schedule to any document, instrument, contract or agreement shall not be deemed for any purpose of this Agreement to be a disclosure of any term, provision or statement of fact of, or relating to, such document, instrument, contract or agreement, (a) unless and until a copy of such document, instrument, contract or agreement has been provided to Purchaser, and
(b) until the expiration of the Due Diligence Period.

         12.10 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of South Carolina applicable to contracts made and to be performed herein.

         12.11 Notices. All notices required to be given in accordance with this Agreement shall be deemed to have been received three days after being sent U.S. Mail, certified or registered, return receipt requested, or, if sent by telecopier, when successfully transmitted, or, if sent by any other means, when delivered, to the following addresses:

                   If to Purchaser:

                   Ethika Corporation
                   107 Executive Center
                   Hilton Head Island, SC  29928
                   Attn: G. Thomas Reed, President and Chief Operating Officer Telecopier No.: (803) 785-3315

                   If to Sellers:

                   Eric and Sherry Fredrickson
                   Compass Data Systems, Inc.
                   967 East Murray-Holladay Road
                   Salt Lake City, Utah 84117
                   Telecopier No.: (801) 262-4199

         The parties hereto may change the above shown notice addresses by giving notice in the manner acquired hereunder of such new address.


                  IN WITNESS WHEREOF, The parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                                                   PURCHASER:

                                                   ETHIKA CORPORATION

                                                   By:  ________________________
                                                Title:  ________________________


                                                   SELLERS:

                                                   /s/Eric R. Fredrickson
                                                   ----------------------
                                                   ERIC R. FREDRICKSON

                                                   /s/Sherry Frederickson
                                                   ----------------------
                                                   SHERRY FREDRICKSON

                                  Schedule 6.05

                                    Approvals



         None

                                  Schedule 6.08

                                   Litigation

       See attached letter of Purchaser to its shareholders dated July 25, 1996.

                                  Schedule 6.09

                                  Common Stock

              Purchaser's securities are currently traded on the NASDAQ "Small-Cap Market" system. Under the rules of the National Association of Securities Dealers, Inc. ("NASD"), in order to maintain listing in the system, Purchaser must, among other things, have at least $2,000,000 in assets, $1,000,000 in capital, a minimum bid price for its common stock of $1.00 per share, and at least two market makers. Purchaser's common stock is currently trading below $1.00 per share, but Purchaser is entitled to continue its listing pursuant to a provision providing exceptions for companies with a market float in excess of $1,000,000 and at least $2,000,000 in capital and surplus. The NASD has proposed the elimination of this exception, which would then require that Purchaser's share price be at least $1.00 for Purchaser to continue its listing on NASDAQ. If enacted, this amendment would permit Purchaser to maintain the standards for NASDAQ Small-Cap Market listing with respect to its Common Stock only if the minimum bid price of Purchaser's common stock rises to, and remains at or above, $1.00. No assurance can be given that this will be achieved and sustained. If Purchaser is unable to continue to satisfy the listing maintenance criteria, its listed securities will be subject to delisting. Trading, if any, in the listed securities would thereafter cease to be quoted in the NASDAQ system, and would be conducted in the over-the-counter market with inter-dealer bid and ask price quotes published in what are commonly referred to as the "pink sheets." As a result, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, Purchaser's securities. If Purchaser fails to maintain NASDAQ Small-Cap Market listing, the market value of Purchaser's securities likely would decline and purchasers in this offering likely would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, Purchaser's securities.

              In addition, if Purchaser fails to maintain NASDAQ Small-Cap Market listing for its securities, and no other exclusion from the definition of a "penny stock" under the Securities Exchange Act of 1934 (the "Exchange Act") is available, then any broker engaging in a transaction in Purchaser's securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market values of Purchaser's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in Purchaser's securities, they would become less willing to engage in such transactions, thereby making it more difficult for purchasers in this offering to dispose of their shares.

                                  Schedule 1.01

                                  Ethika Stock


         363,306 shares will be issued to each of Eric Fredrickson and Sherry Fredrickson.

                                                                  EXHIBIT (2)(e)



                            ASSET PURCHASE AGREEMENT
                         BETWEEN ETHIKA CORPORATION AND
                       AMERICAN PRACTICE MANAGEMENT, INC.
                          AND CONSULTING CONCEPTS, INC.

                            ASSET PURCHASE AGREEMENT

                  THIS ASSET PURCHASE AGREEMENT  (hereinafter is "Agreement") is made and entered into this 24th day of September, 1996, by and between ETHIKA CORPORATION, a Mississippi corporation ("Purchaser"), AMERICAN PRACTICE MANAGEMENT, INC. a Delaware corporation ("APM"), and CONSULTING CONCEPTS, INC., a Utah corporation ("CCI") (APM and CCI may from time to time hereinafter be referred to collectively as the "Sellers" or individually as a "Seller").

                                    RECITALS:

         A. CCI is the owner of certain Folio infobase software products and other related assets.

         B. APM has an exclusive license to use the software products pursuant to a License Agreement, dated as of May 25, 1995 (the "License Agreement"), between CCI and APM, and pursuant to said license, has exploited the commercial benefits of the license and provided financial assistance in the commercial development of such software products.

         C. Sellers desire to sell to Purchaser, and Purchaser desires to acquire from Sellers, the assets of Sellers described herein upon the terms and subject to the conditions contained herein.

         NOW THEREFORE, for and in consideration of the mutual covenants and agreements contained herein, and for other good and valuable consideration, parties hereto agree as follows:

                                   ARTICLE I:
                         Purchase and Sale of the Assets

         1.01 Purchase of Assets. On the terms and subject to the conditions contained in this Agreement, on the Closing Date (as defined in Section 2.01), Purchaser shall purchase from Sellers, and Sellers shall sell, convey, assign, transfer and deliver to Purchaser, free and clear of all liens, security interests and encumbrances whatsoever, by appropriate warranty bills of sale, assignments and other instruments satisfactory to Purchaser, all of the following assets, properties, rights, titles and interests, whether tangible or intangible, and wherever located, of Sellers on the date hereof, with such changes therein after the date hereof as shall be permitted pursuant to the terms hereof (the "Assets"):

                  (a) The Folio infobase software products known as 1Source and 1Source HCFA, containing coding and health care reimbursement data (including primarily CPT codes, ICD-9 codes, HCFA program regulations, Medicare fee schedules, CHAMPUS fee schedules, Federal Register matters related to RBRVS and RBRVS unit values (the "Program Data")), developed for the American Medical Association (AMA) and/or the American Academy of Ophthalmology (AAO) (collectively, the "Products").

                  (b) All custom codes which Sellers have developed and as to which they retain title and all modifications, enhancements, revisions or versions of or to any of the foregoing and relating to the Products, all prior releases of any of the foregoing applicable to any operating environment.

                  (c) All lists and records pertaining to customer accounts (whether past or current), suppliers, distributors, personnel and agents and all other books, ledgers, files, documents correspondence and business records relating specifically to the Products.

                  (d) All claims, deposits, warranties, guarantees, refunds, causes of action, rights of recovery, rights of set-off and rights of recoupment of every kind and nature relating to the Products.

                  (e) Except as set forth on Schedule 1.01 (e), all of the following rights relating specifically to the Products:

                          (i) trademarks,  service marks, trade dress, logos and
                  trade   names   and   registrations   and   applications   for
                  registration thereof;

                          (ii) copyrights and registrations and applications for
                  registration thereof;

                          (iii) maskworks and registrations and applications for
                  registrations thereof;

                          (iv)  right,   title  and  interest  in  all  computer
                  software, data and documentation;

                          (v) trade secrets and confidential business information (including ideas, formulas, compositions, inventions (whether patentable or unpatentable and whether or not reduced to practice), know-how, manufacturing and production processes and techniques, research and development information, software products in development, drawings, flow charts, processes, ideas, specifications, designs, plans, proposals, technical data, copy-rightable works, financial, marketing, and business data, pricing and cost information, business and marketing plans, and customer and supplier lists and information);

                          (vi) other proprietary rights; and

                          (vii) copies and tangible embodiments of the foregoing
                  (in whatever form or medium and including without limitation all copies of all or any part of the Products in object code, source code or other format, and in all magnetic media);

         (items (i) through (vii) may be referred to herein collectively the "Intellectual Property") and all income, royalties, damages and payments due at Closing or thereafter with respect to the Intellectual Property and all other rights thereunder including, without limitation, damages and payments for past, present or future infringements or misappropriations thereof, the right to sue and recover for past, present or future infringements or misappropriations thereof, all rights to use all of the foregoing forever and all other rights in, to and under the foregoing in all countries.

                  (f) All permits, licenses (including, but not limited to, the License Agreement), franchises, orders, registrations, certificates, variances, approvals and similar rights obtained from governments and governmental agencies relating to the Products and all data and records pertaining thereto.

                  (g)   All   books,   records,   ledgers,   files,   documents,
         correspondence, lists, studies and reports and other printed or written materials relating specifically to the Products.

                  (h) All contracts and agreements relating to the Products, whether oral or written, involving the license, use, sale, production or protection the Products, including but not limited to those contracts shown and described on Exhibit A (collectively, the "Assumed Contracts").

                  (i) All Net Sales (as hereinafter defined) arising out of any license, sale or other use of the Products occurring on or after June 1, 1996, and all receivables associated with such license, sale or use of the Products, through the Closing Date, including but not limited to those shown and described on Exhibit B.

                  (j) All inventory, including finished goods inventory, work-in-process, and all raw materials relating to or used, licensed or sold specifically in connection with the Products, including but not limited to the inventory shown and described on Exhibit C.

         1.02 Purchase Price. In consideration of the transfer, assignment and conveyance of the Assets to Purchaser, Purchaser shall pay and deliver to Sellers the following:

                  (a) At the Closing (as defined in Section 2.01), Purchaser shall issue to Sellers 180,000 shares of its $1.00 par value common stock (the "Shares") to the persons and in the amounts shown on Exhibit
         D. The Shares will be issued in a transaction exempt from registration under federal and applicable state law and will not be issued pursuant to any registration statement filed with the Securities Exchange Commission or any state agency or commission.

                  (b) Purchaser will pay to APM percentages of Net Sales as follows (the "Percentage Amounts"):

                            (i) 5% of Net  Sales  up to  $3,000,000  during  the
                  period beginning June 1, 1996 and ending May 31, 1998 (the "Initial Period"); plus

                            (ii) 7.5% of Net Sales between $3,000,001 and $4,500,000 during the Initial Period; plus

                            (iii) 10% of Net Sales  over  $4,500,000  during the
                  Initial Period; plus ----

                            (iv) 5% of Net  Sales up to  $3,000,000  during  the
                  period beginning June 1, 1998 and ending May 31, 1999 (the "Third Year"); plus

                            (v)  7.5%  of  Net  Sales  between   $3,000,001  and
                  $4,500,000 during the Third Year; plus ----

                            (vi) 10% of Net Sales  over  $4,500,000  during  the
                  ThirdYear.

         With respect to such Percentage Amounts and the Percentage Amounts payable pursuant to Section 5.04, payments will be made on a calendar quarterly basis no later than thirty (30) days after the end of each calendar quarter, beginning October 31, 1996 for the quarter ending September 30, 1996; each payment of the Percentage Amounts shall be accompanied by a report accounting to APM for the calculation of the amounts paid; and APM will have the right to inspect the books and records of Purchaser relating to the revenues and expenses associated with the license, sale or other use of the Products applicable in determining the Percentage Amounts due and payable to Sellers. As used herein, "Net Sales" shall mean all revenues with respect to the sale, license or other use of the Products collected during the applicable period, less the applicable manufacturing expenses, selling costs (including packaging and shipping costs), and royalties incurred which may be properly allocated to such revenues in accordance with generally accepted accounting principles. In computing Net Sales, no deduction shall be made from revenues for employee wages, commissions or bonuses, depreciation, amortization, general overhead or taxes. Notwithstanding the foregoing, for any applicable period, "Net Sales" shall include all revenues (less applicable expenses) from the sale, license or other use of the Products (i) pursuant to a written agreement executed by Purchaser and a customer during such period or (ii) which exceed $1,000 in the aggregate in any one transaction if such sales are actually consummated or otherwise properly allocated to such period, in each case, irrespective of whether the revenues are actually collected in a different period; provided, however, that the foregoing shall not obligate Purchaser to pay any Percentage Amounts for Net Sales unless and until the revenues are actually collected.

                  (c) If APM does not give Purchaser notice within thirty calendar days following receipt of the report accounting for Net Sales during the prior calendar quarter, APM shall be deemed to have accepted the report. If APM gives Purchaser timely notice of its objections to the report, and if Purchaser and APM are unable, within fifteen calendar days after receipt by Purchaser of the notice by APM of its objections, to resolve the disputed exceptions, such disputed exceptions will be referred to a firm of independent certified public accountants ("Independent Accounting Firm") mutually acceptable to APM and Purchaser. The Independent Accounting Firm shall, within sixty days following its selection, deliver to APM and Purchaser a written report determining such disputed exceptions, and its determinations will be conclusive and binding upon Purchaser and APM. In the event the report of the Independent Accounting Firm requires payment by Purchaser of an amount in excess of 5% of the Percentage Amounts actually paid for the applicable period, the fees and disbursements of the Independent Accounting Firm shall be borne by Purchaser. Otherwise, the fees and disbursements of the Independent Accounting Firm shall be borne by APM.

         1.03 Allocation of Purchase Price. The purchase price shall be allocated among each item or class of Assets in accordance with Exhibit E.
Purchaser and Sellers agree that they will prepare and file their federal and any state or local income tax returns based upon such allocations.

         1.04 Assumption of Assumed Contracts; Exclusion of Excluded Liabilities. On the Closing Date, Purchaser shall assume and agree to pay, perform and discharge when due all of the obligations, debts and liabilities of Sellers under the Assumed Contracts accruing and due and payable after the Closing Date. Sellers shall pay all obligations, debts and liabilities accruing on or prior to the Closing Date, whether or not due and payable on or prior to the Closing Date. Except with respect to the Assumed Contracts, Purchaser shall not assume or pay, perform or discharge, nor shall Purchaser be responsible, directly or indirectly, for any other debts, obligations, contracts or liabilities of the Sellers, including, without limitation, those arising from the sale of the Products prior to the Closing Date, such as liabilities for accounts payable, taxes, employee wages or commissions arising from the sale of the Products prior to the Closing Date, all such debts, liabilities and obligations of the Sellers being herein referred to as the "Excluded Liabilities".


                                   ARTICLE II
                                     Closing

         2.01 Time and Place of Closing. The closing of the transactions contemplated herein ("the Closing") shall be held at 10:00 a.m. at the offices of Hunter, Maclean, Exley & Dunn, P.C., 3rd Floor, 200 East St. Julian Street, Savannah, Georgia, on the third business day after all conditions precedent set forth in Articles III and IV have been satisfied, or at such other time and place as the parties hereto may mutually agree (the "Closing Date"). If the Closing is not held on or prior to the ninetieth (90th) day after the date of this Agreement, this Agreement shall be null and void ab initio and no party shall have any obligation to any other party hereunder.

                                   ARTICLE III
                     Conditions to Obligations of Purchaser

         The obligation of Purchaser to purchase the Assets shall be subject to the satisfaction at or prior to the Closing Date of each of the following conditions:

         3.01 Due Diligence Review. Prior to execution of this Agreement, Purchaser has had the opportunity to conduct only limited examination of the assets, liabilities, business and affairs of Sellers as they relate to the Assets and the license, sale or other commercial use of the Assets (the "Business"). Commencing on the date hereof, Purchaser shall have thirty (30) days to diligently pursue its review of the books, records, business and affairs of Seller as they relate to the Assets and the Business. Seller shall make available to Purchaser any and all information which Purchaser may reasonably request in order to complete its review as provided in Section 8.03. During its due diligence review, Purchaser shall have the right to terminate this Agreement by giving written notice to Sellers thereof within thirty (30) days of the date of this Agreement.

         3.02 Accuracy of Representations and Warranties and Compliance with Obligations. The representations and warranties of Sellers contained in this Agreement shall have been true and correct at and as of the date hereof in all material respects, and they shall be true and correct at and as of the Closing Date in all material respects with the same force and effect as though made at and as of that time. Sellers shall have performed and complied with all of their obligations required by this Agreement to be performed or complied with at or prior to the Closing Date. Each of Sellers shall have delivered to Purchaser a certificate, dated as of the Closing Date and signed by a duly authorized officer of such Seller, certifying that such representations and warranties are true and correct and that all such obligations have been performed and complied with.

         3.03 Corporate Authorization. Purchaser shall have received a resolution of the Boards of Directors of APM and CCI approving this Agreement and the transactions contemplated herein in form and in substance acceptable to Purchaser.

         3.04 Receipt of Necessary Consents. All necessary consents or approvals of third parties to any of the transactions contemplated hereby, the absence of which would materially affect Purchaser's rights hereunder, shall have been obtained and shown by written evidence reasonably satisfactory to Purchaser.

         3.05 No Adverse Litigation. There shall not be pending or threatened any action or proceeding by or before any court or other governmental body which shall seek to restrain, prohibit or invalidate the sale of the Assets to Purchaser or any other transaction contemplated hereby, or which might adversely affect the right of Purchaser to own the Assets or to operate the Business and which, in the reasonable judgment of Purchaser, makes it inadvisable to proceed with the purchase of the Assets.

         3.06 Employment Arrangement with Low. Steven Low ("Low") shall have entered into an employment arrangement with Purchaser acceptable to Purchaser (the "Low Employment"), and as of the Closing Date the Low Employment will be in full force and effect.

         3.07 AMA Agreement. Purchaser shall have entered into a contract with the AMA (the "AMA Contract") pursuant to which Purchaser is granted the right to publish electronically the CPT code book upon such terms and subject to such conditions as are reasonably acceptable to the Purchaser.

         3.08 Closing Documents. The Sellers shall have executed and delivered a bill of sale or conveyance satisfactory to Purchaser with appropriate warranties conveying title to the Products and other Assets, an assignment in form satisfactory to Purchaser of the Contracts, and any and all other documents deemed reasonably necessary by Purchaser to consummate the transactions contemplated herein or to otherwise effect the intent of this Agreement.

         3.09 Material Adverse Change. There shall have been no material adverse change in the Assets or the Business prior to the Closing.

         3.10 Non-Competition Agreements. Lise D. Roberts, Douglas E. Pedersen, and David S. Hefner, the shareholders of CCI (each a "Shareholder" and collectively the "Shareholders"), shall have executed and delivered non-competition agreements to Purchaser in form and substance acceptable to Purchaser with covenants similar to those as are provided in Section 11.01 hereof (the "Non-competition Agreements").

                                   ARTICLE IV
                     Conditions to Obligation of the Sellers

         The obligation of Sellers to sell the Assets shall be subject to the satisfaction at or prior to the Closing Date of each of the following conditions:

         4.01 Accuracy of Representations and Warranties and Compliance with Obligations. The representations and warranties of Purchaser contained in this Agreement shall have been true and correct at and as of the date hereof in all material respects, and they shall be true and correct at and as of the Closing Date in all material respects with the same force and effect as though made at and as of that time. Purchaser shall have performed and complied with all of its obligations required by this Agreement to be performed or complied with at or prior to the Closing Date. Purchaser shall have delivered to Sellers a certificate, dated as of the Closing Date and signed by its Vice President, certifying that such representations and warranties are true and correct and that all such obligations have been performed and complied with.

         4.02 Corporate Authorization. Sellers shall have received a resolution of the Board of Directors of Purchaser approving this Agreement and the transactions contemplated herein in form and substance acceptable to Sellers.

         4.03 No Adverse Litigation. There shall not be pending or threatened any action or proceeding by or before any court or other governmental body which shall seek to restrain, prohibit or invalidate the sale of the Assets by Sellers or any other transaction contemplated hereby or which, in the reasonable judgment of the Sellers, makes it inadvisable to proceed with the sale of the Assets.

         4.04 Closing Documents. Purchaser shall have executed and delivered to Sellers certificates representing the Shares in the amounts shown on Exhibit D, free and clear of all liens and encumbrances, each such certificate bearing a legend as provided in Section 6.16(b), together with any and all such other documents deemed reasonably necessary by Sellers to consummate the transactions contemplated herein or to otherwise effect the intent of this Agreement.

         4.05 Material Adverse Change. There shall have been no material adverse change in the financial condition, business or prospects of Purchaser prior to the Closing.

                                    ARTICLE V
                              Additional Agreements

         5.01 Execution of Further Documents. At and after the Closing, upon the reasonable request of Purchaser, Sellers shall execute, acknowledge and deliver all such further acts, deeds, assignments, transfers, conveyances, powers of attorney and assurances as may be required to convey, transfer to and vest the Purchaser, and to protect its rights, title and interest in, the Assets and as may be appropriate otherwise to carry out the transactions contemplated by this Agreement.

         5.02 Relationships with AMA and AAO. Prior to the Closing, Sellers will not take any action that would reasonably be expected to adversely affect their relationship or the relationship of Purchaser with the AMA and the AAO with regard to the Products and the electronic publication of information owned by them and will not promote or support any other person in selling software to the AMA or the AAO that competes with the Products.

         5.03 Employees. Purchaser and its affiliates shall independently evaluate for employment William Simms, and Ann Griffiths, but Purchaser shall be under no obligation to employ or retain the services of any such persons.

         5.04 Editorial Services. APM agrees to use its best efforts to provide Editorial Services (as hereinafter defined) of Douglas E. Pedersen to Purchaser with respect to the Assets for three (3) years after the Closing Date. "Editorial Services" means providing on a regular basis, as reasonably requested by Purchaser, counseling and recommendations as to changes or modifications in the Products regarding events, regulations or other modifications that are reasonably necessary to keep the Products up-to-date, any changes in content, and the right to list Pedersen and/or APM in its labeling and marketing as the "Editor" for its products. In consideration for the Editorial Services, and provided that and to the extent that such Editorial Services are provided to Purchaser in a satisfactory manner, Purchaser shall pay to APM, in addition to the Percentage Amounts payable to APM pursuant to Section 1.02 (b), Percentage Amounts as follows:

                            (i) 5% of Net  Sales  up to  $3,000,000  during  the
                  Initial Period; plus ----

                            (ii) 7.5% of Net Sales between $3,000,001 and $4,500,000 during the Initial Period; plus

                            (iii) 10% of Net Sales  over  $4,500,000  during the
                  Initial Period; plus ----

                            (iv) 5% of the first  $3,000,000 of Net Sales during
                  the Third Year; plus ----

                            (v) 7.5% of the Net  Sales  between  $3,000,001  and
                  $4,500,000 during the Third Year; plus

                            (vi) 10% of Net Sales  over  $4,500,000  during  the
                  Third Year.

         After the Third Year, if Purchaser and Sellers agree that Pedersen and/or APM shall continue to provide Editorial Services to Purchaser for additional one (1) year terms (each an "Additional Year"), Percentage Amounts will be paid as follows:

                            (i) 10% of all Net  Sales  up to  $3,000,000  during
                  each Additional Year; plus ----

                            (ii) 15% of all Net  Sales  between  $3,000,001  and
                  $4,500,000 during each Additional Year; plus

                            (iii) 20% on all Net Sales  over  $4,500,000  during
                  each Additional Year.

         Notwithstanding the foregoing, commencing with the calendar quarter beginning January 1, 1997, if the Percentage Amounts for Editorial Services for a prior calendar quarter are less than the amount which would normally be charged by the persons providing Editorial Services at their then existing billing rates, Purchaser shall instead pay to Sellers the reasonable amount determined using the then existing billing rates of such APM personnel. Notwithstanding the foregoing, if at any time the Editorial Services are not provided by APM as agreed, or are not provided to the reasonable satisfaction of Purchaser, no royalties will be paid.

         5.05 Employee Costs. APM agrees to pay Purchaser $13,186 (the "Service Expense Amount") which amount represents the reasonable cash compensation paid by Purchaser to Low, Simms and Griffiths as independent contractors providing services to Purchaser commencing with the pay period beginning June 13, 1996 until July 31, 1996. Purchaser shall be entitled to deduct from any Percentage Amounts payable pursuant to Sections 1.02 or 5.04 of this Agreement an amount up to the aggregate Service Expense Amount. In the event either the Closing does not occur or the Percentage Amounts payable hereunder do not exceed the Service Expense Amount, Sellers shall have no obligation to reimburse Purchaser for any unreimbursed Service Expense Amount.

         5.06 Complimentary Copies of Products. During the period beginning on the Closing Date and ending on May 31, 1999, and during any period during which APM is providing Editorial Services to the Purchaser, Purchaser shall provide to APM annually a free copy of each of the Products promptly following its release for all the then existing APM offices, either in single user or network version; provided, however, that no more than five copies shall be provided to APM, the use of such copies shall be restricted to the offices to which the copies are delivered, and APM shall be responsible for reimbursing the Purchaser for any out-of-pocket expenses, and including expenses incurred by Text Retrieval Systems, Inc. for these installations.

         5.07 Distributors Agreement. Purchaser and APM shall negotiate in good faith an agreement pursuant to which APM, and its successors, shall be entitled to earn commissions or other compensation for the sale of Products on behalf of Purchaser.


                                   ARTICLE VI
                    Representations and Warranties of Sellers

         In order to  induce  Purchaser  to enter  into  this  Agreement  and to
consummate  the  transactions   contemplated  hereunder,   Sellers  jointly  and
severally make the following representations and warranties:

         6.01 Organization, Power and Authority of the Seller. APM and CCI are corporations duly organized, legally existing and in good standing under the laws of Delaware and Utah, respectively and have full corporate power and authority to own or lease their respective properties, including the Assets, and operate their respective business, including the Business, to enter into this Agreement and to carry out the transactions and agreements contemplated hereby. APM and CCI are duly qualified to do business as a foreign corporation in all jurisdictions in which such qualification is required or as to which the failure to so qualify would not have a material adverse effect on the Assets or the Business.

         6.02 Books and Records. The books of account and other financial records disclosed to Purchaser or to be transferred to Purchaser pursuant hereto are in all material respects complete and correct and are maintained in all material respects in accordance with all applicable laws.

         6.03 Liabilities of the Seller. Sellers have no liabilities or obligations, either accrued, absolute, contingent or otherwise, relating to the Assets or the Business except as shown on Schedule 6.03.

         6.04 Title to and Condition of the Assets. Sellers have good and marketable title to all of the Assets owned by them as set forth in Schedule 6.04, free and clear of all liens, mortgages, pledges, encumbrances or charges of every kind, nature, and description whatsoever, except those set forth in
Schedule 6.04.

         6.05 Inventory . The inventory and supplies of Sellers shown and described on Exhibit C consist of items of a quality and quantity usable and saleable in the normal course of the Business and consist of all of the inventory of Sellers used or usable in the Business and specifically related to the Product.

         6.06 Receivables of Sellers. Sellers' receivables relating to the sale, license or other use of the Assets shown on or after June 1, 1996 and described on Exhibit F including accounts receivable, notes receivable and insurance proceeds receivable, if any, constitute all of the receivables of Sellers relating to the Assets and the Business during such period. As of the Closing Date, all of Seller's receivables described in Exhibit F are valid accounts receivable which are or will be current and collectible and which have been, or will be, paid in full within 180 days after the Closing Date.

         6.07     Proprietary Rights of Seller.

                  (a) Sellers own, or have the right to use throughout the world, the copyright with respect to (i) the source code for the program which compiles the Program Data into a Folio infobase product,
         (ii) the manner in which the Product Data is compiled in a useful and meaningful format and (iii) the user manual with respect to the Products, free from claims for infringement or misappropriation; and after the consummation of the transactions contemplated under this Agreement, Purchaser will own, or will have the right to use throughout the world, such rights, free from all other claims, liens, or encumbrances except as shown and described on Schedule 6.07. Schedule 6.07:

                            (i) contains a complete list of each registration of
                  patents, copyrights, trademarks, service marks, trade names, mask works and other Intellectual Property (collectively
                  "Registrations") which have been issued to Sellers with respect to the Intellectual Property;

                            (ii)  identifies  each  pending   Registration  with
                  respect to the Intellectual Property;

                            (iii)    identifies   all    applications   for   or
                  Registrations regarding the Intellectual Property which have been withdrawn, abandoned, or have lapsed or been denied;

                            (iv) specifies any advice with respect to the Registration or protect ability of the Intellectual Property summarizing such advice; and

                          (v) identifies all actions taken by Sellers in order to protect the confidentiality of all trade secrets, proprietary information and other similar Intellectual Property.

         Schedule 6.07 also identifies: (A) each license agreement or other written or oral agreement or permission ("License Agreement") which Sellers have granted to any third party with respect to any of the Intellectual Property (together with any exceptions); and (B) each item of the Intellectual Property that any third party owns and the license, sublicense, agreement or other permission granted to Sellers in connection therewith ("Third Party License Agreement"). Sellers have supplied Purchaser or its counsel with correct and complete copies of all License Agreements and Third Party License Agreements, and except as specified in Schedule 6.07, all License Agreements and Third Party License Agreements may be assigned to Purchaser free of cost or expense without obtaining the consent or approval of any other person. Sellers have complied with all License Agreements and Third Party License Agreements, and to Sellers' knowledge, all other parties to such agreements have complied with all provisions thereof; and no material default or event of default exists under any of the License Agreements or Third Party License Agreements.

                  (b) Except as set forth on Schedule 6.07, (i) Sellers own all right, title and interest in and to all of the Intellectual Property and the Registrations, (ii) none of Sellers or the directors or officers (or the employees with responsibility for Intellectual Property matters or using the Intellectual Property) of APM has ever received any charge, complaint, claim, or notice alleging and have no other knowledge regarding the invalidity, abuse, misuse, or unenforceability of any of such right, title or interest, (iii) to the knowledge of any of Sellers or the directors or officers (or the employees with responsibility for Intellectual Property matters or using the Intellectual Property) of APM, no third party has interfered with, infringed upon, misappropriated, or otherwise come into conflict with any Intellectual Property rights of Sellers, (iv) none of Sellers or the directors or officers (or the employees with responsibility for Intellectual Property matters or using the Intellectual Property) of APM has received a notice of conflict with the asserted rights of others within the last five years, and (v) to the knowledge of Sellers, Sellers have not infringed any such rights of others.

                  (c) Without limiting any of the foregoing, to the knowledge of Sellers (i) none of Sellers' respective officers, directors, employees or independent contractors have disclosed to (without proper obligation of confidentiality) or otherwise used or utilized on behalf of any person other than Sellers, any trade secrets or proprietary information related to the Products, including, without limitation, the source code for the Products, and (ii) Sellers' respective officers, directors, employees and independent contractors are contractually obligated to assign, and have assigned, all rights in the Intellectual Property to Sellers and true and correct copies thereof have been provided (or will be provided during the Due Diligence Period) to Purchaser. Schedule
         6.07 identifies all individuals who have materially contributed to the development of the Products.

                  (d) The Products (i) perform in all material respects in accordance with all published specifications of Sellers for such Products, (ii) comply in all material respects with all other published documentation, descriptions and literature of Sellers with respect to such Products, and (iii) comply in all material respects with all representations, warranties and other requirements specified in all of Sellers' License Agreements.

         6.08     Documents of and Information with Respect to Sellers.

                  (a) Schedule 6.08(a) accurately and completely sets forth a true and complete list of all of the contracts of Sellers which are material to the Assets (the "Material Contracts"), including the following:

                            (i) each policy of  insurance  in force with respect
                  to the Assets, if any;

                            (ii) any other agreement,  contract or commitment to
                  which either or both of the Sellers is a party or by which it is bound which involves a future commitment by the Sellers in excess of $25,000 and which cannot be terminated without liability on 90 days or less notice; and

                            (iii) License Agreements and Third Party License Agreements (which are listed on Schedule 6.08(a).

         Sellers have previously furnished or will furnish Purchaser prior to the Closing Date a true and complete copy of each such agreement, contract or commitment listed in Schedule 6.08(a). There has not been any default in any obligation to be performed by Sellers, nor to the best knowledge of Sellers, any other party, under any such instrument. Except as set forth on Schedule 6.08(a), Sellers are not a party to or bound by any other Material Contracts. All Material Contracts have been entered into in the ordinary course of business, are on normal and customary commercial terms.

                  (b) Schedule 6.08(b) sets forth a list of substantially all of Sellers' current customers with respect to the Assets by category and the approximate percentage of revenue of Seller by category for certain periods set forth therein. The information contained in Schedule 6.08(b) is true and correct in all material respects.

         6.09 Litigation Involving the Seller. There are no actions, suits, claims, governmental investigations or arbitration proceedings pending or to the knowledge of the Seller threatened against or affecting the Sellers or any of its assets or properties which could materially affect the Assets or the Business, and, to the best of the knowledge of Sellers, there is no basis for any of the foregoing. There are no outstanding orders, decrees or stipulations issued by any federal, state, local or foreign judicial or administrative authority in any proceeding to which any of the Sellers is or was a party or the transactions contemplated herein.

         6.10 No Material Adverse Change. Except as set forth on Schedule 6.10, since June 1, 1996, there has been no change or changes which in the aggregate have had or will have a material adverse effect on the Business or the Assets. There is not, to the best of the knowledge of Sellers, any threatened or prospective event or condition of any character whatsoever which could materially and adversely affect the Assets or the Business.

         6.11 Compliance with Laws by the Seller. Sellers are in compliance with all laws, regulations and orders applicable to the Assets and the Business. The Seller has not received notification of any asserted past or present failure to comply with any laws relating to the Business or the Assets, and to the best of the knowledge of Sellers, no proceeding with respect to any such violation is contemplated.

         6.12 Due Authorization; Binding Obligation. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by necessary corporate action of Sellers. This Agreement has been duly executed and delivered by each of Sellers and is a valid and binding obligation of each of them, enforceable in accordance with its terms. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will:

                  (a) conflict with or violate any provision of the articles of incorporation or bylaws of Sellers, or of any law, ordinance or regulation or any decree or order of any court or administrative or other governmental body which is either applicable to, binding upon or enforceable against Sellers or any of them, or

                  (b) result in any breach of or default under any mortgage, contract, agreement, indenture, trust or other instrument which is either binding upon or enforceable against Sellers or the Assets. Without limiting the generality of the foregoing, none of the Sellers is a party to any continuing agreement or understanding, made by it or on its behalf, which limits in any way the ability of (i) Sellers to enter into this Agreement and perform their respective obligations hereunder, (ii) Sellers to sell the Assets to Purchaser and Purchaser to purchase the Assets, all on the terms and subject to the conditions set forth herein, or (iii) the parties hereto to consummate the transactions contemplated hereby, nor has the Seller breached any such agreement, or any prior agreement, which breach would entitle the other party thereto to any equitable or monetary remedies.

         6.13 Acquisition Entirely for Own Account. Each Seller represents and warrants that such Seller is acquiring Shares solely for such Seller's own account for investment and not with a view to sale or distribution of the Shares or any portion or component thereof, and such Seller will not sell, offer to sell or otherwise dispose of or distribute the Shares or any portion or component thereof in any transaction other than a transaction complying with the registration requirements of the Securities Act of 1933, as amended (the "Act"), and applicable state securities or "Blue Sky" laws, or pursuant to an exemption therefrom. Each Seller also represents that the entire legal and beneficial interest of the Shares that such Seller is acquiring is being acquired for, and will be held for, such Seller's account only, and neither in whole nor in part for any other person or entity.

         6.14 Information Concerning Purchaser. Each Seller represents and warrants that such Seller has been provided with a copy of Purchaser's most recent Form 10-K, Form 10-Q, its prior year's and current year's proxy statements, a letter to shareholders dated July 25, 1996 from Chairman S. Leroy Reed, Jr. and an Offering Memorandum of Purchaser dated August 30, 1996, and such other information concerning Purchaser that such Seller deems necessary and appropriate to enable such Seller to evaluate the financial risk inherent in making an investment in the Shares. Each Seller further acknowledges that such Seller has received satisfactory and complete information concerning the business and financial condition of Purchaser in response to all inquiries in respect thereof. Purchaser will provide to Sellers a copy of its current year's proxy statement when available.

         6.15 Economic Risk and Suitability. Each Seller represents and warrants as follows:

                           (a) Each Seller realizes that such Seller's acquisition of the Shares involves a high degree of risk and will be a highly speculative investment and that such Seller is able, without impairing such Seller's financial condition, to hold the Shares for an indefinite period of time and to suffer a complete loss of such Seller's investment.

                           (b) Each Seller has carefully considered and has, to the extent such Seller believes such discussions necessary, discussed with such Seller's professional, legal, tax and financial advisors the suitability of an investment in the Shares for the particular legal, tax and financial situation of such Seller and that such Seller and/or such Seller's advisors have determined that the Shares are a suitable investment for such Seller.

                           (c) Seller has such knowledge and experience in business and financial matters as will enable such Seller to evaluate the merits and risks of an investment in the Shares and to make an informed investment decision.

                           (d) Seller has carefully read this Agreement and Purchaser has made available to Seller or Seller's advisors all information and documents requested by such Seller relating to an investment in the Shares, and has provided answers to such Seller's satisfaction to all of Seller's questions concerning Purchaser and the Shares to be acquired.

                           (e) Sellers were not organized for the purpose of acquiring the Shares and Sellers have their principal place of business and principal office located within the state set forth in its address shown in Section 12.05.

                           (f) Sellers understand that neither Purchaser nor any of its officers or directors has any obligation to register the Shares under any federal or state securities act or law.

                           (g) All information that each Seller has provided Purchaser and such Seller's financial position is correct and complete as of the date hereof, and if there should be any material change in such information, such Seller will provide such information to Purchaser as soon as practicable thereafter.

                           (h) Each Seller understands that Purchaser is relying on the truth and accuracy of the declarations, representations, warranties and agreements made by such Seller to Purchaser herein in transferring the Shares to such Seller.

                           (i) Seller confirms that such Seller has received no general solicitation or general advertisement and has attended no seminar or meeting (whose attendees have been invited by any general solicitation or general advertisement) and has received no advertisement, article, notice or other communication published in any newspaper, magazine, or similar media or broadcast or television or radio regarding the offering of the Shares.

                           (j) APM acknowledges and warrants that it has had an opportunity to obtain from Purchaser such information regarding the shares, the business of the Purchaser and any other information as would have been disclosed to Sellers in an M-11 securities filing by Purchaser under New York law and APM has received from Purchaser all such information it has requested.

         6.16 Registration; Restrictions; Legend. The Shares that Sellers are acquiring have not been registered under the Act, and such Shares must be held indefinitely unless a transfer of them is subsequently registered under the Act or an exemption from such registration is available.

                           (a) Each Seller agrees not to make any sale of any Shares except either (i) in accordance with a duly filed and effective registration statement under federal and applicable state law, in which case Seller must comply with the requirement of delivering a current prospectus, (ii) in accordance with Rule 144 and applicable state law, or (iii) in any transaction exempt from the registration requirements of the Act or any applicable state securities laws. Such Shares are not transferable on the books of Purchaser unless the certificate submitted to Purchaser's transfer agent evidencing such shares is accompanied by a separate certificate executed by a Seller or such Seller's officer, or other person duly authorized by Seller, for purposes of establishing compliance with this Agreement. Such certificate shall be in such form as shall be reasonably satisfactory to Purchaser.

                           (b) Sellers agree that all certificates representing the Shares, shall have endorsed thereon substantially the following legend or legends:

                  "THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT PURPOSES ONLY AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR UNDER THE LAW OF ANY STATE. THE SHARES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM."

         6.17 Solvency. Each of the Sellers is now Solvent and will be Solvent immediately prior to and immediately after giving effect to the transactions contemplated by this Agreement. For the purposes of this Agreement, "Solvent" means with respect to a Seller that (a) the fair value of all of its Assets is in excess of the total amount of its debts (including contingent liabilities);
(b) it is able to pay its debts as they mature; (c) it does not have unreasonably small capital for the business in which it is engaged or for any business or transaction in which it is about to engage; and (d) it is not "insolvent" as such term is defined in Section 101 of the Bankruptcy Code.

                                   ARTICLE VII
                   Representations and Warranties of Purchaser

         In order to induce  Sellers to enter into this Agreement and consummate
the  transactions   contemplated   hereunder,   Purchaser  makes  the  following
representations and warranties:

         7.01 Organization, Power and Authority of Purchaser. Purchaser is a corporation duly organized and validly existing under the laws of the State of Mississippi, with full corporate power and authority to enter into this Agreement and to carry out the transactions and agreements contemplated hereby.

         7.02 Due Authorization; Binding Obligation. The execution, delivery and performance of this Agreement, the issuance and sale of the Shares and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate actions of Purchaser. This Agreement has been duly executed and delivered by Purchaser and is a valid and binding obligation of Purchaser, enforceable in accordance with its terms. Neither the execution and delivery of this Agreement, the issuance and sale of the Shares nor the consummation of the transactions contemplated hereby will: (i) conflict with or violate any provision of the articles of incorporation or bylaws of Purchaser or of any decree or order of any court or administration or other governmental body which is either applicable to, binding upon or enforceable against Purchaser; or
(ii) result in any breach of or default under any mortgage, contract, agreement, indenture, trust or other instrument which is either binding upon or enforceable against Purchaser.

         7.03 Accuracy of Information Furnished by Purchaser. No representation, statement or information made or furnished by Purchaser to Sellers contains any untrue statement of a material fact or omits a material fact necessary to make the statements contained herein, in light of the circumstances in which they were made, not misleading.

         7.04 Preemptive Rights; Liens; Shares Free of Adverse Interests. The Shares, when issued in compliance with the provisions of this Agreement, will be validly issued, fully paid and nonassessable. The issuance, purchase and delivery of the shares are not subject to preemptive or any other similar rights of the shareholders of the Purchaser or any liens or encumbrances of any kind whatsoever. Upon their purchase by the Sellers, the Shares will be free and clear of any lien, encumbrance, claim or other adverse interest.

         7.05 Governmental Consents. No consent, approval, order or authorization of, or registration, qualification, designation, declaration or filing with, any foreign, federal, state or local governmental authority is required to be made by the Purchaser before or in connection with the consummation of the transactions contemplated by this Agreement except for compliance with federal securities laws and state securities laws in force in the states in which Shares are offered and/or sold, which compliance will be effected in accordance with such laws.

         7.06 No Material Adverse Change. Since the date of the most recent Form 10-K or 10-Q provided to Sellers, there has not been any material adverse change in the financial condition, assets, liabilities, business or prospects of the Purchaser.

                                  ARTICLE VIII
                         Additional Covenants of Sellers

         8.01 Best Efforts. Sellers will use their best efforts to cause to be satisfied as soon as practicable and prior to the Closing Date all of the conditions set forth in Article III to the obligation of Purchaser to purchase the Assets.

         8.02 Conduct of Business Pending the Closing. From and after the execution and delivery of this Agreement and until the Closing Date, except as otherwise provided by the prior written consent of Purchaser:

                  (a) Sellers will (i) preserve its Business organization intact, (ii) keep available the services of its officers, employees, agents and distributors with respect to the Assets and the Business, and (iii) preserve its relationships with customers, suppliers and others involving the Assets or the Business, in each case in the manner in which the same has heretofore been conducted.

                  (b) Sellers will maintain the Assets in customary repair, order and condition, reasonable wear and use and damage by unavoidable casualty excepted, and will maintain insurance of such types and in such amounts upon all of the Assets and with respect to the Business as are in effect on the date of this Agreement.

                  (c) Sellers will not without Purchaser's prior written consent
         (i) sell or transfer any of the Assets or (ii) incur any material obligations or liabilities or enter into any material transaction, contract, arrangement or agreement with respect to the Business.

         8.03 Access to Sellers's Plants, Properties and Records. From and after the execution and delivery of this Agreement, Sellers will afford to the representatives of Purchaser reasonable access, during normal business hours and upon reasonable notice, to Sellers' premises sufficient to enable Purchaser to inspect the Assets and obtain any information relating to the Business, and Sellers will furnish to such representatives during such period all such information relating to the foregoing investigation as Purchaser may reasonably request; provided, however, that any furnishing of such information to Purchaser and any investigation by Purchaser shall not affect the right of Purchaser to rely on the representations and warranties made by Sellers in or pursuant to this Agreement, and, provided further that Purchaser will hold in confidence all documents and information concerning Sellers so furnished, and, if the sale of the Assets pursuant hereto shall not be consummated, such confidence shall be maintained.

         8.04 No Other Discussions. Commencing on the date hereof and extending through and including the earlier of the Closing Date or termination of this Agreement pursuant to Section 12.04, Sellers will discontinue negotiations with others and will not continue or enter into discussions or negotiate with or entertain or accept the unsolicited offer of any other party concerning the potential sale of all or any part of the Assets. Sellers will notify Purchaser of any offers or inquiries with respect thereto and provide copies of any written offers or proposals.

                                   ARTICLE IX
                        Additional Covenants of Purchaser

         9.01 Best Efforts. Purchaser will use its best efforts to cause to be satisfied as soon as practicable and prior to the Closing Date all of the conditions set forth in Sections 3.06 and 3.07 and Article IV to the obligation of Sellers to sell the Assets pursuant to this Agreement.


                                    ARTICLE X
                                 Indemnification

         10.01 Agreement by Sellers to Indemnify. Each of Sellers jointly and severally (the "Seller Indemnifying Parties") shall indemnify and hold Purchaser harmless in respect of the aggregate of all indemnifiable damages of Purchaser. For this purpose, "indemnifiable damages" of Purchaser means the aggregate of all expenses, losses, costs, deficiencies, liabilities and damages (including related reasonable counsel fees and expenses) incurred or suffered by Purchaser
(a) resulting from any inaccurate representation or warranty made by Sellers in or pursuant to Article VI hereof, (b) resulting from any default in the performance of any of the covenants or agreements made by Sellers in this Agreement, (c) any claim or cause of action by any party against the Purchaser with respect to the Excluded Liabilities (including without limitation all debts, obligations and liabilities accruing under the Assumed Contracts prior to the Closing Date, whether or not due and payable prior to the Closing Date); or
(d) the ownership of the Assets or the operation of the Business by Sellers prior to the Closing Date.

         10.02 Agreements by Purchaser to Indemnify. Purchaser agrees to indemnify and hold Sellers (the "Seller Indemnified Parties") harmless in respect of the aggregate of all indemnifiable damages of any of the Seller Indemnified Parties. For this purpose, "indemnifiable damages" of any of the Seller Indemnified Parties means the aggregate of all expenses, losses, costs, deficiencies, liabilities and damages (including related reasonable counsel fees and expenses) incurred or suffered by any of Seller Indemnified Parties resulting from (a) any inaccurate representation or warranty made by Purchaser in Article VII hereof, (b) any default in the performance of any of the covenants or agreements made by Purchaser in this Agreement, (c) the ownership of the Assets or the operation of the Business by Purchaser after the Closing Date, or (d) debts, liabilities or obligations accruing under the Assumed Contracts after the Closing Date and due and payable after the Closing Date.

         10.03 Matters Involving Third Parties. If any third party shall notify any party to this Agreement (the "Indemnified Party") with respect to any matter which may give rise to a claim for indemnification against any other party (the "Indemnifying Party") under this Article X then the Indemnified Party shall notify each Indemnifying Party thereof promptly; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any liability or obligation hereunder unless (and then solely to the extent) the Indemnifying Party thereby is damaged. In the event any Indemnifying Party notifies the Indemnified Party within 15 days after the Indemnified Party has given notice of the matter that the Indemnifying Party is assuming the defense thereof, (a) the Indemnifying Party will defend the Indemnified Party against the matter with counsel of its choice reasonably satisfactory to the Indemnified Party, (b) the Indemnified Party may retain separate co-counsel at its sole cost and expense (except that the Indemnifying Party will be responsible for the reasonable fees and expenses of the separate co-counsel to the extent the Indemnified Party concludes that the counsel the Indemnifying Party has selected has a conflict of interest), (c) the Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the matter without the written consent of the Indemnifying Party (not to be withheld or delayed unreasonably), and (d) the Indemnifying Party will not consent to the entry of any judgment with respect to the matter, or enter into any settlement which does not include a provision whereby the plaintiff or claimant in the matter releases the Indemnified Party from all liability with respect thereto, without the written consent of the Indemnified Party (not to be withheld or delayed unreasonably). In the event no Indemnifying Party notifies the Indemnified Party within 15 days after the Indemnified Party has given notice of the matter that the Indemnifying Party is assuming the defense thereof, however, the Indemnified Party may defend against, or enter into any settlement with respect to, the matter in any manner it may deem appropriate.

         10.04 Nature and Survival of Representations and Warranties. Except as set forth herein, all representations and warranties made by the parties hereto in this Agreement or pursuant hereto shall survive the Closing hereunder and any investigation at any time made by or on behalf of the Sellers or Purchaser until the first anniversary of the Closing Date. The representations, warranties and covenants contained in Sections 5.01, 5.02, 5.04, 5.06, 5.07, 6.04, 6.07(a),
6.07(b),   607(c),   6.12,  6.17,  7.02  and  7.04  shall  survive  the  Closing indefinitely. The representations and warranties relating to liabilities of Sellers referred to in subsections 10.01(c) and (d) above shall survive the Closing until the expiration of the applicable statute of limitations with respect to each such liability. The representations, warranties, and covenants contained in Section 11.01 of this Agreement shall survive the Closing until the expiration of the Covenant Period (the date upon which the survival of the respective representation, warranty, covenant or agreement terminates shall be referred to as the "Termination Date"). After the Termination Date, no Indemnified Party may commence any action against any Indemnifying Party in respect of the inaccuracy of any representation or warranty contained in this Agreement. All statements contained in any certificate or other instrument executed and delivered by the Sellers or Purchaser pursuant to this Agreement or in connection with the transactions contemplated hereby shall be deemed representations and warranties by the Sellers or Purchaser, respectively, hereunder.

         10.05 Limitations on Indemnification. The Purchaser and Sellers shall not be entitled to recover from the other party any indemnifiable damages in respect of a breach of a representation or warranty of Sellers or Purchaser, respectively, under this Agreement in excess of the sum of (i) the fair market value of the Shares and (ii) the aggregate amount of Percentage Amounts that have been paid to APM pursuant to Sections 1.02 and 5.04 of this Agreement from the Closing Date through the date on which the claim for indemnification is due and payable whether by agreement, final judgment or otherwise (the "Payment Date"). For purposes of this Section 10.05, the "fair market value" of the Shares shall be based on the average last closing sale price of the Shares for the month immediately prior to the Closing Date on the principal securities market on which the Shares are traded in the United States.

                                   ARTICLE XI
                              Restrictive Covenants

         11.01 Non-Competition. For the period during which Percentage Amounts are being paid or are payable to APM and for two (2) years thereafter (the "Covenant Period"), Sellers agrees, and Sellers agree to cause their employees, not to directly or indirectly manage, operate, represent, promote, do research for or consult for, work for, or participate in the operation, acquisition, management or development of the commercial sale or license of any computer program, product or asset involving Folio or other hypertext infobase products relating to the provision of coding and reimbursement data in the health-care reimbursement industry in the United States of America, including, without limitation, the obligation on the part of Sellers and their employees not to take any action which would directly or indirectly adversely affect the relationship between Purchaser and the AMA or the AAO or to promote or support any other person in selling any such computer program, product or asset to the AMA or the AAO. "Affiliates" shall mean an entity which controls, is controlled by, or is under common control with a Seller. The limitations set forth in this
Section 11.01 shall not be binding upon Computer Sciences Corporation , the parent company of APM, and its Affiliates other than APM; provided, however, that notwithstanding the foregoing, neither Computer Sciences Corporation not its Affiliates shall be permitted to engage the current or future employees and independent contractors of APM or CCI (including but not limited to Douglas E. Pedersen, Steven Low, William Simms and Amy Griffiths), in a manner which would violate the provisions of this Section 11.01.

         11.02 Confidentiality. The parties hereto acknowledge and agree that following the Closing Date all Trade Secrets (as hereinafter defined), and all physical embodiments thereof, are confidential to and shall be and remain the sole and exclusive property of Purchaser. In addition, following the Closing Date, all Intellectual Property is the sole and exclusive property of Purchaser. Sellers further agree that (a) all Trade Secrets shall be held in the strictest confidence; (b) they shall not, without the prior written consent of Purchaser, disclose, reproduce, distribute or otherwise disseminate such Trade Secrets, and shall protect such Trade Secrets from disclosure by others; and (c) they shall make no use of such Trade Secrets without the prior written consent of Purchaser. "Trade Secrets" shall mean any and all data and information relating to the Assets or the Business which (i) derive independent economic value, actual or potential, from not being generally known to, and not being readily ascertainable by proper means by other persons who can obtain economic value from their disclosure or use; and (ii) are the subject of efforts that are reasonable under the circumstances to maintain their secrecy, including but not limited to technical or nontechnical data, formulas, compilations, programs, devices, methods, techniques, drawings, financial data and plans, pricing data, and lists of current or potential customers.

         11.03   Limitation   on   Remedies   for   Breach  of   Article  XI  or
Non-Competition Agreements. Notwithstanding anything to the contrary set forth herein, Sellers' and the Shareholders' total cumulative liability to Purchaser for any breach of this Article XI or any breach of a Non-Competition Agreement by a Shareholder (either , a "Breach") and regardless of the form of action, whether in contract or in tort, shall be (a) payment by the Sellers or Shareholders, jointly and severally, to Purchaser upon demand an amount equal to the sum of (i) the market value of the Shares held by Sellers and Shareholders on the date of such Breach, and (ii) in the event all or a portion of the Shares have been sold prior to such date, the market value of such Shares on the dates of such sale (but in any event no less than the value of such Shares on the date of the Closing), and (b) termination as of the date of such Breach of Purchaser's obligation to pay the Percentage Amounts set forth in Sections 1.02 and 5.04 of the Asset Purchase Agreement. Purchaser agrees that the foregoing are the sole remedies available to it in the event of a Breach. The foregoing shall constitute liquidated damages and not a penalty, it being acknowledged by the parties hereto that it would be difficult or impossible to ascertain the amount of any damages resulting from a Breach and that such liquidated damages constitute a reasonable estimate of the damages which Purchaser would actually incur upon any such Breach. Purchaser hereby waives its right to maintain a judicial action for specific performance of the provisions of this Article XI or to enjoin either of Sellers from committing any act in breach of this Article XI or any other remedies available to Purchaser at law or in equity. Purchaser acknowledges and agrees that the exclusive remedy set forth herein shall not be deemed or alleged by Purchaser to have failed of its essential purpose.

                                   ARTICLE XII
                                  Miscellaneous

         12.01 Severability. If any term or provision of this Agreement or the application thereof to any person or circumstance shall, to any extent, be held invalid or unenforceable by a court of competent jurisdiction, the remainder of this Agreement or the application of any such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law. If any of the provisions contained in this Agreement shall for any reason be held to be excessively broad as to duration, scope, activity or subject, such provision shall  be  construed  by  limiting  and  reducing  it,  so as to  be  valid  and enforceable to the extent compatible with the applicable law or the determination by a court of competent jurisdiction.

         12.02 Brokers' Commission. Purchaser will indemnify and hold harmless Sellers from the commission, fee or claim of any person, firm or corporation employed or retained or claiming to be employed or retained by Purchaser to bring about, or to represent it in, the transactions contemplated hereby. Sellers will indemnify and hold harmless Purchaser from the commission, fee or claim of any person, firm or corporation employed or retained or claiming to be employed or retained by Sellers to bring about, or to represent them in, the transactions contemplated hereby.

         12.03 Amendment and Modification. The parties hereto may amend, modify and supplement this Agreement in such manner as may be agreed upon by them in writing.

         12.04    Termination.

                  (a) Anything to the contrary herein notwithstanding, this Agreement may be terminated and the transactions contemplated hereby may be abandoned:

                            (i) by the mutual written consent of all of the parties hereto at any time prior to the Closing Date;

                            (ii) by Purchaser in its sole  discretion if for any
                  reason Purchaser is unsatisfied following its due diligence review of the Assets and the Business and notice thereof is given by Purchaser to Sellers within thirty (30) days of the date hereof;

                            (iii) unless terminated  pursuant to Sections (i) or
                  (ii), by any party in the event of the material breach by any other party of any provision of this Agreement, which breach is not remedied by the breaching party within 30 days after receipt or notice thereof from the terminating party; or

                            (iv) unless  terminated  pursuant  to Sections  (i),
                  (ii) or (iii), by any party hereto if the Closing has not taken place by the ninetieth (90th) day after the date of this Agreement.

         If this Agreement is terminated pursuant to clause (i), (ii) or (iii) of this Section 12.04, no party shall have any liability for any costs, expenses, loss of anticipated profit or any further obligation for breach of warranty or otherwise to any other party to this Agreement. Any termination of this Agreement other than pursuant to clauses (i), (ii) or (iii) of this Section
12.04 shall be without prejudice to any other rights or remedies of the respective parties.

                  (b) The risk of any loss to the Assets to be sold by Sellers hereunder and all liability with respect to injury and damage occurring in connection therewith shall be the sole responsibility of Sellers until the completion of the Closing. If any material part of said properties shall be damaged by fire or other casualty prior to the completion of the Closing hereunder, Purchaser shall have the right and option:

                            (i) to terminate this Agreement,  without  liability
                  to any party thereto; or

                         (ii) to proceed  with the Closing  hereunder,  in which
                  event such casualty shall not constitute a breach by Sellers or any representation, warranty or covenant in this Agreement, and Purchaser shall be entitled to receive and retain the insurance proceeds arising from such casualty.

         12.05 Notice. All notices required to be given in accordance with this Agreement shall be deemed to have been received upon receipt after being sent U.S. Mail, certified or registered, return receipt requested, or, if sent by telecopier, when successfully transmitted, or, if sent by any other means, when delivered, to the following addresses:

              If to Purchaser:

              Ethika Corporation
              107 Executive Center
              Hilton Head Island, SC  29928
              Attn: G. Thomas Reed, President and Chief Operating Officer Telecopier No.: (803) 785-3315

              If to APM:

              American Practice Management
              1675 Broadway, 18th Floor
              New York, NY 10019
              Attn: Arthur Spiegel III
              Telecopier No.: (212) 903-9301

              If to CCI:

              Consulting Concepts, Inc.
              3548 Monza Drive
              Salt Lake City, Utah 84109
              Attn:  Douglas E. Pedersen
              Telecopier No.: (801) 288-0699

              with a copy to:

              Willkie Farr & Gallagher
              153 E. 53rd Street
              New York, NY 10022
              Attn:  Harvey L. Sperry, Esq.
              Telecopier No.: (212) 821-8111


         The parties hereto may change the above shown notice addresses by giving notice in the manner acquired hereunder of such new address.

         12.06 Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, heirs and legal representatives. This Agreement may not be assigned by Purchaser except to another corporation controlled by or under common control with Purchaser. In any such event, Purchaser shall remain directly liable for all undertakings and obligations hereunder.

         12.07 Entire Agreement. This Agreement and the exhibits and schedules attached hereto contain the entire agreement of the parties hereto with respect to the purchase of the Assets and the other transactions contemplated herein, and supersede all prior understandings and agreements of the parties with respect to the subject matter hereof. Any reference herein to this Agreement shall be deemed to include the schedules and exhibits attached hereto.

         12.08 Headings; Etc. The descriptive headings in this Agreement are inserted for convenience only and do not constitute a part of this Agreement. References to "Sections" and "subsections", unless otherwise stated, refer to sections and subsections of this Agreement. Unless otherwise specified, references to "Exhibits" and "Schedules" refer to exhibits and schedules which are attached hereto and are hereby made a part hereof.

         12.09 Execution in Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, and all of which together will constitute one and the same instrument.

         12.10 Schedules. To the extent any disclosure in a schedule puts Purchaser on actual notice of the facts reflected therein, such disclosure shall be deemed to be a disclosure in all other schedules under this Agreement as to such facts. References on any schedule to any document, instrument, contract or agreement shall not be deemed for any purpose of this Agreement to be a disclosure of any term, provision or statement of fact of, or relating to, such document, instrument, contract or agreement, (a) unless and until a copy of such document, instrument, contract or agreement has been provided to Purchaser, and
(b) until the expiration of the Due Diligence Period.

         12.11 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of South Carolina applicable to contracts made and to be performed herein.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.

                                                     PURCHASER:


                                              ETHIKA CORPORATION


                                                     By:    ____________________

                                                  Title:________________________

                                                     SELLERS:

                                              AMERICAN PRACTICE MANAGEMENT, INC.


                                                     By:    ____________________

                                                  Title:    ____________________


                                                     CONSULTING CONCEPTS, INC.


                                                     By:    ____________________

                                                  Title:    ____________________

                                    EXHIBIT E

                          Allocation of Purchase Price

              100% of the value of the Shares will be allocated to the Products. The balance of the Purchase Price, consisting of the Percentage Amounts payable pursuant to Section 1.02(b), shall be allocated to the other Assets being transferred by Sellers to Purchaser pursuant to Section 1.01.

                                                               EXHIBIT (3)(b)(3)

                                     BYLAWS

                                       OF

                               ETHIKA CORPORATION

                     (FORMERLY DIXIE NATIONAL CORPORATION)




                                    ARTICLE I
                                     OFFICES

         The principal office of the Corporation in the State of Mississippi shall be located in the City of Jackson, County of Hinds. The Corporation may have such other offices, either within or without the State of Mississippi, as the Board of Directors may designate or as the business of the Corporation may require from time to time.
         The registered office of the Corporation to be maintained in the State of Mississippi may be, but need not be, identical to the principal office in the State of Mississippi, and the address of the registered office may be changed from time to time by the Board of Directors.

                                   ARTICLE II
                                  SHAREHOLDERS

         Section 1. Annual Meeting. The annual meeting of the Shareholders shall be held on the first Friday in April in each year at 1:30 p.m., or on such other date and at such time as the Board of Directors, or the Executive Committee thereof, of the Corporation may by resolution designate. Such meeting shall be for the purpose of electing Directors and for the transaction as such other business as may properly come before the meeting. If the day fixed for the annual meeting shall be a legal holiday in the State of Mississippi, such meeting shall be held on the next succeeding business day. If the election of Directors shall not be held at the annual meeting of Shareholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the Shareholders as soon as practical following the date of the annual meeting.
         Section 2. Special Meetings. Special meetings of the Shareholders may be called by the President or by the Board of Directors and shall be called by the President at the request of the holders of not less than 25 percent of the outstanding shares of the Corporation entitled to vote at the meeting.
         Section 3. Place of Meeting. The Board of Directors may designate any place, either within or without the State of Mississippi, as the place of meeting for any annual or special meeting of the Shareholders called by the Board of Directors. If no designation is made, or if a special meeting be otherwise called, the place of the meeting shall be the registered office of the Corporation in the State of Mississippi.
         Section 4. Notice of Meeting. Written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than 10 nor more than 60 days before the date of the meeting, either personally or by mail, by or at the direction of the President, or the Secretary, or the

Officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States Mail, addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation, postage prepaid.
         Section 5. Closing of Transfer Books or Fixing of Record Date. For the purpose of determining Shareholders entitled to notice of or to vote at any meeting of Shareholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of Shareholders for any other proper purpose, the Board of Directors may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, 60 days. If the stock transfer books shall be closed for the purpose of determining Shareholders entitled to notice of or to vote at a meeting of Shareholders, such books shall be closed for at least 10 days immediately preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any determination of Shareholders, such date in any case to be not more than 60 days and, in case of a meeting of Shareholders, not less than 10 days prior to the date on which the particular action, requiring such determination of Shareholders, is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of Shareholders entitled to receive notice of or to vote at a meeting, or receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of Shareholders. When a determination of Shareholders entitled to vote at any meeting of Shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof.
         Section 6. Voting Lists. The Officer or agent having charge of the stock transfer books for shares of the Corporation shall make, at least 10 days before each meeting of Shareholders, a complete list of the Shareholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of, and the number of shares held by each, which list, for a period of 10 days prior to such meeting, shall be kept on file at the registered office of the Corporation and shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting. The original stock transfer books shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at any meeting of shareholder.
         Section 7. Quorum. A majority of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of Shareholders. If less than a majority of the outstanding shares are represented at a meeting, a majority of the shares so represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The Shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough Shareholders to leave less than a quorum.
         Section 8. Proxies. At all meetings of Shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after 11 months from the date of its execution, unless otherwise provided in the proxy. A proxy may be withdrawn at any time.

         Section 9. Voting of Shares. Each outstanding share entitled to vote shall be entitled to one vote upon each matter submitted to a vote at a meeting of Shareholders, except as to any limitations that may apply to preferred stock of the Corporation, if any, and subject to the right of cumulative voting for Directors.
         Section 10. Voting of Shares by Certain Holders. Shares standing in the name of another Corporation may be voted by such Officer, agent or proxy as the bylaws of such Corporation may prescribe or, in the absence of such provisions, as the Board of Directors of such Corporation may determine.
         Shares held by an administrator, executor, guardian or conservator may be voted by him, either in person or by proxy, without a transfer of such shares into his name. Shares standing the name of a trustee may be voted by him, either in person or by proxy, but not trustee shall be entitled to vote shares held by him without a transfer of such shares into his name.
         Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority so to do be contained in an appropriate order of the court by which such receiver was appointed.
         A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

                                   ARTICLE III
                               BOARD OF DIRECTORS

         Section 1. General Powers. The business and affairs of the Corporation shall be managed by its Board of Directors.
         Section 2. Chairman. There shall be a Chairman of the Board of Directors elected annually by the Directors.
         Section  3.  Executive  Committee.   There  is  hereby  established  an
Executive Committee of the Board of Directors which shall consist of the Chairman of the Board of Directors, who shall serve as Chairman of the Executive Committee, along with two other members of the Board of Directors, nominated by the Chairman, who shall be subject to ratification by the Board of Directors. The Executive Committee shall have and may exercise all the authority of the Board of Directors, save and except such authority as is expressly reserved to the full Board of Directors by the Mississippi Business Corporation Law.
         Section 4. Other Committees. There shall be such other committees of the Board of Directors as the Chairman may from time to time designate and appoint. The acts of all committees of the Board of Directors, other than the Executive Committee, shall be subject to approval of the Board of Directors, or of its Executive Committee.
         Section 5. Secretary. The Secretary of the Corporation shall serve as Secretary to the Board of Directors and all committees thereof and shall maintain minutes of all meetings in appropriate minute books.
         Section 6. Number, Classification, Tenure and Qualifications. The number of Directors of the Corporation shall not be less than five nor more than fifteen. No person shall be eligible to serve as a Director unless, when his term commences, he is at least 21 years of age. The number of Directors shall be fixed annually by the stockholders at the annual meeting.
         Section 7. Regular Meetings. A regular meeting of the Board of Directors shall be held immediately after, and at the same place as, the annual meeting of Shareholders. The Board of Directors may provide the time and place, either within or without the State of Mississippi, for the holding of additional regular meetings without notice other than the resolution calling for such regular meetings.

         Section 8. Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the Chairman of the Board of Directors, the President of the Corporation, or by not less than 20 percent of the Board of Directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the State of Mississippi, as the place for holding any special meeting of the Board of Directors called by them.
         Section 9. Notice of Special Meeting. Special meetings of the Board of Directors may be called pursuant to Section 8 of this Article III upon seven days' written notice. Such notice shall be either delivered in person, by United States Mail, or by telegram. Notice by mail or telegram shall be addressed to each Director at his address shown on the records of the Corporation. Mail notice is deemed delivered upon deposit in the United States Mail, addressed as aforesaid, postage prepaid. Telegraphic notice is deemed delivered upon acceptance by the telegraph company.
         Notice of a special meeting may be waived by any Director. Attendance at a special meeting constitutes a waiver of notice of such meeting unless a Director specifically causes the minutes thereof to reflect his attendance solely to challenge the proper calling or convening of such meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.
         Section  10.  Quorum.  A majority of the number of  Directors  fixed by
Section 6 of this Article III shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, but if less than such majority is present at a meeting, a majority of the Directors present may adjourn the meeting from time to time without further notice.
         Section 11. Vacancies. Any vacancies occurring in the Board of Directors or any Directorship to be filled by reason of an increase of the number of Directors shall be filled by election at an annual meeting of the Shareholders or a special meeting of the Shareholders called for that purpose. A Director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office.
         Section 12. Presumption of Assent. A Director of the Corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the Secretary of the Corporation within three business days after the adjournment of the meeting Such right to dissent shall not apply to a Director who voted in favor of such action.
         Section 13. Compensation. By resolution of the Board of Directors, the Directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, or committee thereof, and may be paid a fixed sum for attendance at each meeting of the Board of Directors, or committee thereof, or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor.

                                   ARTICLE IV
                                    OFFICERS

         Section 1. Number and Qualifications. The Officers of the Corporation shall be a chief executive Officer, a President, one or more Vice Presidents (the number thereof to be determined by the Board of Directors), a Secretary and a Treasurer, each of whom shall be elected by the Board of Directors. Such other Officers and assistant Officers as may be deemed necessary may be elected or appointed by the Board of Directors. Any two or more offices may be held by the same person, except the offices of President and Secretary, and except the offices as Chairman of the Board of Directors and President of the Corporation. No person shall be eligible to serve as an Officer of the Corporation unless when his term commences he is at least 21 years of age and not more than 65 years of age. Any Officer attaining the age of 65 during his term of office shall serve the unexpired portion thereof.
         Section 2. Election and Term of Office. The Officers of the Corporation to be elected by the Board of Directors shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the Shareholders. If the election of Officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. Each Officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.
         Section 3. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise may be filled by the Board of Directors for the unexpired portion of the term.
         Section 4. Chief Executive Officer. The chief executive Officer, subject to the control of the Board of Directors, shall supervise and control the affairs of the Corporation.
         Section 5. President. The President shall perform and discharge such duties and responsibilities as may be assigned to that office by the chief executive Officer and the Board of Directors of the Corporation. The President may sign, with the Secretary or any other proper Officer of the Corporation thereunto authorized by the Board of Directors, certificates for shares of the Corporation, and deeds, mortgages, bonds, contracts or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these bylaws to some other Officer of the Corporation, or shall be required by law to be otherwise signed or executed.
         Section 6. The Vice Presidents. The Vice Presidents shall have such duties as may be from time to time prescribed by the Board of Directors.
         Section 7. Secretary. The Secretary shall: (a) keep the minutes of meeting of the Shareholders, Directors and committees of the Board of Directors in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these bylaws as required by law;
(c) be custodian of the corporate records and of the seal of the Corporation and see that the seal of the Corporation is affixed to all documents, the execution of which on behalf of the Corporation under its seal, is duly authorized; (d) keep a register of the post office address of each shareholder, which shall be furnished to the Secretary by such shareholder; (e) sign with other designated Officers certificates for shares of the Corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; (f) have general charge of the stock transfer books of the Corporation; (g) in general perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the President or by the Board of

Directors.
         Section 8. The Treasurer. The Treasurer shall: (a) have charge and custody of and be responsible for all funds and securities of the Corporation; receive and give receipts for monies due and payable to the Corporation from any source whatsoever; and deposit all such monies in the name of the Corporation in such banks, trust companies or other depositories as shall be selected in accordance with the provisions of these bylaws; and (b) in general perform all the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the President or by the Board of Directors.
         Section 9. Assistant Secretaries and Assistant Treasurers. The assistant secretaries and assistant Treasurers, in general, shall perform such duties as shall be assigned to them by the Board of Directors or any Officer designated by the Board of Directors.
         Section 10. Compensation. The compensation of the Officers shall be fixed from time to time by the Board of Directors, and no Officer shall be prevented from receiving such salary by reason of the fact that he is also a Director of the Corporation.

                                    ARTICLE V
                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

         Section 1. Contracts. The Board of Directors may authorize any Officer or Officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.
         Section 2. Loans. No loans shall be contracted on behalf of the Corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.
         Section 3. Checks, Drafts and Evidence of Indebtedness. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by such Officer or Officers of the Corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.
         Section 4. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board of Directors may select.

                                   ARTICLE VI
                   CERTIFICATES FOR SHARES AND THEIR TRANSFER

         Section 1. Certificates for Shares. Certificates representing shares of the Corporation shall be in such form as shall be determined by the Board of Directors. Such certificates shall be signed by the President or a Vice President and by the Secretary or an Assistant Secretary. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the persons to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the stock transfer books of the Corporation. All certificates surrendered to the Corporation for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and canceled, except that in case of a lost, destroyed or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the Corporation as the Board of Directors may prescribe.

         Section 2. Transfer of Shares. Transfer of shares of the Corporation shall be made only on the stock transfer books of the Corporation by the holder of record thereof or by his legal representative, who shall furnish proper evidence of authority to transfer, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, and on surrender for cancellation of the certificate for such shares. The person in whose name shares stand on the books of the Corporation shall be deemed by the Corporation to be the owner thereof for all purposes.

                                   ARTICLE VII
                                   FISCAL YEAR

         The fiscal year of the Corporation shall begin on the first day of January and end on the 31st day of December in each year; provided, however, that the Board of Directors of the Corporation may, by resolution, establish the beginning and ending of the fiscal year of the Corporation.

                                  ARTICLE VIII
                                    DIVIDENDS

         The Board of Directors may from time to time declare, and the Corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and its Articles of Incorporation.

                                   ARTICLE IX
                                      SEAL

         The Board of Directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the Corporation and the state of incorporation and the words "Corporate Seal."

                                    ARTICLE X
                                   AMENDMENTS

         These bylaws may be altered, amended or repealed and new bylaws may be adopted by the Board of Directors at any regular or special meeting of the Board of Directors.

                                   ARTICLE XI
                    INDEMNIFICATION OF OFFICERS AND DIRECTORS

         To the fullest extent permitted by the Mississippi Business Corporation Act, (the "Act") specifically including, but not limited to ss.79-4-8.50 through ss.79-4-8.58 inclusive, this Corporation shall indemnify each of its Directors and Officers and hold them harmless from and against any loss, damage, or expense; including, but not limited to, attorneys fees and expenses, incurred or paid by an indemnified party as a result of such parties' service or action as an Officer or Director of this Corporation, or as a result of serving as an Officer or Director of any other Corporation at the request or instance of this Corporation.

         As used herein, the term "Director" shall have the meaning set forth ss.79-4-8.5 of the Act. The term "Officer" shall mean the holder of any office of a Corporation called for or permitted by the Certificate of Incorporation or Bylaws of such Corporation and to which the holder thereof is elected by the Board of Directors of such Corporation. The term "indemnified party" shall mean any Officer or Director entitled to indemnity under the provision of this Bylaw.