Form 10-K/A
period 1996-12-31
ETHIKA CORP
filed 1997-04-15
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

The following signature page was inadvertently omitted from the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ETHIKA CORPORATION
                                                   (Registrant)


Date: April 3, 1997                             By:  /s/Samuel Leroy Reed
                                                     -----------------------
                                                     Samuel Leroy Reed
                                                     Chairman of the Board
                                                     Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Samuel Leroy Reed, Jr.                                   April 3, 1997
-------------------------
Samuel Leroy Reed, Jr.
Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)

/s/Marcia C. Cohen                                          April 3, 1997
------------------
Marcia C. Cohen
Director

/s/Robert B. Neal                                           April 3, 1997
-----------------
Robert B. Neal
Director

/s/Joseph D. Pegram                                         April 3, 1997
-------------------
Joseph D. Pegram
Director

/s/Herbert G. Rogers, III                                   April 3, 1997
-------------------------
Herbert G. Rogers, III
Director

/s/Anthony J. Spuria                                        April 3, 1997
--------------------
Anthony J. Spuria
Director

/s/William D. Stubblefield                                  April 3, 1997
--------------------------
William D. Stubblefield
Director

/s/David E Williams                                         April 3, 1997
-------------------
David E. Williams
Vice President Finance
(Principal Financial and Accounting Officer)

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ETHIKA CORPORATION
                                                    ------------------
                                                       (Registrant)


Date: April 15, 1997                                By: /s/David E. Williams
                                                    ------------------------
                                                        David E. Williams
                                                        Vice President Finance
                                                        (Principal Financial And
                                                        Accounting  Officer)