Form 10-Q
period 1997-03-31
ETHIKA CORP
filed 1997-05-15
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

       For Three Months Ended March 31, 1997 Commission File Number 0-3296

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
                                 Yes [ X ] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS                                 Outstanding at May 13, 199
    Common Stock, $1.00 par value                           14,031,585

                               ETHIKA CORPORATION

                                      INDEX



PART I:  FINANCIAL INFORMATION

            Item 1.        Financial Statements

                           Consolidated balance sheets - March 31, 1997 and
                           December 31, 1996 ...................................

                           Consolidated statements of operations for the three
                           months ended March 31, 1997 and 1996 ................

                           Consolidated statements of cash flows for the three
                           months ended March 31, 1997 and 1996 ................

                           Notes to consolidated financial statements ..........

           Item 2.Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations ...........

PART II. OTHER INFORMATION

                         None

SIGNATURES .....................................................................

Ethika Corporation and Subsidiaries
Consolidated Balance Sheet March 31, 1997 and December 31, 1996
(UNAUDITED)
                                                                 March 31      December 31
                                                                  1997             1996
                                                             ------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents .............................    $  1,377,359     $  1,906,085
  Accounts receivable, net of allowance for
     doubtful accounts of $7,116 and $8,258 .............          87,062           86,235
  Federal income tax refund receivable ..................          51,714          135,817
  Leases receivable .....................................         123,081          105,705
  Investment securities- Trading
  Inventory .............................................          23,390           21,672
                                                             ------------     ------------

Total Current Assets ....................................       1,662,606        2,255,514

Property and equipment , net of accumulated depreciation          498,738          499,892
Leases  receivable ......................................         234,896          277,430
Intangible and other assets, net of accumulated
    amortization of $693,812 and  $567,233...............         858,883          884,212

                                                             ------------     ------------

Total Assets ............................................    $  3,255,123     $  3,917,048
                                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
  Accounts payable and accrued expenses .................    $    262,928     $    527,762
  Current portion of notes payable ......................         116,098          116,201
  Deferred revenue ......................................         305,874          243,399
                                                             ------------     ------------

Total Current Liabilities ...............................         684,900          887,362

Notes payable ...........................................         176,592          205,092
Deferred income taxes ...................................          45,500           45,500
                                                             ------------     ------------

Total Liabilities .......................................         906,992        1,137,954
                                                             ------------     ------------

Ethika Corporation and Subsidiaries
Consolidated Balance Sheet March 31, 1997 and December 31, 1996
(UNAUDITED)(continued)
                                                                 March 31      December 31
                                                                  1997             1996
                                                             ------------     ------------
Stockholders' Equity
Common Stock, $1 par value authorized 50,000,000
   shares; issued 14,031,585 shares and 13,851,585;
   outstanding 14,004,273 shares and 13,824,273 shares;
   March 31, 1997 and December 31, 1996 include
   include 2,500,000 contingently returnable shares .....      11,504,273       11,324,273
Discount on Common Stock ................................      (1,202,459)      (1,123,709)
Accumulated Deficit .....................................      (7,953,683)      (7,421,470)
                                                             ------------     ------------
Total Stockholders' Equity ..............................       2,348,131        2,779,094
                                                             ------------     ------------
Contingencies ...........................................            --               --
                                                             ------------     ------------

Total Liabilities and Stockholders' Equity ..............    $  3,255,123     $  3,917,048
                                                             ============     ============

     The Accompanying notes are an integral part of these Consolidated Financial
Statements

Ethika Corporation and Subsidiaries
Consolidated  Statement of  Operations  and Changes in Retained  Deficit for the
Three Months Ended March 31, 1997 and 1996 (UNAUDITED)
                                                                   March 31,       March 31
                                                                     1997            1996
                                                                 -----------     -----------
Software sales ..............................................    $   128,241
Costs and expenses
  Cost of Sales .............................................        126,387
  Selling ,general and administrative and product development        434,195     $   237,698
  Depreciation and Amortization .............................        128,836           9,150
                                                                 -----------     -----------

Loss from operations ........................................       (561,177)       (246,848)
                                                                 -----------     -----------

Other income ( expense)
  Rental Income .............................................         46,650
  Interest income ...........................................         36,488          43,310
  Gain (Loss) from investment securities ....................        671,160
  Interest expense ..........................................         (7,525)        (10,998)
  Equity in net loss of affiliate ...........................           --          (265,643)
                                                                 -----------     -----------
                                                                      28,963         484,479
                                                                 -----------     -----------

Income /(Loss) from operations ..............................       (532,214)        237,631
                                                                 -----------     -----------
Income taxes ................................................           --              --
                                                                 -----------     -----------
Income /(Loss) from operations ..............................       (532,214)        237,631

  Retained deficit at beginning of period ...................     (7,421,470)     (5,138,079)

  Retained deficit at end of period .........................    ($7,953,683)    ($4,900,448)
                                                                 ===========     ===========

Earnings per share primary and fully diluted:

Primary and fully diluted net income/(Loss) per share .......    $     (.046)    $      .022
                                                                 ===========     ===========

     The Accompanying notes are an integral part of these Consolidated Financial
Statements

Ethika Corporation and Subsidiaries
Consolidated Statement of Cash Flows for the Three Months
Ended March  31, 1997 and 1996 (UNAUDITED)                          March 31,      March 31,
                                                                     1997             1996
                                                                  -----------     -----------
Cash Flows from Operating Activities:
Net income (loss) from operations ............................    ($  532,214)    $   237,631
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and Amortization ................................        128,836           9,150
Changes in balance sheet accounts:
(Increase) decrease in lease, accounts, and other receivables          83,276          15,680
(Increase) decrease in income taxes
(Increase) in  inventory .....................................         (1,718)
Decrease in accrued investment income
Increase ( decrease) in accounts payable and other liabilities       (293,437)          9,159
Increase ( decrease) in deferred revenue .....................         62,475
Sales of investment securities - trading .....................              0               0
                                                                  -----------     -----------

Net cash provided by (used from) operating activities ........       (552,782)        271,620
                                                                  -----------     -----------

Cash flows from investing activities:

Purchases of equipment .......................................         (1,102)           (382)
Payments received from leases ................................         25,158
Others
Proceeds from investments sold or matured ....................                      2,227,904
Costs of investments acquired ................................                       (368,316)
Temporary investments, net
Proceeds from sales of equipment and other assets

Net cash (used from) provided by investing activities ........         24,056       1,859,206

Cash flows from financing activities:
Net borrowing (payments) on debt
Purchase of treasury stock

Net cash used from financing activities

Net increase (decrease) in cash and cash equivalents .........       (528,726)      2,130,826
Cash and cash equivalents - beginning of period ..............      1,906,085       1,377,869
                                                                  -----------     -----------
Cash and cash equivalents - end of period ....................    $ 1,377,359     $ 3,508,695
                                                                  ===========     ===========

Ethika Corporation and Subsidiaries
Consolidated Statement of Cash Flows for the Three Months
Ended March  31, 1997 and 1996 (UNAUDITED) (continued)
                                                                    March 31,      March 31,
                                                                     1997             1996
                                                                  -----------     -----------
Supplemental Cash Flow Information:
Cash payments for income taxes
Cash payments for interest ...................................    $     7,525     $    10,998
                                                                  ===========     ===========
Supplemental Schedule of Non-Cash
Investing and Financing Activities:
Common stock issued for equity securities
of nonaffiliated company .....................................        180,000
                                                                      =======

     The Accompanying notes are an integral part of these Consolidated Financial
Statements

ETHIKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1997

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Ethika Corporation and subsidiaries ("Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the detail and disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1997 are not necessarily indications of the results that may be expected for the year ending December 31, 1997. More detailed information is contained in the Notes to Consolidated Financial Statements included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1996.

Nature of operations: The Corporation operates as an applied technology company through two of its wholly-owned subsidiaries, Text Retrieval Systems, Inc. (TRS) and Compass Data Systems (CDS). See business combination information in Note 2. TRS and CDS are engaged in publishing electronic libraries that link related data sources for convenient access by personal computers. Certain products of TRS and CDS are sold nationally, while others are specific to states such as Florida, Missouri, and Kansas.

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

Intangible assets: Intangible assets consist primarily of assets acquired through the acquisitions of TRS, CDS, and CodeManager. See Business Combination information in Note 2. Acquired goodwill and software products are amortized over three years. Non-compete agreements are amortized over the life of the related agreement (2-3 years). The Corporation regularly reviews its ability to realize future economic benefit from software products and goodwill based upon the expected future cash flows of the related subsidiary or product.

Use of estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires the use of certain estimates. Actual results may differ from those estimates.

Earnings Per Share: Primary and fully diluted earnings per share are based on the weighted average number of common shares of 11,444,273 and 10,597,661 outstanding for the months ended March 31, 1997 and 1996 respectively. Earnings per share calculations include contingently returnable shares only if their impact is dilutive. Previously reported earnings per share of $.034 have been restated to $.022 in the accompanying financial statements due to an error in the prior calculations.

Note 2 - Business Combinations

On April 2, 1996 the Corporation completed the acquisition of Text Retrieval Systems, Inc. ("TRS"), a privately-held corporation based in Ponte Vedra Beach, Florida. The transaction has been accounted for as a purchase and accordingly the results of operations of TRS since April 2, 1996 have been included in the Corporation's Results of Operations. TRS publishes electronic reference libraries that link related data sources for convenient access by personal computers. The Corporation had previously acquired a 35% initial ownership interest in TRS through the issuance of 100,000 shares of its stock to the TRS shareholders and the extension of a line of credit during 1995. The completion of the purchase transaction included cash paid through prior advances to TRS and the issuance of 2,500,000 shares of contingently returnable common stock. The shares are returnable to the Corporation if certain 1997 earning targets are not achieved. Management originally believed that it was probable that the established targets would be met in total; accordingly, as of April 2, 1996, the fair value of the 2,500,000 contingent returnable shares ($1,991,250) was included in the purchase price resulting in a total estimated purchase price at acquisition of $2,659,482. In the fourth quarter of 1996, Management determined that the earnings targets would not be met in total and accordingly, recorded an adjustment to the purchase price reducing intangible assets by the remaining unamortized balance related to the contingent shares of $1,792,125. The Corporation has amended the agreement with TRS whereby the earnings targets have been revised and extended through December 31, 1997. The Corporation will adjust intangible assets as the contingencies are resolved. If the earnings targets are not totally met, the former shareholders will return all or part of the contingent shares to the Corporation.

During the first quarter of 1996, the Corporation accounted for its initial investment in TRS by the equity method under which the Corporation's share of the net loss of the affiliate was recognized in the Corporation's operations and included as an adjustment to the investment balance. The loss recorded by the Corporation was $265,643 for the quarter ended March 31, 1996.

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

On January 31, 1997 Ethika purchased for 180,000 shares valued at $101,250 the publishing, distribution, and future development rights of the CodeManager Reference Library from American Practice Management and Consulting Concepts, Inc.

Effective October 1, 1996, the Corporation revised estimates used in determining the lives of intangible assets acquired through its acquisition of TRS and CDS from five years to three years. Total amortization of $126,579 and $63,806 was recorded during the three months ended March 31, 1997 and the year ended December 31, 1996 respectively.

Note 3 - Leasing Activities

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

Note 4 - Contingencies

A lawsuit was filed in the United States District Court for the Southern District of Mississippi, Jackson Division, styled EURAM B.V., Peeper, et al. vs. Ethika by certain plaintiffs against Ethika and its Chairman, S.L. Reed, Jr. This suit alleges breach of fiduciary duties, fraud, conspiracy to breach fiduciary duty of loyalty and care, breach of contract, misrepresentation, and conversion. These allegations arise from the transactions surrounding the Corporation's issuance of 2,000,000 shares of its stock in exchange for 16% interest in PMM, and the sale by the Corporation of $2,000,000 of its stock in exchange for shares of Alanco stock valued at $2,000,000. On October 30,1996 Ethika filed answers to the suit and instituted a counterclaim against the individuals named in the above suit and other defendants not named in the original suit. The Corporation, on advice of outside legal counsel, believes the plaintiffs' suit is without merit, and that its resolution will not have a material effect on the Corporation, however, it is too early in the proceedings to assure the outcome.

Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Liquidity and Capital Resources

The Corporation accomplished the acquisitions of TRS, CDS, and CodeManager through the issuance of its common stock. Management anticipates to continue using its common stock to acquire additional companies. Management believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating, product development, and capital expenditure requirements. This belief is based on the Corporation's current and planned level of operations.

Results of Operations

Three Months Ended March 31, 1997 Compared to
Restated Three Months Ended March 31, 1996

The three months ended March 31, 1997, generated a net loss from operations of $532,214 ($.046 per share) compared to net income from operations of $237,631 ($.022 per share) for the comparable period of 1996. This decrease resulted primarily from the fact that during the three months ended March 31, 1996, the Corporation had not yet completed the transition from a life insurance company to an operating company focused on acquisitions of development stage or stage one companies. Its income for the three months ended March 31, 1996 was generated primarily from gain on sale of marketable securities of $671,160. The remainder of 1996 was devoted to completing the development and sales introduction of its H/R Comply product acquired with the TRS acquisition. See
Note 2 for further comment. As indicated in Note 2, the Corporation also acquired CDS in August 1996. The Corporation recognizes revenue for its software sales ratably over the period of each products' subscription life thereby generating currently earned revenue and deferred revenue each time a product is sold. During the three months ended March 31, 1997, the Corporation had gross shipments of $205,489 of which $150,990 has been recorded as deferred revenue while $54,499 has been recognized as income for the period. In addition, the Corporation has recognized $73,742 of previously deferred revenue during the same time period. Operating expenses for the three months ended March 31, 1997 when compared to the same time period for 1996 reflect the build up of operations necessary to support an ongoing business. In addition, the Corporation has recorded amortization of approximately $126,000 during this three months ended 3/31/97 resulting from the amortization of intangible assets recorded at the time of each acquisition compared to no amortization during the comparable time period in 1996.

Part II.  Other Information

Subsequent Event

The Corporation announced on May 15, 1997, that they have signed a letter of intent with TSG Holdings, Inc., of Savannah, Ga., which could potentially lead to the acquisition of TSG by Ethika. Successful completion of ongoing negotiations and the approval of each company's Board of Directors will be required before the agreement becomes final.



Item 6 - Exhibits and Reports on Form 8-K.

(a)......Exhibits
         (27) Financial Data Schedule

(b)......None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Ethika  Corporation
                                                  (Registrant)

                                                  /s/G. Thomas Reed
                                                  -----------------
Date:  May 15, 1997                               G. Thomas Reed
                                                  President and
                                                  Chief Operating Officer

                                                  /s/David E. Williams
                                                  --------------------
Date:  May 15, 1997                               David E. Williams
                                                  Vice President Finance
                                                  and Chief Financial Officer