Form 10-Q
period 1997-06-30
ETHIKA CORP
filed 1997-08-20
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

{X}           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                       For Six Months Ended June 30, 1997
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
                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            CLASS                          Outstanding at August 13,1997
            -----                          -----------------------------

     Common Stock, $1.00 par value                     15,155,018

                               ETHIKA CORPORATION

                                      INDEX



PART I:   FINANCIAL INFORMATION

Item 1. Financial Statements

               Consolidated balance sheets - June 30, 1997 and
               December 31, 1996

               Consolidated statements of operations for the three and six months ended June 30, 1997 and 1996

               Consolidated statements of cash flows for the six months ended June 30, 1997 and 1996

               Notes to consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations

PART II.  OTHER INFORMATION

          None

               SIGNATURES

                       Ethika Corporation and Subsidiaries
         Consolidated Balance Sheet June 30, 1997 and December 31, 1996
                                   (UNAUDITED)


                                                   June 30,      December 31,
                                                    1997            1996
                                                -----------     -----------
  ASSETS
  Current Assets:
    Cash and cash equivalents                    $1,210,962      $1,908,142
    Accounts receivable, net of allowance for
    doubtful accounts of $4,232 and $8,258           95,739         137,487
    Federal income tax refund receivable                  -         135,817
    Leases receivable                               112,764         105,705
    Note Receivable                                 146,370               -
    Inventory                                        19,850          21,672
                                                -----------     -----------

  Total Current Assets                            1,585,685       2,308,823

  Property and equipment, net of accumulated
  depreciation                                      509,837         544,943
  Leases  receivable                                219,164         277,430
  Intangible and other assets, net of
  accumulated amortization of $823,204 and
  $596,572                                          756,532         913,551
                                                 ----------      ----------
  Total Assets                                   $3,071,218      $4,044,747
                                                 ==========      ==========


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable and accrued expenses         $ 541,721        $591,048
    Current portion of notes payable                120,339         134,916
    Deferred revenue                                369,134         285,944
                                                -----------     -----------

  Total Current Liabilities                       1,031,194       1,011,908

  Notes payable                                     247,202         205,092
  Deferred income taxes                                  -           45,500
                                                  ---------      ----------
  Total Liabilities                               1,278,396       1,262,500
                                                  =========       =========

                       Ethika Corporation and Subsidiaries
         Consolidated Balance Sheet June 30, 1997 and December 31, 1996
                                  (continued)
                                   (UNAUDITED)
                                                   June 30,      December 31,
                                                    1997            1996
                                                -----------     -----------
  Stockholders' Equity
  Common Stock, $1 par value authorized
  50,000,000 shares; issued 15,155,018 shares
  and 13,851,585; outstanding 15,127,706 shares
  and 13,824,273 shares; June 30, 1997 and
  December 31, 1996 include 2,500,000
  contingently returnable shares                 12,627,706      12,447,706

  Discount on Common Stock                       (1,202,459)     (1,123,709)
  Accumulated Deficit                            (9,632,425)     (8,541,750)
  Total Stockholders' Equity                      1,792,822       2,782,247
                                                -----------     -----------
  Contingencies                                           -               -
                                                -----------     -----------
  Total Liabilities and Stockholders' Equity    $ 3,071,218     $ 4,044,747
                                                ===========     ===========

  The Accompanying notes are an integral part of these Consolidated
  Financial Statements

                             Ethika Corporation and Subsidiaries
                           Consolidated Statement of Operations and
                   Changes in Retained Deficit for the Three and Six Months
                                 Ended June 30, 1997 and 1996
                                          (Unaudited)


                                            Three Months Ended          Six Months Ended
                                          ----------------------    -------------------------
                                                  June 30                    June 30
                                             1997         1996         1997           1996
                                             ----         ----         ----           ----
Software sales                            $ 409,747     $263,321     $653,645     $  389,785

Costs and expenses
  Cost of Sales                             170,018       62,030      340,149        130,837
  Selling ,general and administrative
    and product development                 622,785      713,284    1,129,159      1,040,482
  Depreciation and Amortization
                                            179,977      148,290      308,813        157,440

Loss from operations                       (563,033)    (660,283)  (1,124,476)      (938,974)


Other income (expense)
  Rental Income                                   -       47,125            -         93,775
  Interest income                            31,994       39,675       68,242         83,391
  Gain (Loss) from investment securities          -            -            -        672,785
  Interest expense                           (6,449)      (8,423)     (13,974)       (19,422)
  Equity in net loss of affiliate                36            -           36       (265,463)



Income /(Loss) from operations             (537,452)    (581,906)   1,070,172)      (374,088)
Income taxes                                (13,399)      (6,200)     (19,933)       (14,449)
Income /(Loss) from operations             (550,851)    (588,106)  (1,090,105)      (388,537)

Retained deficit at beginning of period  (9,081,574)  (5,903,221)  (8,542,320)    (6,102,790)

Retained deficit at end of period       ($9,632,425) ($6,491,327) ($9,632,425)   ($6,491,327)

Primary and fully diluted net loss
per share                                    ($.044)      ($.059)      ($.087)        ($.033)


    The Accompanying notes are an integral part of these Consolidated Financial Statements

                      Ethika Corporation and Subsidiaries
             Consolidated Statement of Cash Flows for the Six Months
                    Ended June 30, 1997 and 1996 (Unaudited)


                                                           Six Months Ended
                                                                June 30
                                                         1997            1996
                                                    -----------       ---------
Cash Flows from Operating Activities:
Net income (loss) from operations ..............    ($1,090,105)      ($388,537)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and Amortization ..................        308,813         157,440
Changes in balance sheet accounts:
(Increase) decrease in lease, accounts, and
other receivables ..............................         82,402          32,381
(Increase) decrease in income taxes ............         45,500
(Increase) in  inventory .......................          1,822         (31,228)
Decrease in accrued investment income
Increase ( decrease) in accounts payable and
other liabilities  .............................        (21,794)        157,001
Increase ( decrease) in deferred revenue .......         83,190
Sales of investment securities - trading

Net cash provided by (used from) operating
activities  ....................................       (590,172)        192,700
                                                    -----------       ---------
Cash flows from investing activities:

Purchases of equipment .........................        (64,898)      1,333,769
Payments received from leases
Others
Proceeds from investments sold or matured ......                              0
Costs of investments acquired ..................                      1,360,337
Temporary investments, net
Proceeds from sales of equipment and other
assets

Net cash (used from) provided by investing .....        (64,898)      1,333,769
activities

Cash flows from financing activities:
Net borrowing (payments) on debt ...............        (42,110)        (54,405)
Purchase of treasury stock

Net cash used from financing activities ........        (42,110)        (54,405)

Net increase (decrease) in cash and cash
equivalents ....................................       (697,180)      1,472,064
Cash and cash equivalents - beginning of
period .........................................      1,908,142       1,377,869
                                                    -----------       ---------

Cash and cash equivalents - end of period ......     $1,210,962      $2,849,933

                      Ethika Corporation and Subsidiaries
             Consolidated Statement of Cash Flows for the Six Months
                    Ended June 30, 1997 and 1996 (Unaudited)
                                  (continued)


                                                           Six Months Ended
                                                                June 30
                                                         1997            1996
                                                    -----------       ---------
Supplemental Cash Flow Information:                  $        0      $        0

Supplemental Schedule of Non-Cash
Investing and Financing Activities:
Common stock issued for equity securities of
 nonaffiliated company..........................      1,303,433
                                                      =========

The  Accompanying  notes are an integral  part of these  Consolidated  Financial
Statements

ETHIKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1997

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Ethika Corporation and subsidiaries ("Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the detail and disclosures required by generally accepted accounting principles for complete financial statements.
Operating results for the six months ended June 30, 1997 are not necessarily indications of the results that may be expected for the year ending December 31, 1997. More detailed information is contained in the Notes to Consolidated Financial Statements included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1996.

Nature of operations: The Corporation operates as an applied technology company through three of its wholly-owned subsidiaries, Text Retrieval Systems, Inc.
(TRS), Compass Data Systems (CDS), and Legislative Information Systems Corporation (LIS). See business combination information in Note 2. TRS, CDS, and LIS are engaged in publishing electronic libraries that link related data sources for convenient access by personal computers. Certain products of TRS, CDS, and LIS are sold nationally, while others are specific to states such as Florida, Missouri, and Kansas.

Principles of Consolidation: The consolidated financial statements include the financial statements of the Corporation and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

On June 10, 1997 (See Business Combinations information in Note 2), the Corporation acquired Legislative Information Systems Corporation in a business combination accounted for as a pooling of interests. LIS became a wholly-owned subsidiary of the Corporation through the exchange of 1,123,433 shares of the Corporation's common stock for all of the outstanding stock of LIS. The accompanying financial statements for the year ended December 31, 1996 and the three and six months ended June 30, 1997 and 1996 are based on the assumption that the companies were combined for the entire period presented.

Revenue Recognition: The Corporation recognizes revenue for software sales ratably over the period of each product's subscription life. The Corporation's various products are updated annually, quarterly, and monthly based on content availability and/or specific customer agreements. Revenue associated with certain sales of TRS' primary product are not recognized until cash is collected due to the customers' right of return and limited history of returns for the product.

Intangible assets: Intangible assets consist primarily of assets acquired through the acquisitions of TRS, CDS, LIS, and CodeManager. See Business Combination information in Note 2. Acquired goodwill and software products are amortized over three years. Non-compete agreements are amortized over the life of the related agreement (2-3 years). The Corporation regularly reviews its ability to realize future economic benefit from software products and goodwill based upon the expected future cash flows of the related subsidiary or product.

Use of estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires the use of certain estimates. Actual results may differ from those estimates.

Earnings Per Share: Primary and fully diluted earnings per share are based on the weighted average number of common shares of 12,597,706 and11,721,094 outstanding for the months ended June 30, 1997 and 1996 respectively. Earnings per share calculations include contingently returnable shares only if their impact is dilutive.

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

On June 10, 1997 (See Business Combinations information in Note 2), the Corporation acquired Legislative Information Systems Corporation in a business combination accounted for as a pooling of interests. LIS became a wholly-owned subsidiary of the Corporation through the exchange of 1,123,433 shares of the Corporation's common stock for all of the outstanding stock of LIS. The accompanying financial statements for the year ended December 31, 1996 and the three and six months ended June 30, 1997 and 1996 are based on the assumption that the companies were combined for the entire period presented. LIS is an electronic publishing company specializing in federal aviation regulations, banking regulations, and custom service contracts.

Effective October 1, 1996, the Corporation revised estimates used in determining the lives of intangible assets acquired through its acquisition of TRS and CDS from five years to three years. Total amortization of $129,387 and $564,430 was recorded during the three months ended June 30, 1997 and the year ended December 31, 1996 respectively.

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

Note 4 - Contingencies

A lawsuit was filed in the United States District Court for the Southern District of Mississippi, Jackson Division, styled EURAM B.V., Peeper, et al. vs. Ethika by certain plaintiffs against Ethika and its Chairman, S.L. Reed, Jr. This suit alleges breach of fiduciary duties, fraud, conspiracy to breach fiduciary duty of loyalty and care, breach of contract, misrepresentation, and conversion. These allegations arise from the transactions surrounding the Corporation's issuance of 2,000,000 shares of its stock in exchange for 16% interest in PMM, and the sale by the Corporation of $2,000,000 of its stock in exchange for shares of Alanco stock valued at $2,000,000. On October 30, 1996 Ethika filed answers to the suit and instituted a counterclaim against the individuals named in the above suit and other defendants not named in the original suit. The Corporation, on advice of outside legal counsel, believes the plaintiffs' suit is without merit, and that its resolution will not have a material effect on the Corporation, however, it is too early in the proceedings to assure the outcome.

The Corporation was notified by Standard Management Corporation on June 26, 1997 that its subsidiary, Standard Life Insurance of Indiana, had received a Citation and Original Petition captioned "Rilla Lindley versus Standard Life Insurance Company of Indiana, Dixie National Life Insurance Company, Randy Owens" filed in the 2nd Judicial District Court, Parish of Brenville, State of Louisiana. Standard's notification constituted a claim notice pursuant to Section 10.3 of the Second Restated Stock Purchase Agreement dated August 30, 1995 by and among Standard Life and Dixie National Life and Dixie National Corporation (now Ethika Corporation) in which Ethika agreed to indemnify Standard under certain conditions against qualified third-party claims originating prior to the sale of Dixie National Life to Standard. The scope of Ethika's indemnity obligation, if any, under the Agreement is limited to claims predicated upon occurrences prior to closing based on actions or inactions of Dixie National Life Insurance Company.

The third-party claim involves, among other things, allegations regarding a vanishing premium life insurance policy issued by Dixie National Life which was purchased by the plaintiff in August 1989 from defendant Owens, an employee of a general insurance agency in Louisiana. The claim appears to be styled in the form of a class action. An investigation into the Citation's allegations by the defendants, including legal representation of the Corporation, has been initiated. Potential liabilities, if any, of the various defendants have not been determined.

Item   2  -  Management's  Discussion  and  Analysis  of  Financial
             Condition and Results of Operations


Liquidity and Capital Resources

The Corporation accomplished the acquisitions of TRS, CDS, CodeManager, and LIS through the issuance of its common stock. Management anticipates to continue using its common stock to acquire additional companies. Management believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating, product development, and capital expenditure requirements. This belief is based on the Corporation's current and planned level of operations.

Results of Operations

Six  Months Ended June 30, 1997
Compared to Six Months Ended June 30, 1996

The six months ended June 30, 1997, generated a net loss from operations of $1,090,105 ($.087 per share) compared to a net loss from operations of $377,222 ($.033 per share) for the comparable period of June 30, 1996. This increase in loss resulted primarily from the recognition of a full six months amortization of goodwill in connection with acquisition activity totaling $308,813. The Corporation recognizes revenue for its software sales ratably over the period of each products' subscription life thereby generating currently- earned revenue and deferred revenue each time a product is sold. Costs associated with production of the product, however, are recorded as incurred and not deferred. Revenues for the six months ended June 30, 1997 increased by $258,985 over the same period of 1996 while cost of sales increased by $209,312 over the same period of time. In addition, the Corporation had deferred revenue of $369,134 at June 30, 1997.

Three Months Ended June 30, 1997
Compared to Three Months Ended June 30, 1996

For the three months ended June 30, 1997, the Corporation had a net loss of $535,567 ($.087 per share) compared to a net loss of $568,394 ($.033 per share) for the comparable period in 1996. This decrease in loss is attributable to increased recognized sales of $425,031 for the three months ended June 30, 1997 compared to $283,033 for the comparable period in 1996.

Part II.  Other Information

Subsequent Event

Ethika's previous headquarters building in Jackson, Mississippi was sold on July 16, 1997 for $700,000 less closing costs of $55,630 and the mortgage balance of $255,398 netting $388,972 in cash to Ethika.

On June 5, 1997 the Corporation entered into a loan agreement with InfoDynamics, Inc. of Orem, Utah whereby Ethika provided development capital in the form of a line of credit not to exceed $250,000. At June 30, 1997 a total of $143,000 had been advanced against this line. Ethika also acquired an 8% interest in InfoDynamics as part of this transaction. In addition, the agreement gives Ethika the right to acquire the remaining outstanding shares of InfoDynamics on or before December 31, 1997. InfoDynamics is a developer of software tools and applications based on the Folio infobase platform.

Item 6 - Exhibits and Reports on Form 8-K.

(a)  Exhibits
     (27) Financial Data Schedule

(b)  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Ethika  Corporation
                                              (Registrant)

                                        /s/G. Thomas Reed
                                        -----------------
Date:  August 19, 1997                  G. Thomas Reed
                                        President and
                                        Chief Operating Officer

                                        /s/David E. Williams
                                        --------------------
Date:  August 19, 1997                  David E. Williams
                                        Vice President Finance
                                        and Chief Financial Officer