Form 10-Q/A
period 1997-06-30
ETHIKA CORP
filed 1997-08-28
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q/A

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

    For Six Months Ended June 30, 1997       Commission File Number 0-3296

                               ETHIKA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MISSISSIPPI                                   64-0440887
--------------------------------------------------------------------------------
  (State of other jurisdiction of                   (IRS Employer
  incorporation or organization)                    Identification No.)

                            107 The Executive Center
                    Hilton Head Island, South Carolina 29928
--------------------------------------------------------------------------------
                     (Address of Principal Executive Office)

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
                                   Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS                          Outstanding at August 13, 1997
             -----                          ------------------------------
 Common Stock, $1.00 par value                           15,155,018

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

               Consolidated Statement of Operations and Changes in Retained Deficit for the Three and Six Months Ended June 30, 1997 and 1996

               Consolidated Statement of Cash Flows for the Six
               Months Ended June 30, 1997 and 1996

               Notes to Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

                         None

SIGNATURES

Ethika Corporation and Subsidiaries
Consolidated Balance Sheet June 30, 1997 and December 31, 1996

(Unaudited)

                                                       June 30,      December 31,
                                                         1997            1996
                                                      ----------      ----------
ASSETS
Current Assets:
  Cash and cash equivalents ....................      $1,210,962      $1,908,142
  Accounts receivable, net of allowance for
  doubtful accounts of $4,232 and $8,258 .......          95,739         137,487
  Federal income tax refund receivable .........            --           135,817
  Leases receivable ............................         112,764         105,705
  Note Receivable ..............................         146,370            --
  Inventory ....................................          19,850          21,672
                                                      ----------      ----------

Total Current Assets ...........................       1,585,685       2,308,823

Property and equipment, net of accumulated
depreciation ...................................         509,837         544,943
Leases  receivable .............................         219,164         277,430
Intangible and other assets, net of
accumulated amortization of $823,204 and $596,572        756,532         913,551
                                                      ----------      ----------

Total Assets ...................................      $3,071,218      $4,044,747
                                                      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ........      $  495,651      $  591,048
  Current portion of notes payable .............         222,893         134,916
  Deferred revenue .............................         369,134         285,944
                                                      ----------      ----------

Total Current Liabilities ......................       1,087,678       1,011,908

Notes payable ..................................         144,648         205,092
Deferred income taxes ..........................          45,500          45,500
                                                      ----------      ----------

Total Liabilities ..............................       1,277,826       1,262,500
                                                      ----------      ----------

Ethika Corporation and Subsidiaries
Consolidated Balance Sheet June 30, 1997 and December 31, 1996 (continued)

(Unaudited)

                                                      June 30,      December 31,
                                                       1997            1996
                                                    ----------      ----------
Stockholders' Equity
Common Stock, $1 par value authorized
50,000,000 shares; issued 15,155,018 shares
and 13,851,585; outstanding 15,127,706 shares
and 14,947,706 shares; June 30, 1997 and
December 31, 1996 include 2,500,000
contingently returnable shares ..............       12,627,706        12,447,706
Discount on Common Stock ....................       (1,202,459)       (1,123,709)
Accumulated Deficit .........................       (9,631,855)       (8,541,750)
                                                  ------------      ------------
Total Stockholders' Equity ..................        1,793,392         2,782,247
                                                  ------------      ------------
Contingencies ...............................             --                --
                                                  ------------      ------------
Total Liabilities and Stockholders' Equity ..     $  3,071,218      $  4,044,747
                                                  ============      ============


              The Accompanying notes are an integral part of these
                       Consolidated Financial Statements

Ethika Corporation and Subsidiaries
Consolidated Statement of Operations and Changes in
Retained Deficit for the Three and Six Months Ended June 30, 1997 and 1996

(Unaudited)

                                                      Three Months Ended                  Six Months Ended
                                                 ----------------------------      ----------------------------
                                                            June 30                           June 30
                                                     1997             1996             1997             1996
                                                 -----------      -----------      -----------      -----------
Software sales .............................     $   409,747      $   163,321      $   653,645      $   389,785
Costs and expenses
  Cost of Sales ............................         170,018           62,030          340,149          130,837
  Selling, general and administrative
  and product development ..................         636,184          719,484        1,149,092        1,054,931
  Depreciation and Amortization.............         179,977          148,290          308,813          157,440
                                                 -----------      -----------      -----------      -----------

Loss from operations .......................        (576,432)        (766,483)      (1,144,409)        (953,423)

Other income (expense)
  Rental Income ............................            --             47,125             --             93,775
  Interest income ..........................          31,994           39,675           68,242           83,391
  Gain (Loss) from investment securities ...            --               --               --            672,785
  Interest expense .........................          (6,413)          (8,423)         (13,938)         (19,422)
  Equity in net loss of affiliate ..........            --               --               --           (265,643)
                                                 -----------      -----------      -----------      -----------

Income /(Loss) before taxes ................        (550,851)        (688,106)      (1,090,105)        (388,537)
                                                 -----------      -----------      -----------      -----------
Income taxes ...............................            --               --               --               --
                                                 -----------      -----------      -----------      -----------
Net income /(Loss) .........................        (550,851)        (688,106)      (1,090,105)        (388,537)

  Retained deficit at beginning of period ..      (9,081,004)      (5,803,221)      (8,541,750)      (6,102,790)
                                                 ===========      ===========      ===========      ===========

  Retained deficit at end of period ........     ($9,631,855)     ($6,491,327)     ($9,631,855)     ($6,491,327)
                                                 ===========      ===========      ===========      ===========

Primary and fully diluted net loss per share     ($     .044)     ($     .059)     ($     .087)     ($     .033)
                                                 ===========      ===========      ===========      ===========




       The Accompanying notes are an integral part of these Consolidated Financial Statements

Ethika Corporation and Subsidiaries
Consolidated Statement of Cash Flows for the Six Months Ended
Ended June 30, 1997 and 1996 (Unaudited)

                                                                Six Months Ended
                                                                    June 30
                                                         ----------------------------
                                                             1997             1996
                                                         -----------      -----------
Cash Flows from Operating Activities:
Net income (loss) from operations ..................     ($1,090,105)     ($  388,537)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and Amortization ......................         308,813          157,440
Net loss in earnings of affiliate ..................            --            265,643
Realized and unrealized (gain) loss on
investment securities ..............................                         (672,785)
Changes in balance sheet accounts:
(Increase) decrease in accounts,
receivables, and other assets ......................          41,748           32,381
(Increase) decrease in income taxes ................         135,817             --
(Increase) decrease in  inventory ..................           1,822          (41,288)
Decrease in accrued investment income...............         (95,397)          94,440
Increase (decrease) in accounts payable and
other liabilities ..................................          83,190           45,400
Increase (decrease) in deferred revenue ............            -                -
                                                         -----------      -----------
Net cash provided by (used from) operating
activities .........................................        (614,112)        (507,306)
                                                         -----------      -----------
Cash flows from investing activities:

Purchases of equipment .............................         (47,425)         (77,553)
Payments received from leases ......................          83,194           66,590
Others .............................................            --            (14,654)
Issuance of note receivable ........................        (146,370)            --
Proceeds from investments ..........................            --          2,078,680
                                                         -----------      -----------

Ethika Corporation and Subsidiaries
Consolidated Statement of Cash Flows for the Six Months Ended
Ended June 30, 1997 and 1996 (Unaudited) (continued)

                                                                Six Months Ended
                                                                    June 30
                                                         ----------------------------
                                                             1997             1996
                                                         -----------      -----------
Net cash (used for) provided by investing
activities .........................................        (110,601)       2,053,063
                                                         -----------      -----------
Cash flows from financing activities:
Net borrowing (payments) on debt ...................          27,533          (54,405)
                                                         -----------      -----------


Net cash provided by financing activities ..........          27,533          (54,405)
                                                         -----------      -----------

Net increase (decrease) in cash and cash equivalents        (697,180)       1,491,352
Cash and cash equivalents - beginning of  period ...       1,908,142        1,378,325
Cash and cash equivalents - end of period ..........     $ 1,210,962      $ 2,869,677

Supplemental Cash Flow Information: ................     $      --        $      --
                                                         ===========      ===========
Supplemental Schedule of Non-Cash
Investing and Financing Activities:
Common stock issued for equity securities of
nonaffiliated company...............................       1,303,433
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

Intangible assets: Intangible assets consist primarily of assets acquired through the acquisitions of TRS, CDS, and CodeManager. See Business Combination information in Note 2. Acquired goodwill and software products are amortized over three years. Non-compete agreements are amortized over the life of the related agreement (2- 3 years). The Corporation regularly reviews its ability to realize future economic benefit from software products and goodwill based upon the expected future cash flows of the related subsidiary or product.

Use of estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires the use of certain estimates. Actual results may differ from those estimates.

Earnings Per Share: Primary and fully diluted earnings per share are based on the weighted average number of common shares of 12,597,706 and 11,721,094 outstanding for the six months ended June 30, 1997 and 1996 respectively and 12,567,706 and 11,721,094 for the three months ended June 30, 1997 and 1996 respectively. Earnings per share calculations include contingently returnable shares only if their impact is dilutive.

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

On June 10, 1997 the Corporation acquired Legislative Information Systems Corporation in a business combination accounted for as a pooling of interests. LIS became a wholly-owned subsidiary of the Corporation through the exchange of 1,123,433 shares of the Corporation's common stock for all of the outstanding stock of LIS. The accompanying financial statements for the year ended December 31, 1996 and the three and six months ended June 30, 1997 and 1996 are based on the assumption that the companies were combined for the entire period presented. LIS is an electronic publishing company specializing in federal aviation regulations, banking regulations, and custom service contracts.

Effective October 1, 1996, the Corporation revised estimates used in determining the lives of intangible assets acquired through its acquisition of TRS and CDS from five years to three years. Total amortization of $129,387 and $564,430 was recorded during the three months ended June 30, 1997 and the year ended December 31, 1996 respectively.

Note 3 - Note Receivable

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

Note 4 - Leasing Activities

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

Note 5 - Contingencies

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

Results of Operations

Six  Months Ended June 30, 1997
Compared to Six Months Ended June 30, 1996

The six months ended June 30, 1997, generated a net loss from operations of $1,090,105 ($.087 per share) compared to a net loss from operations of $388,537 ($.033 per share) for the comparable period of June 30, 1996. This increase in loss resulted primarily from the recognition of a full six months amortization of goodwill in connection with acquisition activity totaling $308,813. The Corporation recognizes revenue for its software sales ratably over the period of each products' subscription life thereby generating currently-earned revenue and deferred revenue each time a product is sold. Costs associated with production of the product, however, are recorded as incurred and not deferred. Revenues for the six months ended June 30, 1997 increased by $263,860 over the same period of 1996 while cost of sales increased by $209,312 over the same period of time. In addition, the Corporation had deferred revenue of $369,134 at June 30, 1997.

Three Months Ended June 30, 1997
Compared to Three Months Ended June 30, 1996

For the three months ended June 30, 1997, the Corporation had a net loss of $550,851 ($.044 per share) compared to a net loss of $688,106 ($.059 per share) for the comparable period in 1996. This decrease in loss is attributable to increased recognized sales of $425,031 for the three months ended June 30, 1997 compared to $283,033 for the comparable period in 1996.

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


                                              Ethika  Corporation
                                                  (Registrant)

                                              /s/G. Thomas Reed
                                              -----------------
Date:  August 26, 1997                        G. Thomas Reed
                                              President and
                                              Chief Operating Officer

                                              /s/David E. Williams
                                              --------------------
Date:  August 26, 1997                        David E. Williams
                                              Vice President Finance
                                              and Chief Financial Officer