Form 10-Q
period 1997-09-30
ETHIKA CORP
filed 1997-11-14
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

{X}           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                     For Six Months Ended September 30, 1997
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

          CLASS                                 Outstanding at November 10, 1997
  Common Stock, $1.00 par value                             15,155,018

                               ETHIKA CORPORATION

                                      INDEX



PART I:  FINANCIAL INFORMATION

            Item 1.    Financial Statements

                       Consolidated Balance Sheets - September 30, 1997 and December 31, 1996

                       Consolidated Statement of Operations and Changes in Retained Deficit for the Three and Nine Months Ended September 30, 1997 and 1996

                       Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1997 and 1996

                       Notes to Consolidated Financial Statements

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

                       None

SIGNATURES

Ethika Corporation and Subsidiaries
Consolidated Balance Sheet September 30, 1997 and December 31, 1996
(Unaudited)

                                                                                 September 30        December 31
                                                                                      1997               1996
                                                                                 ------------      ------------
ASSETS
Current Assets:
  Cash and cash equivalents ................................................     $    852,221      $  1,908,142
  Accounts receivable, net of allowance for doubtful accounts of
  $3,291and $8,258 .........................................................          193,709           137,487
  Federal income tax refund receivable .....................................             --             135,817
  Leases receivable ........................................................          112,764           105,705
  Note Receivable ..........................................................          256,755              --
  Inventory ................................................................           10,917            21,672
                                                                                 ------------      ------------

Total Current Assets .......................................................        1,426,366         2,308,823

Property and equipment , net of accumulated depreciation ...................          219,242           544,943
Leases  receivable .........................................................          192,356           277,430
Intangible and other assets, net of accumulated amortization of $952,594 and
$596,572....................................................................          626,679           913,551
                                                                                 ------------      ------------

Total Assets ...............................................................     $  2,464,643      $  4,044,747
                                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ....................................     $    391,971      $    591,048
  Current portion of notes payable .........................................             --             134,916
  Deferred revenue .........................................................          368,245           285,944
                                                                                 ------------      ------------

Total Current Liabilities ..................................................          760,216         1,011,908

Notes payable ..............................................................             --             205,092
Deferred income taxes ......................................................           45,500            45,500
                                                                                 ------------      ------------

Total Liabilities ..........................................................          805,716         1,262,500
                                                                                ------------      -------------

Ethika Corporation and Subsidiaries
Consolidated Balance Sheet September 30, 1997 and December 31, 1996
(Unaudited) (continued)

                                                                                 September 30        December 31
                                                                                      1997               1996
                                                                                 ------------      ------------
Stockholders' Equity
Common Stock, $1 par value authorized  50,000,000 shares; issued 15,155,018 shares and 13,851,585; outstanding 15,127,706 shares and 14,947,706 shares;
September 30, 1997 and December 31, 1996 ...................................       12,627,706        12,447,706
Include 2,500,000 contingently returnable shares
Discount on Common Stock ...................................................       (1,202,459)       (1,123,709)
Accumulated Deficit ........................................................       (9,766,320)       (8,541,750)
                                                                                 ------------      ------------
Total Stockholders' Equity .................................................        1,658,927         2,782,247
                                                                                 ------------      ------------
Contingencies ..............................................................             --
                                                                                 ------------      ------------

Total Liabilities and Stockholders' Equity .................................     $  2,464,643      $  4,044,747
                                                                                 ============      ============

The Accompanying notes are an integral part of these Consolidated Financial Statements

Ethika Corporation and Subsidiaries
Consolidated Statement of Operations and Changes in
Retained Deficit for the Three and Nine Months Ended September 30, 1997 and 1996
(Unaudited)


                                                       Three Months Ended                 Nine Months Ended
                                                         September 30                       September 30
                                                     1997             1996             1997             1996
                                                 -----------      -----------      -----------      -----------
Software sales .............................     $   433,957      $   292,246      $ 1,122,134      $   682,032
Costs and expenses
  Cost of Sales ............................         195,384           69,357          551,539          104,981
  Selling, general and administrative and
product ....................................         603,566          861,216        1,763,646        2,009,734
  Development
  Depreciation and Amortization ............         147,994          160,043          456,805          317,483
                                                 -----------      -----------      -----------      -----------

Loss from operations .......................        (512,987)        (798,370)      (1,649,856)      (1,750,166)

Other income ( expense)
  Rental Income ............................            --             45,500             --            138,775
  Interest Income ..........................          36,762           30,171          107,837          119,538
  Gain (Loss) from investment securities ...            --              1,625             --            672,785
  Interest expense .........................             (89)         (30,189)         (24,400)         (55,588)
  Equity in net loss of affiliate ..........        (265,643)
  Gain on sale of building .................         341,849             --            341,849
                                                 -----------      -----------      -----------      -----------


Income/(Loss) before taxes .................        (134,465)        (751,763)      (1,224,570)      (1,140,299)
                                                 -----------      -----------      -----------      -----------
Income taxes................................           --               --                --              --
                                                 -----------      -----------      -----------      -----------

Net income/(Loss) ..........................        (134,465)        (751,763)      (1,224,570)      (1,140,299)

  Retained deficit at beginning of period ..      (9,631,855)      (6,491,327)      (8,541,750)       6,102,791)
                                                 -----------      -----------      -----------      -----------

  Retained deficit at end of period ........     ($9,766,320)     ($7,243,090)     ($9,766,320)     ($7,243,090)
                                                 ===========      ===========      ===========      ===========

Primary and fully diluted net loss per share     ($     .011)     ($     .061)     ($     .097)     ($     .096)
                                                 ===========      ===========      ===========      ===========

The Accompanying notes are an integral part of these Consolidated Financial Statements

Ethika Corporation and Subsidiaries
Consolidated Statement of Cash Flows for the Six Months                      Nine Months Ended
Ended June 30, 1997 and 1996 (Unaudited)                                        September 30
                                                                           1997              1996
                                                                       -----------      -----------
Cash Flows from Operating Activities:
Net income (loss) from operations ................................     ($1,224,570)     ($  388,537)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and Amortization ....................................         456,805          157,440
Net loss in earnings of affiliate ................................            --            265,643
Realized and unrealized (gain) loss on investment securities .....            --           (672,785)
Changes in balance sheet accounts:
(Increase) decrease in accounts, receivables, and other assets ...        (110,476)          32,381
(Increase) decrease in income taxes ..............................         135,817             --
(Increase) decrease in  inventory ................................          10,755          (41,288)
Decrease in accrued investment income ............................            --               --
Increase ( decrease) in accounts payable and other liabilities ...        (199,077)          94,440
Increase ( decrease) in deferred revenue .........................          82,301           45,400
Gain on sale of facility .........................................        (341,849)            --
                                                                       -----------      -----------
Net cash provided by (used from) operating activities ............      (1,190,294)        (507,306)
                                                                       -----------      -----------
Cash flows from investing activities:
Purchases of equipment ...........................................         (93,864)         (77,553)
Payments received from leases ....................................         125,000           66,590
Others ...........................................................         (14,654)
Issuance of note receivable ......................................        (256,755)            --
Proceeds from investments ........................................       2,078,680
                                                                       -----------      -----------
Proceeds on sale of facility .....................................         700,000             --
                                                                       -----------      -----------

Net cash (used for) provided by investing activities .............         474,381        2,053,063
                                                                       -----------      -----------
Cash flows from financing activities:
Net borrowing (payments) on debt .................................        (340,008)         (54,405)
                                                                       -----------      -----------

Net cash provided by financing activities ........................        (340,008)         (54,405)
                                                                       -----------      -----------

Net increase (decrease) in cash and cash equivalents .............      (1,055,921)       1,491,352
Cash and cash equivalents - beginning of period ..................       1,908,142        1,378,325
                                                                       -----------      -----------
Cash and cash equivalents - end of period ........................     $   852,221      $ 2,869,677
                                                                       ===========      ===========
Supplemental Cash Flow Information: ..............................     $      --        $      --
                                                                       ===========      ===========
Supplemental Schedule of Non-Cash
Investing and Financing Activities:
Common stock issued for equity securities of nonaffiliated company       1,303,433
                                                                       ===========

The Accompanying notes are an integral part of these Consolidated Financial Statements

ETHIKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1997

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Ethika Corporation and subsidiaries ("Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the detail and disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended September 30, 1997 are not necessarily indications of the results that may be expected for the year ending December 31, 1997. More detailed information is contained in the Notes to Consolidated Financial Statements included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1996.

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

Principles of Consolidation: The consolidated financial statements include the financial statements of the Corporation and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

On June 10, 1997 (See Business Combinations information in Note 2), the Corporation acquired Legislative Information Systems Corporation in a business combination accounted for as a pooling of interests. LIS became a wholly owned subsidiary of the Corporation through the exchange of 1,123,433 shares of the Corporation's common stock for all of the outstanding stock of LIS. The accompanying financial statements for the year ended December 31, 1996 and the three and nine months ended September 30, 1997 and 1996 are based on the assumption that the companies were combined for the entire period presented.

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

Earnings Per Share: Primary and fully diluted earnings per share are based on the weighted average number of common shares of 12,607,706 and 11,882,563 outstanding for the nine months ended September 30, 1997 and 1996 respectively and 12,627,706 and 12,205,502 for the three months ended September 30, 1997 and 1996 respectively. Earnings per share calculations include contingently returnable shares only if their impact is dilutive.

Note 2 - Business Combinations

On April 2, 1996 the Corporation completed the acquisition of Text Retrieval Systems, Inc. ("TRS"), a privately-held corporation based in Ponte Vedra Beach, Florida. The transaction has been accounted for as a purchase and accordingly the results of operations of TRS since April 2, 1996 have been included in the Corporation's Results of Operations. TRS publishes electronic reference libraries that link related data sources for convenient access by personal computers. The Corporation had previously acquired a 35% initial ownership interest in TRS through the issuance of 100,000 shares of its stock to the TRS shareholders and the extension of a line of credit during 1995. The completion of the purchase transaction included cash paid through prior advances to TRS and the issuance of 2,500,000 shares of contingently returnable common stock. The shares are returnable to the Corporation if certain 1997 earning targets are not achieved. Management originally believed that it was probable that the established targets would be met in total; accordingly, as of April 2, 1996, the fair value of the 2,500,000 contingent returnable shares ($1,991,250) was included in the purchase price resulting in a total estimated purchase price at acquisition of $2,659,482. In the fourth quarter of 1996, Management determined that the earnings targets would not be met in total and accordingly, recorded an adjustment to the purchase price reducing intangible assets by the remaining unamortized balance related to the contingent shares of $1,792,125. The Corporation has amended the agreement with TRS whereby the earnings targets have been revised and extended through December 31, 1997. The Corporation will adjust intangible assets as the contingencies are resolved. If the earnings targets are not totally met, the former shareholders will return all or part of the contingent shares to the Corporation. Based upon current performance and estimated results, it appears that a substantial number of shares will be surrendered to the Corporation after the December 31, 1997 measurement period.

During the first quarter of 1996, the Corporation accounted for its initial investment in TRS by the equity method under which the Corporation's share of the net loss of the affiliate was recognized in the Corporation's operations and included as an adjustment to the investment balance. The loss recorded by the Corporation was $265,643 for the quarter ended March 31, 1996.

Effective August 17, 1996, the Corporation purchased 100% of the outstanding common stock of CDS, a privately-held corporation based in Salt Lake City, Utah for a total purchase price of $500,000 which included the issuance of 726,612 shares of the Corporation's common stock with a fair market value of $400,000. CDS publishes electronic information reference services to a wide variety of industries and organizations. Among its principal product offerings are state tax law reference libraries which keep subscribers current on tax law changes. The transaction has been accounted for as a purchase, accordingly the results of operations of CDS since August 17, 1996 have been included in the accompanying statement of operations. Intangible assets of $460,765 are being amortized over a three-year period.

On January 31, 1997 Ethika purchased for 180,000 shares valued at $101,250 the publishing, distribution, and future development rights of the CodeManager Reference Library from American Practice Management and Consulting Concepts, Inc.

On June 10, 1997 the Corporation acquired Legislative Information Systems Corporation in a business combination accounted for as a pooling of interests. LIS became a wholly owned subsidiary of the Corporation through the exchange of 1,123,433 shares ($616,203) of the Corporation's common stock for all of the outstanding stock of LIS. The accompanying financial statements for the year ended December 31, 1996 and the three and nine months ended September 30, 1997 and 1996 are based on the assumption that the companies were combined for the entire period presented. LIS is an electronic publishing company specializing in federal aviation regulations, banking regulations, and custom service contracts.

Effective October 1, 1996, the Corporation revised estimates used in determining the lives of intangible assets acquired through its acquisition of TRS and CDS from five years to three years. Total amortization of $129,387 and $564,430 was recorded during the three months ended September 30, 1997 and the year ended December 31, 1996 respectively.

Note 3 - Note Receivable

On June 5, 1997 the Corporation entered into a loan agreement with InfoDynamics, Inc. of Orem, Utah whereby Ethika provided development capital in the form of a line of credit not to exceed $250,000. At September 30, 1997 a total of $250,000 had been advanced against this line. Ethika also acquired an 8% interest in InfoDynamics as part of this transaction. In addition, the agreement gives Ethika the right to acquire the remaining outstanding shares of InfoDynamics on or before December 31, 1997. InfoDynamics is a developer of software tools and applications based on the Folio infobase platform.

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

Nasdaq recently (September 16, 1997) notified the Corporation that it has ninety days to address the deficiencies in meeting the minimum bid price ($1 per share) or alternative capital and surplus requirements ($2,000,000) for continued listing in the Nasdaq SmallCap Market. The Corporation has been intensely focused on meeting the more stringent requirements set for implementation by Nasdaq on February 23, 1998 for all SmallCap companies. Management is working jointly with Nasdaq on a definitive plan to meet the new quantitative maintenance and corporate governance requirements. At this time there can be no assurance that a satisfactory plan will be developed to meet the listing requirements within the defined time period.

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

Results of Operations

Nine  Months Ended September 30, 1997
Compared to Nine Months Ended September 30, 1996

The nine months ended September 30, 1997, generated a net loss from operations of $1,224,570 ($.097 per share) compared to a net loss from operations of $1,140,299 ($.096 per share) for the comparable period of September 30, 1996. This increase in loss resulted primarily from the recognition of a full nine months amortization of goodwill in connection with acquisition activity totaling $387,024. The Corporation recognizes revenue for its software sales ratably over the period of each products' subscription life thereby generating currently earned revenue and deferred revenue each time a product is sold. Costs associated with production of the product, however, are recorded as incurred and not deferred. Revenues for the nine months ended September 30, 1997 increased by $440,102 while total operational costs decreased by $100,310 over the same period of 1996. In addition, the Corporation had deferred revenue of $368,245 at September 30, 1997.

Three Months Ended September 30, 1997
Compared to Three Months Ended September 30, 1996

For the three months ended September 30, 1997, the Corporation had a net loss of $134,465 ($.011 per share) compared to a net loss of $751,763 ($.061 per share) for the comparable period in 1996. This decrease in loss is attributable to the increased in recognized sales to $433,957 for the three months ended September 30, 1997 compared to $292,246 for the comparable period in 1996 together with a $285,383 decrease in operational expenses over the comparable 1996 period.

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


                                                 Ethika Corporation
                                                 (Registrant)

                                                 /s/G. Thomas Reed
                                                 -----------------
Date:  November 15, 1997                         G. Thomas Reed
                                                 President and
                                                 Chief Operating Officer

                                                 /s/David E. Williams
                                                 --------------------
Date:  November 15, 1997                         David E. Williams
                                                 Vice President Finance
                                                 And Chief Financial Officer