Form 10-K
period 1997-12-31
ETHIKA CORP
filed 1998-04-13
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended Commission file number
                            DECEMBER 31, 1997 0-3296

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

AS OF MARCH 20, 1998, 20,360,346 COMMON SHARES WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE CLOSING AVERAGE OF THE BID AND ASKED PRICES ON THE OVER-THE-COUNTER MARKET) OF ETHIKA CORPORATION HELD BY NON-AFFILIATES WAS APPROXIMATELY $4,072,069.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                Certain Exhibits

PART I

ITEM 1 - BUSINESS

General

Ethika Corporation ("Ethika" or the "Corporation"), through its wholly-owned subsidiaries, Compass Data Systems, Inc. ("CDS") a Utah corporation acquired on August 17, 1996, Legislative Information Systems, Inc. ("LIS") a Virginia corporation acquired on June 10, 1997, and Text Retrieval Systems, Inc. ("TRS") a Florida Corporation, has for the last two fiscal years been primarily engaged in publishing electronic reference libraries that link related data sources for convenient access by personal computers. As a result of the recent developments described below, the Corporation's future business plan following completion of the pending acquisition of North American Digicom Corporation ("NADC"), a Colorado corporation is to be engaged in the Tele-communications industry. The transaction is a reverse acquisition where the Corporation will issue shares of its' common stock in exchange for all of the common stock of NADC (See Recent Developments), but NADC will become the historical reporting company and is treated as the acquirer for accounting purposes.

Recent Developments

The discussion that follows includes forward-looking statements that involve risks and uncertainties. The Corporation's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section and elsewhere in this report.

On December 12, 1997 the Corporation entered into a Settlement Agreement with the Plaintiffs of the legal action filed in U.S. District Court for the Southern District of Mississippi Jackson Division (see Legal Proceedings). The terms of the settlement included; the dismissal of the pending proceeding and mutual release of any and all other claims between the parties, the sale of 7,000,000 shares of the Corporation's common stock to La Salle Investment, Ltd., one of the Plaintiffs for $630,000, ( comprised of cash ($25,000) and marketable securities ($605,000)), the resignations of three of the Corporation's directors, and the appointment of three directors designated by the Plaintiffs. The resignation of the Corporation's President was requested and received and Dennis Brovarone, one of the newly appointed directors was made President. The new management of the Corporation then embarked on the actions described below.

On January 26, 1998, the Corporation entered into an Agreement and Plan of Reorganization (the Reorganization Agreement) with North American Digicom Corporation ("NADC"), a privately owned company headquartered in Lakewood, Colorado, to acquire 100% of the outstanding common stock of NADC. The Reorganization Agreement also requires that the Corporation's common stock be reverse split on the basis of one (1) new share for every twenty-two and one half (22.5) shares presently outstanding with all fractional shares being rounded up to the next highest multiple of fifty (50) shares. Then the shareholders of NADC will exchange their common stock for Ethika common stock at the rate of three (3) shares of Ethika common stock for four (4) shares of NADC stock. The NADC shareholders will receive approximately 19.6 million post-split shares of Ethika, which will represent approximately 95% of the then outstanding shares. The Reorganization Agreement also requires that the Corporation's
Articles of Incorporation be amended to eliminate the par value of the Corporation's common stock, authorize a class of preferred stock whose rights and preferences can be set by the Board of Directors and authorize a name change of the Corporation to North American Digicom Corporation. The Reorganization Agreement also calls for the Corporation's shareholders to approve a re-domicile of the Corporation to Colorado. Upon execution of the Reorganization Agreement, the remaining four directors, Anthony Spuria, William Stubblefield, Marcia Cohen and Herbert Rogers resigned. Philip Grey, Louis Scotti and Wayne Johnson were appointed to the Corporation's Board of Directors. Mr. Grey, Mr. Scotti and Mr. Johnson are officers and directors of NADC. This transaction is a reverse acquisition where the NADC will become the historical company and is treated as the acquirer for accounting purposes.

Closing of the Reorganization Agreement is conditioned upon surrender of the NADC common stock for exchange for the Corporation's common stock and approval of the Reorganization by Shareholders at the Annual Shareholders meeting together with approval by shareholders of the reverse split and the above described amendments to the Corporation's Article of Incorporation. Closing was also conditioned upon the execution of a Voting Trust Agreement by a stockholder group, (See Security Interest of Beneficial Owners) which holds fifty-one percent (51%) of the Corporation's common stock. This Voting Trust Agreement was executed on or about March 16, 1998 and irrevocably gives the Trustee voting authority over the subject common stock and requires the Trustee to vote in favor of the items included in the Reorganization Agreement and submitted to the Corporation's shareholders for vote at the May 29, 1998 Shareholders Meeting. A meeting of the NADC shareholders has been called for April 15, 1998 to approve the transaction.

Based upon the Board of Directors and management's confidence that the Reorganization Agreement will be approved and closed as planned, management has proceeded with the integration of the Corporation's operations with those of NADC and taken the actions described below.

North American Digicom Corporation was incorporated as a Colorado corporation on December 27, 1995. NADC was initially formed to explore potential opportunities associated with, and arising from the deregulation of the telecommunications industry. On December 23, 1996 NADC commenced actual operations through the activation of its P.C. based debit card platform.

In April of 1997, NADC commenced sales of private line and other local services. On May 1, 1997, North American Digicom Corporation loaded its first switched one-plus customers. On June 7, 1997, NADC acquired in a stock for stock exchange, United Online, Inc., a Colorado corporation engaged in the sales of Internet services. On October 20, 1997, NADC acquired in a stock for stock exchange, Kidztime TV, Inc., ("KTV" or the "Network") a Colorado corporation. United Online utilizes a network-marketing model to distribute its products, and Kidztime TV is a two-year-old cable network specializing in providing violence free children's programming on various cable systems.

Disposition of Electronic Publishing Operating Units

Based upon analysis of the electronic publishing market and the amount of capital that will be required to compete effectively in this marketplace, together with the poor performance the Corporation has experienced since its entry into this industry, the Board of Directors and management has determined it to be in the best interest of the Corporation to divest itself of its electronic publishing business unit which is comprised of TRS, CDS and LIS. Accordingly, the accompanying financial statements reflect the decision to dispose of this segment. This divestiture will allow the Corporation to focus its attention and resources on its new Tele-communications business.

Acquisition and Disposition of Text Retrieval Systems, Inc.

On April 2, 1996 the Corporation completed the acquisition of Text Retrieval Systems, Inc. ("TRS"), a privately-held corporation based in Ponte Vedra, Beach, Florida. The transaction has been accounted for as a purchase and accordingly the results of operations of TRS since April 2, 1996 have been included in the Corporation's Results of Operations. TRS publishes electronic reference libraries that link related data sources for convenient access by personal computers. The Corporation had previously acquired a 35% initial ownership interest in TRS through the issuance of 100,000 shares of its stock to the TRS shareholders and the extension of a line of credit during 1995. The completion of the purchase transaction included cash paid through prior advances to TRS and the issuance of 2,500,000 shares of contingently returnable common stock. Management originally believed it was probable that the established targets would be met in total; accordingly, as of April 2, 1996, the fair value of the 2,500,000 contingently returnable shares ($1,991,250) was included in the purchase price resulting in a total estimated purchase price at acquisition of $2,659,482. In the fourth quarter of 1996, management determined that earnings targets would not be met in total and accordingly, recorded an adjustment to the purchase price reducing intangible assets by the remaining unamortized balance related to the contingent shares of $1,792,125. The Corporation in March 1997 amended the agreement whereby the earnings targets were revised and extended through December 31, 1997. Based upon this amended agreement and the Corporation's actual performance for the year ended December 31, 1997, the number of shares issued in this transaction were reduced to 732,640 shares. The remaining 1,767,360 contingently returnable shares issued have been returned to the Corporation and canceled. The issuance of these shares resulted in additional goodwill.

During 1995 and the first quarter of 1996, the Corporation accounted for its initial investment in TRS by the equity method under which the Corporation's share of the net loss of the affiliated was recognized in the Corporation's operations and included as an adjustment to the investment balance. The losses recorded by the Corporation were $265,643 and $48,687 for the quarter ended March 31, 1996 and the year ended December 31, 1995, respectively.

Amortization expense of approximately $503,000 recorded during the year ended December 31, 1996 relating to TRS intangible assets include a write-off of $171,000 for one of the two products being developed by TRS at the time of acquisition ( a real estate library product). During the fourth quarter of 1996, the Corporation elected to abandon this product because Management subsequently determined the product had limited marketability.

As a result of the continued losses in TRS and its extensive capital needs to achieve profitability the Corporation negotiated an agreement to sell TRS. On February 17, 1998, the Corporation completed the sale of Text Retrieval Systems, Inc. to TRS Acquisition Corporation, a closely held corporation for $150,000 cash and future royalties not to exceed $1,500,000 over the next ten years.

Acquisition and Disposition of Compass Data Systems, Inc. and Code Manager

On August 17, 1996 Ethika purchased 100% of Compass Data Systems, Inc. ("CDS"), a privately-held corporation based in Salt Lake City, Utah for a total purchase price of $500,000 paid as $100,000 in cash and 726,612 shares of common stock valued at $400,000. CDS publishes electronic information reference services to a wide variety of industries and organizations. Among its principal product offerings are state tax law reference libraries which keep subscribers current on tax law changes.

On November 22, 1996 the Corporation entered into an agreement with the American Medical Association ("AMA") to cooperatively publish and distribute a newly developed electronic reference library for medical service providers. The new PC-based product, known as CodeManager, simplifies and speeds the coding process of procedures and diagnoses for health insurance claim forms. The publishing, distribution, and future development rights of the CodeManager Reference Library were purchased from American Practice Management, Inc. ("APM") and Consulting Concepts, Inc. in a transaction closed on January 31, 1997 in exchange for
180,000 shares of Ethika common stock having a fair market value of approximately $101,250. The preparation and updating of this product line are included with the results of CDS.

On April 2, 1998, the Corporation completed a transaction with Ben Ezra Weinstein and Company, Inc., a publicly held New Mexico corporation ("BNEZ") engaged in the electronic publishing of financial software to sell CDS
(including Code Manager, see below), and its 8% interest in InfoDynamics including the note receivable from InfoDynamics. The selling price of $850,000 was paid in convertible preferred stock of BNEZ which has not resulted in any impairment of the net assets.

Acquisition and Disposition of Legislative Information Systems, Inc.

On June 10,  1997  the  Corporation  acquired  Legislative  Information  Systems
Corporation ("LIS") in a business combination accounted for as a pooling of interests. LIS became a wholly owned subsidiary of the Corporation through the exchange of 1,123,433 shares ($616,203) of the Corporation's common stock for all of the outstanding stock of LIS. LIS is an electronic publishing company located in Annandale, Virginia specializing in federal aviation regulations, banking regulations, and custom service contracts.

In March 1998, the Corporation initiated negotiations with BNEZ to sell LIS. The selling price is expected be paid in preferred stock of BNEZ. The selling price of LIS is expected to be in excess of its net equity, therefore no impairment of assets are anticipated.

Investment in Alanco Stock

As part of the Settlement with the Peeper Group, in December 1997, the Corporation received 891,500 shares of Alanco stock having a fair value of $605,000 in connection with the issuance of 7,000,000 shares of Ethika common stock issued to La Salle Investment, Ltd., a member of the Peeper Group (see Legal Proceedings below). The Corporation has subsequent to December 31, 1997 sold 172,500 shares at a loss of $4,038. Alanco is a publicly traded company that files periodic reports under the Securities Exchange Act of 1934 and is traded on the NASDAQ SmallCap Market under the symbol ALAN. At December 31, 1997, the Corporation recorded an unrealized loss of $55,719 related to these shares.

Sale of Life Insurance Company

The Corporation was organized in 1966 as a Mississippi corporation under the name "Dixie National Corporation". The name was changed to Ethika Corporation in June 1996. Until the sale on October 2, 1995 to Standard Life Insurance Company of Indiana ("Standard") of its 99.3% owned subsidiary, Dixie National Life Insurance Company ("Dixie Life"), a Mississippi corporation organized in 1965, the Corporation was an insurance holding company primarily engaged in the life insurance business. Prior to the sale of Dixie Life, virtually all of the Corporation's consolidated revenues were represented by premium income and net investment income generated by Dixie Life's insurance operations. Dixie Life represented virtually all of the Corporation's principal assets and operations. The sale of Dixie Life has been accounted for as a discontinued operation.

Employees

At December 31, 1997, the Corporation had (in all locations) twenty-six employees including Officers. As of December 31, 1997, NADC had eighty-five (85) full time employees.

ITEM 2 - PROPERTIES

Ethika's previous headquarters building in Jackson, Mississippi, was sold on July 16, 1997 for $700,000 less closing costs of $55,630 and the mortgage balance of $255,398 netting $388,972 in cash to the Corporation. The Corporation has operating lease agreements for office space in Salt Lake City, Utah ("CDS"), Annandale, VA, ("LIS"), and Hilton Head Island, SC (Corporate Headquarters). Ethika's corporate office space is leased from a former member of the Board of Directors for $ 1,400 per month.

North American Digicom Corporation is headquarted in Lakewood, Colorado. The Lakewood facility houses NADC's executive staff, marketing and television operations. This facility is sub-leased from Cowels Enthusiastic Media, and has approximately 17 months remaining on the sub-lease. The Lakewood facility is approximately 12,000 square feet and costs the Company approximately $12,000.00 per month. Additionally, the Company leases an aggregate of 8,000 square feet from Local Service Corporation in Aurora, Colorado. The Company conducts all technology functions and customer services from this facility. NADC pays approximately $8,500.00 per month and has approximately 30 months remaining on this lease.

ITEM 3 - LEGAL PROCEEDINGS

As previously reported, on September 16, 1996 a lawsuit was filed in the United States District Court for the Southern District of Mississippi, Jackson Division, styled EURAM B.V., Peeper, et al. vs. Ethika by certain plaintiffs against Ethika and its then Chairman, S.L. Reed, Jr. This suit alleged breach of fiduciary duties, fraud, and conspiracy to breach fiduciary duty of loyalty and care, breach of contract, misrepresentation, and conversion. These allegations arose from the transactions surrounding the Corporation's issuance of 2,000,000 shares of its stock in exchange for 16% interest in PMM and the sale by the Corporation of $2,000,000 of its stock in exchange for shares of Alanco stock with an aggregate market value of $2,000,000. On October 30, 1996 Ethika filed answers to the suit and instituted a counterclaim against the individuals named in the above suit and other defendants not named in the original suit.

On December 12, 1997, Ethika entered into a settlement by mutual agreement of all parties to this lawsuit. Terms of the settlement includes (1) withdrawal and dismissal of any present or future lawsuits among the parties; (2) sale of
7,000,000 shares of Ethika unregistered common stock to La Salle Investment, Ltd., a party to the lawsuit for $0.09 per share (see below); (3) Ethika calling a Meeting of Shareholders for the purpose of electing Directors and voting on such other matters as necessary. Such meeting to take place at the earliest date permitted subject to Security and Exchange Commission regulations; (4) Resignation of three (3) members of the seven member Board of Directors to be replaced by three (3) members designated by the Peeper Group to serve as directors until the Meeting of Shareholders (3) above is held.

The Corporation, in conjunction with the above settlement entered into a Subscription Agreement for the sale of 7,000,000 shares of its unregistered common stock to LaSalle Investment, Ltd., a party to the lawsuit for $0.09 per share. The Corporation received total consideration of $630,000 consisting of $25,000 cash and $605,000 of Alanco stock (891,500 shares). As a result of the issuance of the 7,000,000 shares, and the cancellation of the contingently issued shares to the TRS shareholders, the holdings of the Peeper Group increased to 51% resulting in change of control of Ethika Corporation. (See Security Interest of Beneficial Owners below.)

The Corporation was notified by Standard Management Corporation ("SMC") on June 26, 1997 that its subsidiary, Standard Life Insurance of Indiana, had received a Citation and Original Petition captioned "Rilla Lindley versus Standard Life Insurance Company of Indiana, Dixie National Life Insurance Company, Randy Owens" filed in 2nd Judicial District Court, Parish of Brenville, State of Louisiana. Standard's notification constituted a claim notice pursuant to
Section 10.3 of the Second Restated Stock Purchase Agreement dated August 30, 1995 by and among Standard Life and Dixie National Life and Dixie National Corporation (now Ethika Corporation) in which Ethika agreed to indemnify Standard under certain conditions against qualified third-party claims originating prior to the sale of Dixie National Life to Standard. The scope of Ethika's indemnity obligation, if any, under the Agreement is limited to claims predicated upon occurrences prior to closing based on actions or inactions of Dixie National Life Insurance Company.

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

Pursuant to agreements with Plaintiff counsel no answer would be filed pending settlement discussions and the filing of an amended complaint properly pleading as a class action suit. In January 1998, the Corporation informed SMC that it could not defend the action. To the Corporation's knowledge, no further settlement discussions have been held and no amended complaint has been filed.

Regulatory Agency Administrative Proceedings

Prior to NADC's acquisition of kidZtime TVTM, Inc. ("KTV") in October, 1997, Capital Funding and Financial Group, Inc. ("Capital Funding"), as an affiliate of KTV, solicited and sold approximately $47,000,000 of partnership interests in seventy-two KTV territorial affiliates which received licenses to cablecast KTV programming within their respective territories. Upon closing of NADC's acquisition of KTV on October 20, 1997, KTV ceased its affiliate relationship with Capital Funding, no new KTV affiliates were formed by Capital Funding and no offering and sales of partnership interests were made by Capital Funding other than to close the then pending KTV affiliate partnership offering. Approximately twenty-five state securities law regulatory agencies have made inquiries or entered Cease and Desist Orders against Capital Funding and KTV based upon assertions KTV affiliate partnership interests were offered and sold as unregistered securities. KTV entered into voluntary consent orders with the States of Arizona, Idaho, Kansas, Oregon and Wisconsin whereby KTV did not admit or deny any violations of state securities law, and consented any future sales of securities in these states would be in compliance with each State's securities law. On December 5, 1997 the Securities and Exchange Commission (SEC) ordered a formal investigation on the same matters. As of March 31, 1998, the SEC's investigation remains ongoing and NADC has been, and intends to, fully cooperate with the investigation.

On or about March 20, 1998, KTV, NADC and other defendants were served with a civil action entitled CREATIVE COMMOTION, LLP, Plaintiff v. KIDZTIME TV, INC., et al, filed in the District Court, City and County of Denver, Colorado. The action alleges breach of contract and fraudulent inducement with respect to an alleged consulting contract with the plaintiff for advertising, marketing and public relations services for KTV. NADC intends to vigorously defend against the claims and counterclaim against the plaintiff.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE
                                     PART II

ITEM 5- MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS

The Corporation's common stock was traded in the over-the-counter market and was quoted on the NASDAQ Small Cap market system under the symbol ETKA until February 13, 1998. At that time, the Corporation was notified that a NASDAQ Listings Qualifications Panel had ruled that as a result of the trading price of its common stock being below the $1.00 per share minimum price for continued listing, the stock was delisted from the NASDAQ Small Cap Market. Ethika's common stock is currently trading on the NASD OTC Electronic Bulletin Board "Pink Sheets" under its ETKA symbol. The Corporation has filed an appeal with NASDAQ to reinstate its listing on the Small Cap Market based upon the Market Capitalization Alternative Listing requirements. At this time, there can be no assurance that the Corporation will be relisted on the Small Cap Market. The following table sets forth the reported high and low sales price as reported by the National Quotation Bureau, Inc. for the quarters indicated. This information does not include retail markups, markdowns, or commissions.

                                         1997                   1996
                                    ---------------       ---------------
                                    High       Low        High        Low
                                    ----       ---        ----        ---

           Quarter
           First                    5/8       13/32        1           1/8
           Second                   9/16       1/4         7/8         3/8
           Third                    9/16       9/64        11/16       3/8
           Fourth                   9/64       3/32        1           13/32

No dividends were paid on the Corporation's common stock during the last two years, and the Corporation does not intend to pay dividends in the foreseeable future. The number of holders of record of common stock of the Corporation on March 20, 1998 was 2,414.

The Corporation issued shares of common stock in connection with three acquisition transactions and a private placement of securities in 1997. These include the issuance of: 180,000 shares issued in February 1997 in consideration for the CodeManager Reference Library, 1,123,433 shares issued in June 1997 in consideration for the acquisition of LIS and 732,640 shares issued as final settlement of the TRS transaction and 7,000,000 shares at $0.09 per share issued in December 1997 under a Subscription Agreement entered into in connection with the settlement of the EURAM, B.V., Peeper, et al. vs. Ethika lawsuit (see Legal Proceedings). The securities were issued in private transactions pursuant to negotiated purchase agreements and in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. See "Business Recent Developments."

ITEM 6 - SELECTED FINANCIAL DATA

Selected consolidated financial data for the Corporation and its subsidiaries is set forth in the following table. (For additional information, see "Notes to Consolidated Financial Statements").

                        1997            1996 (1)          1995 (1)          1994 (2)         1993 (2)
                  ------------      ------------      ------------      ------------      ------------
FOR THE YEAR
ENDED
DECEMBER 31:

Loss from
continuing
Operations        $  1,123,195      $  1,314,334      $  1,439,976      $    119,564      $    117,910

Other income
(expense)              401,643           894,718          (941,767)           29,929              --
Loss from
discontinuing
Operations           1,317,925         2,019,344         4,668,025         2,465,144           839,228
                  ------------      ------------      ------------      ------------      ------------

NET LOSS          $ (1,993,977)     $ (2,438,960)     $ (6,875,251)     $ (2,554,779)     $   (957,138)
                  ============      ============      ============      ============      ============

PER COMMON
SHARE AMOUNTS
Basic and
diluted
Net (loss)        $      (.151)     $      (.203)     $      (.649)     $       (.39)     $       (.15)
                  ============      ============      ============      ============      ============
AT YEAR-END:
TOTAL ASSETS      $  2,594,522      $  4,044,747      $  5,342,461      $ 44,577,452      $ 56,255,734
                  ============      ============      ============      ============      ============

Total Debt        $          0      $    340,008      $    481,636      $  6,103,839      $  6,253,670
                  ============      ============      ============      ============      ============

(1) Amounts have been restated to reflect the pooling-of-interest with LIS.
(2) The years ended December 31, 1994 and 1993 have not been restated for the LIS transaction as Ethika was engaged only in the life insurance industry at that time.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

During 1995 the Corporation sold its insurance company operations which was its only business in prior years.

The Corporation began its transition to an applied technology company during 1996 through the acquisition of TRS and CDS. In 1997, the Corporation acquired the Code Manager product and LIS (See "Recent Developments" above). TRS, CDS and LIS are primarily engaged in publishing electronic reference libraries that link related data sources for convenient access by personal computers. In the first quarter of 1998, the Board of Directors and management began to dispose of these subsidiaries and to discontinue operations in this segment. Accordingly, the results of operations from this segment have been reclassified, for all periods presented, to "Loss from discontinued operations". Additionally, a provision of $80,000 has been made related to the anticipated losses from this segment subsequent to 1997 through the disposal of all components of the segment.

Selling, general, and administrative expenses decreased by approximately $191,139 in 1997 resulting primarily from decreased legal fees due to the litigation as discussed in Item 3 - Legal Proceedings, acquisition search and related costs. Other income and expense items generated $401,643 and $894,718 in income for the periods December 31, 1997 and 1996. This is primarily due to the sale of the former corporate headquarters located in Jackson, Mississippi in 1997 and rental income and interest income in 1996. A decrease in interest expense to $18,868 from $66,747 in 1997 and 1996 was due to the lower average debt level; the gain on the sale of the Alanco stock in 1996 was $671,160.

There were no provisions from income taxes in 1997 or 1996 due to taxable net operating loss generated by current operations. The deferred tax benefit in 1997 is directly attributable to the sale of the former corporate headquarters noted above. The realization of future tax benefits from these items is uncertain at this time.

On October 2, 1995, the Corporation completed the sale of Dixie Life, which was 99.3% owned by the Corporation, to Standard. The sale resulted in a loss of $4,174,535 ($.441 per share). In accordance with Accounting Principles Board Opinion No. 30 (APB 30) which calls for reporting the operations of discontinued operations as a single net amount in the statement of operations, the Corporation's prior year's financial statements have been restated to reflect discontinued operations. The Company incurred a net loss of $6,875,251 in 1995 compared to a net loss of $2,554,779 in 1994. On a per-share basis the net loss for 1995 was $.65 compared to a net loss of $.39 in 1994.

Acquisition of North American Digicom Corporation

On January 26, 1998, the Ethika Board of Directors unanimously approved the Agreement and Plan of Reorganization calling for the acquisition of 100% of the outstanding common stock of North American Digicom Corporation (NADC). On March 4, 1998 by mutual agreement of the parties, the closing date has been extended to on or before June 12, 1998, to allow for the vote of shareholders at the May Annual Meeting. As a result of a Voting Trust Agreement (see Recent Developments above) whereby fifty-one percent (51%) of the Corporation's presently outstanding shares of common stock are committed to vote in favor of the Reorganization with NADC, the Corporation has been operating as if the Reorganization was completed.

At closing of this transaction, subsequent to the approval by Ethika shareholders at its annual meeting to be held in May 1998, the Shareholders of NADC will exchange their common stock for Ethika common stock at the rate of three (3) shares of Ethika common stock for every four (4) shares of NADC stock. At the conclusion of this transaction, current Shareholders of NADC will receive approximately 19.6 million post-split shares of Ethika representing approximately 95% of the then-outstanding shares and will be in control of the Corporation. Three of the nominees for the Board of Directors are full-time Officers of NADC. Upon approval of the transaction, the name of Ethika Corporation will be changed to North American Digicom Corporation.

NADC's audited financial statements (see exhibit (4)(2) (5)) for the six months ended December 31, 1997 show revenues of $2,467,540 of which $1,844, 609 represent revenue recognized from long distance telephone service including prepaid telephone calling cards (deferred revenue from prepaid cards at December 31, 1997 was $5,823,983 representing revenues to be recognized during 1998); $610,688 represent earnings from television licensing and programming and $12,243 form Internet services. Operating losses for the six months ended December 31, 1997, were $789,091 for the long distance segment; $289,598 for the television segment and $214,204 for the Internet segment. NADC's consolidated balance sheet at December 31, 1997 had current assets of $9,251,635 and plant and equipment net of accumulated depreciation of $2,160,894. Liabilities excluding deferred revenue (see above) were $7,191,516.

Liquidity and Capital Resources

The Corporation accomplished the acquisitions of TRS, CDS, Code Manager and LIS through the issuance of its common stock. The acquisition of NADC will also be accomplished by the exchange of stock. Heavy cash drains were placed upon the Corporation as a result of the litigation activities, (see Legal Proceedings), failed acquisition attempts and continued negative cash flows experienced by the TRS and LIS divisions during the last six months of 1997 and the first two months of 1998. As a result of these developments, management does not believe that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating requirements for 1998 and management has sought to cut the Corporation's operational expenses through divestiture of its unprofitable subsidiaries so that it may concentrate its capital resources on the Tele-communications business. (See Recent Developments above). Additionally, NADC, the entity that the Corporation has proposed acquiring, received a going concern opinion from its independent accountants, with regard to its December 31, 1997 financial statements.

Limited Operating History, New Business Strategy and Potential Changes to Business Strategies

Ethika has had a limited operating history since the sale of its life insurance subsidiary in 1995. The Corporation reported a net loss of $1,993,977 and $2,438,960 for the year ended December 31, 1997 and 1996, and an accumulated deficit of $10,535,727 and $8,541,750 as of ended December 31, 1997 and 1996. No assurance can be given that the Corporation will be able to achieve or sustain profitable operations.

The Corporation's business strategy has been to pursue the acquisition of new business opportunities; initially focusing on businesses utilizing applied technology. The Corporation began implementing this strategy in early 1996 based on Management's analysis of the potential markets, products, opportunities and difficulties that faced the Corporation. (See Recent Developments - Disposition of Electronic Publishing Segment). The pending acquisition of NADC marks the Corporation's entry into the mass telecommunications industry. The strength of NADC lies in its ability to integrate multi facets of the telecommunications network services under one umbrella.

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

Subsequent to the completion of the acquisition of NADC, the Corporation intends to focus on expanding its Tele-communications business through acquisitions and internal growth. However, no assurance can be given that it can identify, develop or acquire such companies and products on terms acceptable to the Corporation or that, once acquired, such businesses and products will successfully contribute to the growth of the Corporation. The Corporation may, from time to time, undertake acquisitions or transactions in businesses and industries different from those currently engaged in by the Corporation. The effectiveness of the Corporation's strategies will not be measurable for some period of time.

Product Development and Technological Change

The Corporation must continually update the content and delivery method of its products and services by adapting its products and services to emerging and changing technology. No assurance can be given that the corporations current technology will not be replaced by other technology, or that the Corporation could adapt its products and services to any such alternative technologies on a timely basis. Furthermore, the Corporation may choose not to invest significant resources to explore the feasibility of adopting alternative technologies.

From time to time,  operating  system and delivery  technology  developers  will announce substantial modifications to their systems. Following such developments, the Corporation may be required to expend substantial financial and personnel resources to achieve compatibility with the Corporation's products and services, the costs of which will increase as the Corporation offers a greater number of products and services. Should technology changes occur without the Corporation having the opportunity to develop or modify products and services that are compatible with such changes, the resulting decline in demand for the Corporation's products and services could have a material adverse effect on the Corporation's results of operations and financial condition.

The telecommunications and information distribution markets are characterized by continuously evolving standards and technology. The Corporation's ability to anticipate industry standards, to continue to apply advances in telecommunications and electronic information distribution technologies and to develop new complementary products and services will be a significant factor in the Corporation's ability to grow and remain competitive. The Corporation's business and results of operations could be materially and adversely affected if new technologies were introduced or alternative technology developed to displace widespread use of the current technology. There can be no assurance that the Corporation will be able to respond in a timely manner to technological changes or that the ability of competitors to successfully incorporate evolving standards and technologies into new products will not render the Corporation's products noncompetitive. The failure by the Corporation to adapt to or incorporate new standards or technology could have a material adverse effect on the Corporation's business and results of operations.

Early State of Development of Industry; Unpredictable Market Acceptance

While the Corporation believes that the market and demand for mass telecommunications systems and services will continue to grow, there can be no assurance as to the extent of any such growth. In addition, even if there is continued growth in the use of such systems, there can be no assurance that an increasing number of customers will elect to use products such as the Corporation's, to fulfill their needs, in lieu of obtaining and using alternative systems, services and equipment to fulfill such needs. The Corporation's estimates of future performance are based on Management's current analysis of the potential markets, products, opportunities and difficulties that face the Corporation. There can be no assurance that underlying assumptions accurately reflect trends in the industry or market and industry and consumer reactions to the products or services.

Competition

The   Corporation   through   the  NADC   acquisition,   will   compete  in  the
Tele-communications industry comprised of companies such as AT&T and MCI. Existing competitors may continue to broaden their product lines and potential competitors, including large manufacturers, and Tele-communications supplies may enter or increase their focus on the market, resulting in greater competition for the Corporation. New or existing competitors may also utilize new technologies, to develop alternative systems for delivering these types of information. There can be no assurance that any of the Corporation's products and services will compete effectively against other products in business to business long distance services, internet services or in children's television programming. The Corporation's competitors include many companies, most of which have substantially greater financial, development, marketing and personnel resources than those of the Corporation.

Dependence on Key Personnel; Integration of New Management

The Corporation's future success depends to a significant extent on its senior management and other key employees of NADC, including key development personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Corporation's results of operations. The Corporation also believes that its future success will depend in large part on its ability to attract and retain additional key employees. Competition for such personnel in the industries the Corporation competes in is intense, and there can be no assurance that the Corporation will be successful in attracting and retaining such personnel.

Intellectual Property and Proprietary Rights

The Corporation relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Corporation currently has no registered trademarks, copyrights, patents or patent applications pending. NADC however has trademarks on its United Online service, kidZtime TV TM, kidZtime Online TM, kidZtime Challenge TM and Citybites TM. The Corporation also seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

The Corporation seeks to protect its brand names under trademark and unfair competition laws. Despite the Corporation's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Corporation's products or services or to obtain and use information that the Corporation regards as proprietary. Policing unauthorized use of the Corporation's products or services is difficult, and while the Corporation is unable to determine the extent to which piracy of its products exists, piracy can be expected to be a persistent problem. There can be no assurance that the Corporation's means of protecting its proprietary rights will be adequate or that the Corporation's competitors will not independently develop similar technology.

Potential Volatility of Trading in the Corporation's Common Stock

Trading volumes of the Corporation's common stock have been relatively low. Factors such as variations in the Corporation's revenue, earnings and cash flow and announcements of technological innovations or price reductions by the Corporation, its competitors, or providers of alternative products or services could cause the market price of the Corporation's common stock to fluctuate substantially. In addition, the stock markets recently have experienced significant price and volume fluctuations that particularly have affected technology-based companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies.

NASDAQ Qualification Standards; "Penny Stock" Regulations

The Corporation's common stock was traded in the over-the-counter market and was quoted on the NASDAQ Small Cap market system under the symbol ETKA until February 13, 1998. At that time, the Corporation was notified that a NASDAQ Listings Qualifications Panel had ruled that as a result of the trading price of its common stock being below the $1.00 per share minimum price for continued listing, the stock was delisted from the NASDAQ Small Cap Market. Ethika's common stock is currently trading on the NASD OT Electronic Bulletin Board under its ETKA symbol. The Corporation has filed an appeal with NASDAQ to reinstate its listing on the Small Cap Market based upon the Market Capitalization Alternative Listing requirements. At this time, there can be no assurance that the Corporation will be relisted on the Small Cap Market.

In addition, if the Corporation is unsuccessful in its appeal with NASDAQ, and no other exclusion from the definition of a "penny stock" under the Securities Exchange Act of 1934 (the "Exchange Act") is available, then any broker engaging in a transaction in the Corporation's securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market values of the Corporation's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in the Corporation's securities, they would become less willing to engage in such transactions.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS




    Report of independent
    accountants...............................................................

    Report of independent
    accountants...............................................................

    Consolidated balance sheet as of  December 31, 1997,
    and 1996.................................................................

         Consolidated statement of operations for the years ended
      December 31, 1997, 1996, and 1995.......................................

    Consolidated statement of cash flows for the years ended
      December 31, 1997, 1996, and 1995.......................................

    Consolidated statement of changes in stockholders' equity for the years ended December 31, 1997, 1996, and 1995...........................

    Note to Consolidated Financial Statements.................................

                        Report of Independent Accountants


To the Board of Directors and Shareholders
Of  Ethika Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ethika Corporation and its subsidiaries (the Company) at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As more fully discussed in Note 1, on January 26, 1998 the Company entered into an Agreement and Plan of Reorganization (Reorganization Agreement) with North American Digicom Corporation to acquire 100% of the outstanding common stock of North American Digicom Corporation. The Reorganization Agreement, among other things, requires the Company's common stock to be reverse split, which will result in North American Digicom Corporation owning approximately 95% of the then outstanding shares. The Reorganization Agreement is subject to approval by the shareholders of both the Company and North American Digicom Corporation. Subsequent to the date of the Reorganization Agreement and through March 20, 1998, the Company has loaned approximately $425,000 to North American Digicom Corporation. Furthermore, the Company's Board of Directors and management determined it to be in the best interest of the Company to divest itself of its electronic publishing business units, and since February 1998 the Company has sold two of its operating companies and has entered into negotiations to sell its remaining operation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Additionally, North American Digicom Corporation, also received a going concern opinion, dated February 14, 1998, from its independent accountants with regard to its December 31, 1997 financial statements. Management's plans in regard to these matters are also described in
Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PRICE WATERHOUSE, LLP
------------------------
PRICE WATERHOUSE, LLP
Atlanta, Georgia
March 20, 1998, except as to Note 1 paragraph 6 and Note 8 paragraph 4 which are as of April 2, 1998

                        Report of Independent Accountant


To The Shareholders
Ethika Corporation (formerly Dixie National Corporation)
Hilton Head Island, SC



We have audited the accompanying consolidated statement of operations, stockholders' equity and cash flows of Ethika Corporation (formerly Dixie National Corporation) and subsidiaries as of December 31, 1995 prior to the restatement described in Note 5. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Ethika Corporation and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles. We have not audited the consolidated financial statements of Ethika Corporation and its subsidiaries for any period subsequent to December 31, 1995 nor have we examined any adjustments applied to the 1995 financial statements.

/s/HORNE CPA GROUP
------------------
HORNE CPA GROUP


Jackson, Mississippi
March 7, 1996

Ethika Corporation and Subsidiaries
Consolidated Balance Sheet December 31,  1997 and 1996
                                                                           1997                          1996
                                                                       ------------                 ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                            $    535,651                 $  1,908,142
  Accounts receivable, net of allowance for doubtful
       accounts of $8,258                                                        --                      137,487
  Federal income tax refund receivable                                           --                      135,817
  Leases receivable                                                         112,763                      105,705
  Investment securities- Trading                                            549,281                         --
  Inventory                                                                    --                         21,672
  Net assets held for sale                                                  739,545                         --
                                                                       ------------                 ------------

Total Current Assets                                                      1,937,240                    2,308,823

Property and equipment, net of accumulated depreciation                      45,097                      544,943
Leases  receivable                                                          166,746                      277,430
Intangible and other assets, net of accumulated
       amortization of  $567,233                                                 --                      913,551
                                                                       ------------                 ------------
Total Assets                                                           $  2,149,083                 $  4,044,747
                                                                       ============                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
  Accounts payable and accrued expenses                                $    367,992                 $    591,048
  Current portion of notes payable                                             --                        134,916
  Deferred revenue                                                             --                        285,944
  Accrued loss on discontinued operations                                    80,000                         --
                                                                       ------------                 ------------

Total Current Liabilities                                                   447,992                    1,011,908

Notes payable                                                                  --                        205,092

Deferred income taxes                                                          --                         45,500
                                                                       ------------                 ------------
Total Liabilities                                                           447,992                    1,262,500

Ethika Corporation and Subsidiaries
Consolidated Balance Sheet December 31,  1997 and 1996
                                                                           1997                          1996
                                                                       ------------                 ------------
Stockholders' Equity
Common Stock, $1 par value authorized 50,000,000 shares;
       issued 20,387,658 shares and 14,975,018;  outstanding
       20,360,346 shares and 14,947,706 shares;                          20,360,346                   12,447,706
December 31, 1996 include 2,500,000 contingently returnable shares
Discount on Common Stock                                                 (8,123,528)                  (1,123,709)
Accumulated Deficit                                                     (10,535,727)                  (8,541,750)
                                                                       ------------                 ------------
Total Stockholders' Equity                                                1,701,091                    2,782,247
                                                                       ------------                 ------------

Contingencies
Total Liabilities and Stockholders' Equity                             $  2,149,083                 $  4,044,747
                                                                       ============                 ============

The Accompanying notes are an integral part of these Consolidated Financial Statements.

Ethika Corporation and Subsidiaries
Consolidated Statement of Operations
For the years ended  December 31, 1997,
1996 and 1995
                                                   1997             1996             1995
                                               -----------      -----------      -----------
  General and administrative expenses          $ 1,123,195      $ 1,314,334      $ 1,439,976
  Rental income                                          0          138,775           46,400
  Interest income                                  134,381          174,945          101,565
  Gain (loss) on disposal of  fixed Assets         341,849          (23,415)          16,835
  Gain (loss) from investment securities           (55,719)         671,160         (693,339)

  Interest expense                                 (18,868)         (66,747)        (436,204)
                                               -----------      -----------      -----------

                                                  (721,552)        (419,616)      (2,404,719)

Income tax benefit                                  45,500              -0-          174,517
                                               -----------      -----------      -----------

Loss from continuing operations                   (676,052)        (419,616)      (2,230,202)

Discontinued operations:
Loss from operations                            (1,237,925)      (2,019,344)        (470,514)

Loss on disposals                                  (80,000)               0       (4,174,535)
                                               -----------      -----------      -----------

Net loss                                       $(1,993,977)     $(2,438,960)     $(6,875,251)
                                               ===========      ===========      ===========
Basic and diluted earnings per share:
Loss from continuing operations                $     (.051)     $     (.035)     $     (.211)
                                               ===========      ===========      ===========

Loss from discontinued operations              $     (.100)     $     (.168)     $     (.438)
                                               ===========      ===========      ===========

Basic and diluted net loss per share           $     (.151)     $     (.203)     $     (.649)
                                               ===========      ===========      ===========

The Accompanying notes are an integral part of these Consolidated Financial Statements

                Ethika Corporation and Subsidiaries Consolidated Statement of Cash Flows
                          For the years ended December 31, 1997, 1996 and 1995


                                                            1997             1996             1995
                                                        -----------      -----------      -----------
Cash Flows from Operating Activities:
Net loss                                                $(1,993,977)     $(2,438,960)     $(6,875,251)
Adjustments to reconcile net (loss)
to net cash provided by operating activities
Depreciation and Amortization                               672,634          674,553           84,754
Net loss in earnings of affiliate                              --            265,643             --
Loss on disposal discontinued operations                     80,000             --          4,174,535
(Gain) Loss on disposal of fixed assets                    (341,849)          23,415             --
Realized and unrealized (gain)loss on
investment securities                                        55,719         (672,785)         755,919
Provision for deferred taxes                                   --            (81,983)            --
Changes in balance sheet accounts:
(Increase)  decrease in  goodwill  and other assets          (2,646)         (18,052)             632
(Increase) decrease in  accounts receivable                 (16,173)         114,569          (83,611)
(Increase) decrease in  income taxes                         90,317          166,183          123,884
(Increase) decrease in  inventory                            21,672             (584)
(Increase)  decrease  in accrued  investment income         (13,737)            --            412,705
                                                        -----------      -----------      -----------

Increase ( decrease) in accounts payable
and other liabilities                                       (63,395)         177,715         (892,131)
Increase ( decrease) in deferred revenue                       (166)         190,759             --
Deferred policy acquisition costs                              --               --           (307,364)
Value of insurance purchased, net                              --               --            699,285
Sales of investment securities - trading                       --          2,900,057             --
                                                        -----------      -----------      -----------
Net cash provided by (used from)
Operating activities:                                    (1,511,601)       1,300,530       (1,906,643)
                                                        -----------      -----------      -----------

Cash flows from investing activities:
Payments for acquisitions                                      --           (621,098)            --
Note to InfoDynamics                                       (250,000)            --               --
Proceeds from sale of building                              644,370             --               --
Purchases of equipment                                      (43,878)         (96,124)         (37,172)
Payments received from leases                               103,626           88,137             --
Proceeds from investments sold or matured                      --               --          4,858,753
Costs of investments acquired                                  --               --         (2,314,683)
Temporary investments, net                                     --               --          4,192,867
Proceeds from sales of insurance assets                        --               --            410,771
Proceeds  from sale of discontinued operations, net            --               --          1,350,640
                                                        -----------      -----------      -----------
Net cash (used from) provided by
Investing activities                                        454,118         (629,085)       8,461,176
                                                        -----------      -----------      -----------

                Ethika Corporation and Subsidiaries Consolidated Statement of Cash Flows
                          For the years ended December 31, 1997, 1996 and 1995
                                              (continued)


                                                            1997             1996             1995
                                                        -----------      -----------      -----------
Cash flows from financing activities:
Net (payments) on debt                                     (340,008)        (141,628)      (5,634,713)
Proceeds from issuance of stock                              25,000             --               --
Other                                                          --               --             (1,112)
                                                        -----------      -----------      -----------
Net cash used from financing activities                    (315,008)        (141,628)      (5,635,825)

                                                        -----------      -----------      -----------

Net increase (decrease) in cash and cash
Equivalents                                              (1,372,491)         529,817          918,708
Cash and cash equivalents - beginning of
Period                                                    1,908,142        1,378,325          459,617
                                                        -----------      -----------      -----------

Cash and cash equivalents - end of period               $   535,651        1,908,142        1,378,325
                                                        ===========      ===========      ===========

Supplemental Cash Flow Information:
Cash payments for interest                              $    18,868      $    64,779      $   436,204
                                                        ===========      ===========      ===========
Supplemental Schedule of Non-Cash
Investing and Financing Activities:
Common stock issued for equity
securities of nonaffiliated company                     $   605,000      $      --        $ 2,000,000
                                                        ===========      ===========      ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

Ethika Corporation
Statement of Changes in Shareholders' Equity
For the years ending December 31, 1997, 1996 and 1995

                                                                                                        Retained
                                         Common                       Discount on     Unrealized        Earnings/         Total
                                         Stock                           Common         Holding        Accumulated    Shareholders'
                                         Shares          Amount           Stock          Losses          Deficit          Equity
                                         ------          ------           -----          ------          -------          ------
Balance at December 31, 1994           9,518,406     $  9,518,406                    ($   925,011)    $    772,461     $  9,365,856


Net loss, as restated for LIS                                                                           (6,875,251)      (6,875,251)
Recovery of holding losses
In investments available for sale                                                         925,011                           925,011

Common stock issued                    2,202,688        2,202,688        (996,222)              0                         1,206,466
                                      ----------     ------------      -----------    -----------      -----------     ------------

Balance at December 31, 1995          11,721,094       11,721,094        (996,222)              0       (6,102,790)       4,622,082

Net loss, as restated for LIS                                                                           (2,438,960)      (2,438,960)

Common stock issuedforCDS acquisition    726,612          726,612        (127,487)              0                0          599,125
                                      ----------     ------------      -----------    -----------      -----------     ------------

Balance at December 31, 1996          12,447,706        12,447,70      (1,123,709)              0       (8,541,750)       2,782,247


Net loss                                                                                                (1,993,977)      (1,993,977)

Shares issued for AMA Product            180,000          180,000         (78,750)                                          101,250
Shares issued for consideration        7,000,000        7,000,000      (6,370,000)                                          630,000
Shares  issued  for TRS  business
combination                              732,640          732,640        (551,069)              0                0          181,571
                                      ----------     ------------      -----------    -----------      -----------     ------------


Balance at December 31, 1997          20,360,346     $ 20,360,346    $ (8,123,528)   $          0     $(10,535,727)    $  1,701,091
                                      ==========     ============    ============    ============     ============     ============

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ETHIKA CORPORATION
DECEMBER 31, 1997

NOTE 1 - SUBSEQUENT EVENTS

On January 26, 1998, the Corporation entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with North American Digicom Corporation ("NADC"), a privately owned company headquartered in Lakewood, Colorado, to acquire 100% of the outstanding common stock of NADC. The Reorganization Agreement requires that the Corporation's common stock be reverse split on the basis of one (1) new share for every twenty-two and one half (22.5) shares presently outstanding with all fractional shares being rounded up to the next highest multiple of fifty (50) shares. Then the shareholders of NADC will exchange their common stock for Ethika common stock at the rate of three (3) shares of Ethika common stock for four (4) shares of NADC stock. The NADC shareholders will receive approximately 19.6 million post-split shares of Ethika, which will represent approximately 95% of the then outstanding shares. The Reorganization Agreement also requires that the Corporation's Articles of Incorporation be amended to eliminate the par value of the Corporation's common stock, authorize a class of preferred stock whose rights and preferences can be set by the Board of Directors and authorize a name change of the Corporation to North American Digicom Corporation. The Reorganization Agreement also calls for the Corporation's shareholders to approve a re-domicile of the Corporation to Colorado. This transaction is a reverse acquisition, where NADC will become the historical reporting company and is treated as the acquirer for accounting purposes.

Closing of the Reorganization Agreement is conditioned upon surrender of the NADC common stock in exchange for the Corporation's common stock and approval of the Reorganization by Shareholders at the Annual Shareholders meeting together with approval by shareholders of the reverse split and the above described amendments to the Corporation's Article of Incorporation. Closing was also conditioned upon the execution of a Voting Trust Agreement by a stockholder group which holds fifty-one percent (51%) of the Corporation's common stock. This Voting Trust Agreement was executed on or about March 16, 1998 and irrevocably gives the Trustee (Frank Grey, who is a member of Ethika's Board and President of NADC) voting authority over the subject common stock and requires the Trustee to vote in favor of the items included in the Reorganization Agreement. The NADC shareholders must also provide their approval of the terms and conditions of this transaction.

NADC is a mass communications company which integrates retail and wholesale long-distance services including nationwide internet services, prepaid phone cards through its wholly-owned subsidiary, United Online, violence-free television programming distributed nationwide through its wholly-owned subsidiary, kidZtime TV TM, Inc., and other telecommunications services under one umbrella utilizing the most current technology in providing services to its customers.

Subsequent to the approval of the Reorganization Agreement by the Board of Directors of Ethika and NADC, Ethika extended a line of credit to NADC not to exceed $500,000 to be secured by NADC's equipment and accounts receivable. As of March 20, 1998, $425,000 with interest at 6% has been advanced against this line of credit.

Additionally, the Board of Directors and management has determined it to be in the best interest of the Corporation to divest itself of its electronic publishing business units and focus its attentions on the NADC's Tele-communications business.

On February 17, 1998, the Corporation completed the sale of Text Retrieval Systems, Inc. to TRS Acquisition Corporation, a closely held corporation for $150,000 cash and future royalties not to exceed $1,500,000 over the next ten years. Moreover on April 2, 1998 the Corporation completed a transaction with Ben Ezra Weinstein and Company, Inc., a publicly held New Mexico corporation ("BNEZ") engaged in the electronic publishing of financial software to sell CDS and its 8% equity interest in InfoDynamics, Inc., including the note receivable from InfoDynamics, Inc. The selling price of $850,000 was paid in convertible preferred stock of BNEZ which has not resulted in any impairment of the net assets. In March 1998, the Corporation initiated negotiations with BNEZ to sell Legislative Information Systems, Inc. (LIS). The selling price for this transaction is also expected to be paid in securities of BNEZ. (See Note 8)

NOTE 2--BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Ethika Corporation (the "Corporation") operates as an applied technology company through its wholly-owned subsidiaries, Text Retrieval Systems, Inc. ("TRS"), Compass Data Systems, Inc. ("CDS") and Legislative Information Systems, Inc. ("LIS"). See business combination information in Note
5. TRS, CDS and LIS are engaged in publishing electronic libraries that link related data sources for convenient access by personal computers. Certain products of TRS, CDS and LIS are sold nationally, while others are specific to states such as Florida, Missouri, and Kansas.

Basis of Presentation: During the first quarter of 1998, the Board of Directors and management began to implement a plan of disposition for the Corporation's operating units; TRS, CDS and LIS. As of October 2, 1995, the Corporation sold its life insurance subsidiary, Dixie Life Insurance Company ("Dixie Life"). Accordingly, the operations of this segment have been presented as discontinued operations in the accompanying financial statements.

Principles of Consolidation: The consolidated financial statements include the financial statements of the Corporation and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents: Cash and cash equivalents include cash in banks and money-market investments, which carry no withdrawal restrictions, and that have original maturity of ninety days or less.

Investments: At December 31, 1997 and 1995, marketable securities were classified as trading, which, under the provisions of Statement of Financial
Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities, were reported at market value with unrealized market gains or losses being reflected in the statement of operations. At December 31, 1996, the Corporation had no investments in marketable securities.

Revenue Recognition: The Corporation recognizes revenue for software sales ratably over the period of each product's subscription life. The Corporation's various products are updated annually, quarterly and monthly based on content availability and/or specific customer agreements. Revenue associated with sales of TRS' primary product are not recognized until cash is collected due to the customers' right of return and limited history of returns for the product. Revenue associated with customer programming is recorded, when completed and billed.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Financial instruments that potentially subject the Corporation to concentrations of credit risk consist principally of trade accounts receivable. The Corporation extends credit to its customers based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on accounts receivables is primarily dependent on each customer's financial condition. The Corporation monitors its exposure for credit losses and maintains allowances for such losses.

Earnings Per Share: The Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") during 1997. SFAS No. 128 provides for new accounting principles to be used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. The Corporation has restated its net loss per share for all periods presented to give effect to SFAS No. 128 and to reflect the acquisition of LIS. Basic and diluted earnings per share are based on the weighted average number of common shares outstanding of 13,161,467, 11,995,813, and 10,592,075 for the years ended December 31, 1997, 1996, and
1995, respectively. Earnings per share calculations for 1996 include contingently returnable shares only if their impact is dilutive.

Restatement and Reclassifications: Certain 1996 and 1995 amounts have been retroactively restated to reflect the merger with LIS, which has been accounted for as a pooling-of-interests. Certain amounts in the prior years' statements have been reclassified to conform with the current year financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31 follows:

                                                    1997                  1996
                                                -----------         -----------
Land                                            $         0         $   140,436
Building                                                  0             654,602
Furniture and  equipment                             64,797             122,918
Computer hardware and software                            0             159,655
                                                -----------         -----------
                                                     64,797           1,077,611
Less:  Accumulated depreciation                     (19,700)           (532,668)
                                                -----------         -----------
                                                $    45,097         $   544,943
                                                ===========         ===========

The Corporation's former headquarters in Jackson, Mississippi, was sold in July 1997 for a gain of $341,849. The Corporation has operating lease agreements for office space, and certain office equipment. Ethika's corporate office space is leased from a former member of the Board of Directors at the rate of approximately $1,400 per month. For the year ended December 31, 1997 payments on all operating leases were $161,515.

NOTE 4- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses at December 31 follows:

                                                       1997                1996
                                                     --------           --------
Accrued expenses                                     $323,837           $247,088
Accounts payable                                       41,681            150,253

Non-compete                                                 0
                                                                          50,000
Other                                                       0
                                                                          47,805
Accrued payroll and related                             2,474             32,616
                                                     --------           --------
Withholdings                                         $367,992           $527,762
                                                     ========           ========


NOTE 5 - NOTE PAYABLE

At December 31, 1996, the Corporation had a Note Payable to a bank bearing interest at prime plus 3/4% (9.25% at December 31, 1996), payable in monthly installments of $11,846, secured by the land and building. The Corporation sold these assets (See Note 3) in 1997 and repaid the entire note balance. The Corporation had no debt obligations other than normal accounts payable and accruals at December 31, 1997.

NOTE 6 - BUSINESS COMBINATIONS

On April 2, 1996 the Corporation completed the acquisition of Text Retrieval Systems, Inc. ("TRS"), a privately-held corporation based in Ponte Vedra Beach, Florida. The transaction has been accounted for as a purchase and accordingly the results of operations of TRS since April 2, 1996 have been included in the Corporation's Results of Operations. TRS publishes electronic reference libraries that link related data sources for convenient access by personal computers. The Corporation had previously acquired a 35% initial ownership interest in TRS through the issuance of 100,000 shares of its stock to the TRS shareholders and the extension of a line of credit during 1995. The completion of the purchase transaction included cash paid through prior advances to TRS and the issuance of 2,500,000 shares of contingently returnable common stock. Management originally believed it was probable that the established targets would be met in total; accordingly, as of April 2, 1996, the fair value of the 2,500,000 contingently returnable shares ($1,991,250) was included in the purchase price resulting in a total estimated purchase price at acquisition of $2,659,482. In the fourth quarter of 1996, management determined that earnings targets would not be met in total and accordingly, recorded an adjustment to the purchase price reducing intangible assets by the remaining unamortized balance related to the contingent shares of $1,792,125. The Corporation in March 1997, amended the agreement whereby the earnings targets were revised and extended through December 31, 1997. Based upon this amended agreement and the Corporation's actual performance for the year ended December 31, 1997, the number of shares issued in this transaction were reduced to 732,640 shares. The remaining 1,767,360 contingently returnable shares issued have been returned to the Corporation and canceled. The issuance of the additional shares resulted in recording of additional goodwill in 1997. Additional consideration of $181,571 was recorded as goodwill in the fourth quarter of 1997. Related amortization expenses of $67,829 have been recorded in the December 31, 1997 financial statements.

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

On February 17, 1998, the Corporation completed the sale of Text Retrieval Systems, Inc. to TRS Acquisition Corporation, a closely held corporation for $150,000 cash and future royalties not to exceed $1,500,000 over the next ten years.

Effective August 17, 1996, the Corporation purchased 100% of the outstanding common stock of CDS, a privately-held corporation based in Salt Lake City, Utah for a total purchase price of $500,000 which included the issuance of 726,612 shares of the Corporation's common stock with a fair market value of $400,000. The transaction has been accounted for as a purchase, accordingly the results of operations of CDS since August 17, 1996 have been included in the accompanying financial statements.

Effective October 1, 1996, the Corporation revised estimates used in determining the lives of intangible assets acquired through its acquisition of TRS and CDS from five years to three years.

On June 10,  1997  the  Corporation  acquired  Legislative  Information  Systems
Corporation ("LIS") in a business combination accounted for as a pooling of interests. LIS became a wholly owned subsidiary of the Corporation through the exchange of 1,123,433 shares ($616,203) of the Corporation's common stock for all of the outstanding stock of LIS. The effect of the LIS acquisition for the years ended December 31, 1996 and 1995 was to include $633,814 and $634,804, respectively, of additional revenues and $153,601 and $25,679, respectively, of additional net loss. These amounts are included in the amount reported for loss from discontinued operations.

NOTE 7 - INCOME TAXES

The Corporation files a consolidated federal income tax return and state income returns in various states as required by the applicable state income tax laws.

Net deferred tax liabilities (assets) from continuing operations consist of the following components as of December 31:

                                                       1997              1996
                                                   -----------      -----------
Deferred tax liabilities:
    Depreciation                                          --        $    45,500
                                                   -----------      -----------
                                                          --             45,500
                                                   -----------      -----------

Deferred tax assets:
    Amortization of non-compete                    $    12,445            5,432
    Deferred revenue                                    97,165           82,756
    Unrealized loss on equity investment               357,410          357,410
    Allowance for bad debts                              5,199            2,808
    Net operating loss carry-forward                   953,882          524,744
    Unrealized loss in marketable securities            18,944                0
                                                   -----------      -----------

                                                     1,445,045          973,150
Valuation allowance                                 (1,445,045)        (973,150)
                                                   -----------      -----------
Deferred tax asset                                        --
                                                   -----------      -----------
Net deferred tax liability                         $      --        $    45,500
                                                   -----------      -----------

The Corporation recorded a valuation allowance of $1,445,045 and $973,150 as of December 31, 1997, and 1996 respectively, due to the uncertainty of the Corporation's ability to realize future benefits of net operating loss carry-forwards or other future tax deductions.

The (provision for) benefit from income taxes for the years ended December 31 is summarized as follows:

                                   1997               1996                1995
                                ---------          ---------          ---------
Current                         $ 429,138          $ (81,983)           302,000
Deferred                         (383,638)            81,983          $(127,483)
                                ---------          ---------          ---------

                                $  45,500          $       0          $ 174,517
                                =========          =========          =========

The Corporation has net operating loss carry-forwards at December 31, 1997 of approximately $2,806,000 which expire through 2012.

The Corporation's effective income tax (provision) benefit from continuing operations differs from amounts applying the statutory federal income tax rate of 34% as follows:

                                                   1997            1996             1995
                                              -----------      -----------      -----------
Expected tax benefit                          $   662,482      $   776,527      $ 2,388,200
Non-deductible goodwill                          (201,966)        (184,383)            --
Alternative Minimum Tax                              --               --             78,000
Loss on sale of life insurance subsidiary            --               --         (1,904,700)
Valuation allowance                              (471,895)        (498,469)       (474, 681)
Other                                              56,879          (93,675)          87,698
                                              -----------      -----------      -----------
Total income tax benefit                      $    45,500      $      --        $   174,517
                                              ===========      ===========      ===========

NOTE 8 - DISCONTINUED OPERATIONS

In February 1998, the Corporation's Board of Directors and management adopted a formal plan to divest itself of its electronic publishing business, consisting of TRS, CDS and LIS (collectively the "Segment"), based upon an analysis of the electronic publishing market and the amount of capital that management expects will be required to compete effectively in that market, together with the recent poor performance that the Corporation has experienced since its entry into the industry. The Segment represents virtually all of the Corporation's assets and operations. The Segment has been accounted for as a discontinued operation in accordance with APB 30, which among other provisions requires the plan of disposal to be carried out within one year. Accordingly, the financial statements have been restated for this transaction. A provision of $80,000 has been recorded in the financial statements related to anticipated losses from the operations of the Segment through the actual disposal dates. Further, net assets consisting primarily of accounts receivable, notes receivable, property and equipment, intangibles, accounts payable and deferred revenue of this segment have been reclassified to net assets held for sale.

Revenues for the Segment approximated $1,641,000, $921,000 and $635,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

As a part of the plan of disposal, the Corporation completed the sale of TRS to TRS Acquisition Corporation, a closely held corporation, for $150,000 in cash and future royalties not to exceed $1,500,000 over the next ten years.

Additionally, on April 2, 1998, the Corporation completed a transaction with Ben Ezra Weinstein and Company, Inc. ("BNEZ"), a publicly held New Mexico corporation engaged in the electronic publishing of financial software, to sell CDS and its 8% equity interest in InfoDynamics, including the note receivable from InfoDynamics. The selling price of $850,000 was paid in convertible preferred stock of BNEZ which has not resulted in any impairment of the net assets. In March 1998, the Corporation also initiated negotiations with BNEZ to sell LIS. The selling price for this transaction is expected to also be paid in convertible preferred stock of BNEZ. No provision for loss on sale of these subsidiaries has been provided as the management expects that the value of the securities received will exceed the net book value of the Segment. However, the preferred stock will not be convertible to common stock for a period of one year.

On October 2, 1995, the Corporation completed the sale of Dixie Life, which was 99.3% owned by the Corporation, to Standard Life Insurance Company of Indiana ("Standard"). Dixie Life represented virtually all of the Corporation's assets and operations. The selling price of the Corporation's interest in Dixie Life to Standard was $7,389,086, of which $3,646,468 was in cash. The Corporation used $1,720,000 of the cash proceeds to repay Subordinated Convertible Notes and to purchase from Dixie Life lease accounts receivables of $503,258. Standard canceled a $3,688,746 term loan due from the Corporation held by a subsidiary of Standard. The Corporation also received accounts receivable of $53,872, all of which were written off as uncollectible at December 31, 1995.

The sale resulted in a loss of $4,174,535. The sale of Dixie Life constitutes discontinuance of the life insurance business by the Corporation, and, as such has been accounted for as discontinued operations in the accompanying financial statements. The loss from operations for the year ended December 31, 1995 includes losses of $396,148 for this transaction.

NOTE 9 - STOCK OPTIONS AND STOCK-BASED COMPENSATION

On May 26, 1995, the Corporation created the 1995 Stock Option Plan (the "Plan") with a maximum amount of 500,000 common stock shares reserved for options eligible to be granted under the Plan during its ten-year life. The Corporation granted various stock options to Employees and Directors during 1997, 1996 and 1995. As of December 31, 1997, there were 145,000 remaining common stock shares reserved for granting and there were 355,000 options outstanding from the Plan. Employees vest in stock options granted at the rate of 20% each year on a cumulative basis commencing one year after the date of grant. Members of the Corporation's Board of Directors vest in stock options at the grant date. If an optionee is involuntarily terminated for reasons other than justifiable cause, all outstanding options become vested and may be executed within three (3) months of termination. Due to involuntary terminations subsequent to December 31, 1997, 290,000 options granted to purchase common stock, will be exercisable on or before April 30, 1998. If not exercised at that time these options will expire.

As permitted by SFAS 123, "Accounting for Stock-Based Compensation", the Corporation has elected not to record compensation cost for stock options in the accompanying statement of operations. The compensation cost for the Corporation's stock options have been determined based on the fair value at the grant dates consistent with the methodology prescribed by SFAS 123. The Corporation's net loss and loss per share would have been increased to the pro forma amounts indicated below if these amounts had been recorded in the financial statements:

                                              1997                1996              1995
--------------------- ----------------- ---------------     --------------     ------------
Net Loss              As reported       $   (1,993,977)     $  (2,438,960)     $(6,875,251)
                      Proforma          $   (2,040,597)     $  (2,492,861)     $(6,943,332)

Loss per share        As reported       $       (0.151)     $      (0.203)     $    (0.649)
                      Proforma          $       (0.155)     $      (0.208)     $    (0.656)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1997, 1996 and 1995:

                        Dividend yields                       0%
                        Expected volatility                 137%
                        Risk-free interest rate            6.26%
                        Expected life of option            4 years

The fair value of options granted during 1997, 1996 and 1995 was $46,620, $53,901 and $68,081 respectively.

The following table summarized the changes in the number of options included under the Plan:

                                                               Exercise          Weighted-Average
                                             Shares           Price Range         Exercise Price
                                             ------           -----------         --------------
Outstanding at December 31, 1994                   0
Granted                                      140,000          $.50 - $.91              $.80
                                           ---------

Outstanding at December 31, 1995             140,000          $.50 - $.91              $.80
Granted                                      130,000          $.59 - $.68              $.62
Canceled                                    (20,000)                 $.91              $.91
                                           --------

Outstanding at December 31, 1996             250,000          $.50 - $.91              $.70
Granted                                      125,000          $.35 - $.42              $.41
Canceled                                    (20,000)                 $.68              $.68
                                           --------
Outstanding at December 31, 1997            355,000           $.35 - $.91              $.60
                                           ========

As of December 31, 1997 and 1996 the total number of exercisable stock options was 88,000 and 40,000 respectively.

NOTE 10 - LEASING ACTIVITIES

During 1995, the Corporation entered into leasing activities which consist of the leasing of fry cook units to be placed in various locations and operated by the lessee. All of the Corporation's leases are classified as direct financing leases. Under the direct financing method of accounting for leases, the total net rental receivable under the lease contracts are recorded as a net investment in direct financing leases, and the unearned income on each lease is recognized each month at a constant periodic rate of return on the unrecovered investment.

The composition of the net investment in direct financing leases at December 31 is as follows:

                                                        1997          1996
                                                      --------      --------

Total minimum lease payments to be received           $306,690      $454,929
Unearned lease income                                   27,181        71,794
                                                      --------      --------

         Net investment in direct financing leases    $279,509      $383,135
                                                      ========      ========

The minimum future lease payments receivable under the direct financing leases are as follows:



                        1998                            $148,239
                        1999                             137,514
                        2000                              20,937
                                                        --------
                        Total minimum future
                         Lease payments                 $306,690
                                                        ========

NOTE 11 - CONTINGENCIES

The Corporation was notified by Standard Management Corporation on June 26, 1997 that its subsidiary, Standard Life Insurance of Indiana, had received a Citation and Original Petition captioned "Rilla Lindley versus Standard Life Insurance Company of Indiana, Dixie National Life Insurance Company, Randy Owens" filed in 2nd Judicial District Court, Parish of Brenville, State of Louisiana. Standard's notification constituted a claim notice pursuant to Section 10.3 of the Second Restated Stock Purchase Agreement dated August 30, 1995 by and among Standard Life and Dixie National Life and Dixie National Corporation (now Ethika
Corporation) in which Ethika agreed to indemnify Standard under certain conditions against qualified third-party claims originating prior to the sale of Dixie National Life to Standard. The scope of Ethika's indemnity obligation, if any, under the Agreement is limited to claims predicated upon occurrences prior to closing based on actions or inactions of Dixie National Life Insurance Company.

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

Pursuant to agreements with Plaintiff counsel no answer would be filed pending settlement discussions and the filing of an amended complaint properly pleading as a class action suit. In January 1998, the Corporation informed SMC that it could not defend the action. To the Corporation's knowledge, no further settlement discussions have been held and no amended complaint has been filed.


NOTE 12 - SALE OF COMMON STOCK - LAWSUIT SETTLEMENT

On September 16, 1996 a lawsuit was filed in the United States District Court for the Southern District of Mississippi, Jackson Division, styled EURAM B.V., Peeper, et al. vs. Ethika by certain plaintiffs against Ethika and its then Chairman, S.L. Reed, Jr. This suit alleged breach of fiduciary duties, fraud, and conspiracy to breach fiduciary duty of loyalty and care, breach of contract, misrepresentation, and conversion. These allegations arose from the transactions surrounding the Corporation's issuance of 2,000,000 shares of its stock in exchange for 16% interest in PMM and the sale by the Corporation of $2,000,000 of its stock in exchange for shares of Alanco stock with an aggregate market value of $2,000,000. On October 30, 1996 Ethika filed answers to the suit and instituted a counterclaim against the individuals named in the above suit and other defendants not named in the original suit.

On December 12, 1997, Ethika entered into a settlement by mutual agreement of all parties to this lawsuit. Terms of the settlement includes (1) withdrawal and dismissal of any present or future lawsuits among the parties; (2) sale of
7,000,000 shares of Ethika unregistered common stock to La Salle Investment, Ltd., a party to the lawsuit for $0.09 per share (see below); (3) Ethika calling a Meeting of Shareholders for the purpose of electing Directors and voting on such other matters as necessary. Such meeting to take place at the earliest date permitted subject to Security and Exchange Commission regulations; (4) Resignation of three (3) members of the current Board of Directors to be replaced by three (3) members designated by the Peeper Group to serve as directors until the Meeting of Shareholders (3) above is held.

The Corporation, in conjunction with the above settlement entered into a Subscription Agreement for the sale of 7,000,000 shares of its unregistered common stock to LaSalle Investment, Ltd., a party to the lawsuit for $0.09 per share. The Corporation received total consideration of $630,000 consisting of $25,000 cash and $605,000 of Alanco stock (891,500 shares). The Schedule 13-D filed with the SEC indicates that beneficial ownership of the "Reporting Persons" increased to 51% as a result of this transaction, and the cancellation of the contingently issued shares to the TRS shareholders resulting in change of control of Ethika Corporation.

NOTE 13 - INVESTMENT IN PHOENIX MEDICAL MANAGEMENT, INC. ("PMM")

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

As a result of the unaudited stockholders deficit of PMM as of December 31, 1995 and other factors, the Corporation wrote off its entire remaining investment in PMM, which resulted in a loss of $1,051,217 during the year ended December 31, 1995.

NOTE 14 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the twelve month period ended December 31, 1997, the Company incurred a loss from operations of $1,993,977 and had an accumulated deficit of $10,535,727 that raise substantial doubt about its ability to continue as a going concern. Additionally, NADC, the entity that the Corporation has proposed acquiring, received a going concern opinion from its independent accountants with regard to its December 31, 1997 financial statements.

The Corporation anticipates that through its reverse acquisition of North American Digicom Corporation, the combined company will be able to obtain additional debt or equity capital.

LAST PAGE OF AUDITED FINANCIAL STATEMENTS

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Corporation are:



                                       Director
           Name               Age        Since
           ----               ---        -----

Russell C. Burk                40        1997
Dennis Brovarone               42        1997
Philip F. Grey                 45        1998
Dennis P. Nielson              58        1997
Wayne Johnson                  40        1998
Louis Scotti                   42        1998


Each director holds office until the next annual meeting of shareholders or until a successor shall be duly elected and qualified. The executive officers of the Corporation are:

                                                        Executive Officers
        Name                               Age                  Since
        ----                               ---                  -----

Dennis Brovarone                            42                   1997
Chairman and President Pro-Tem
Chief Executive Officer

David E. Williams                           48                   1996
Secretary, Treasurer, Vice President
Finance, and Chief Financial
Officer

The Corporation's officers serve at the pleasure of the Board of Directors.

BUSINESS EXPERIENCE

The principal occupations and business experience for the last five years or more of the directors and executive officers of the Corporation are as follows:

Dennis Brovarone - Mr. Brovarone, 42, has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990. He was elected to the Board in December 1997 and is Chairman of the Corporation's Board of Directors. Mr. Brovarone also serves as President Pro-tem and Chairman of the Executive Committee. Prior to 1990, Mr. Brovarone served as in-house counsel to R.B. Marich, Inc.; a Denver, Colorado based brokerage firm. Mr. Brovarone served as President (Chairman) of the Board of Directors of The Community Involved Charter School, from January 1995 to March 1998, a four-year old K-12 independently chartered public school located in Lakewood, Colorado. He also serves as a Director of Innovative Medical Services in San Diego, California.

Russell C. Burk - Mr. Burk, 40, has been practicing corporate securities law since 1990 and as a sole practitioner since 1997. He was elected to the Board in December 1997. From 1993 to 1997, Mr. Burk was Vice President, General Counsel for RAF Financial Corporation, Denver, Co.

Philip F. Grey - Mr. Grey, 45, has served as President, Chief Executive Officer, and Director of North American Digicom Corporation since its inception in December 1995. He also serves as Chairman of the Board of United Online, a wholly owned subsidiary of Digicom. Since 1994 Mr. Grey has served as President and CEO of Premier Financial Services, Inc., a Denver, Colorado-based business-consulting firm. Since 1991, Mr. Grey has served as President and CEO of Phillips Energy Corporation.

Wayne Johnson - Mr. Johnson, 40, is Chief Operating Officer of technical/delivery systems and a Director of North American Digicom Corporation. He has served as Director of Engineering for Key Communications Group and was Director of Installation at International Network Solutions. Mr. Johnson has owned and operated International Communications Consultants, Inc.

Louis C. Scotti - Mr. Scotti, 42, has been Chief Financial Officer, Treasurer, and a Director of North American Digicom Corporation since 1996. He also serves as President and Chief Executive Officer of kidZtime TV, Inc. Mr. Scotti served as President and Managing Director of the Prometheus Group. From 1992 to 1995 he served as President of Carcharodon Acquisitions, Inc.

Dennis Nielsen - Mr. Nielsen, 55, has been a director since March 1993, he has been self employed as a business consultant offering assistance to business on restructuring, financing or assisting with possible mergers or acquisitions. Previously he was owner of P&N, Inc. and Hufburn Sales, Inc., both automobile dealerships.

David E. Williams - Vice President Finance, Secretary, Treasurer and Chief Financial Officer of the Corporation since April 1, 1996. Previously engaged as a sole practitioner of a Certified Public Accounting practice. Prior to that, Mr. Williams served as Chief Financial Officer and Chief Operating Officer of Immunomedics, Inc. and Psychiatric Bio Sciences, Inc. He also served as Group Operations Controller for Johnson & Johnson and for Pfizer Pharmaceutical Corporation. He was Senior Auditor at Price Waterhouse. He is a Certified Public Accountant as well as a Certified Management Accountant and holds an MBA in Finance from Seton Hall University. He is a member of the American Institute of Certified Public Accountants, the New Jersey State Society of Certified Public Accounts, the South Carolina State Society of Certified Public Accountants, and the Institute of Management Accountants.

In 1992 the Corporation was the subject of an investigation by the Securities and Exchange Commission ("SEC"), which was resolved by means of a settlement. Pursuant to the settlement, on March 9, 1994, the United States District Court for the District of Columbia entered final judgment of permanent injunction against the Corporation. The judgment was entered on the basis of a complaint filed by the SEC. The Corporation consented to the entry of final judgment of permanent injunction without admitting or denying the allegations contained in the SEC's complaint. The final judgment to which the Corporation consented enjoin it from violating or aiding and abetting future violations of sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules thereunder.

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

The interim Directors appointed; Dennis Brovarone, Russell Burk and Dennis Nielson, on December 22, 1997, and those appointed January 26, 1998; Philip Grey, Louis Scotti and Wayne Johnson, did not timely file their forms 3 or forms
5. The directors who resigned January 26, 1998,; Anthony Spuria, Marcia Cohen, Herbert Rogers and William Stubblefield did not timely file their forms 5 at year end and to the best of the Corporation's knowledge have not filed their form 5. These forms have now all been filed and indicate that none of the present Board of Directors hold common stock and that Dennis Brovarone, Russell Burk, and Dennis Nielson after closing of the Reorganization agreement, have received options to acquire 7,500 post-split shares of the corporation's common stock at an exercise price of $5.00 per share.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth for each of the last three years ended December 31, 1997, information concerning the total compensation paid or awarded to the Corporation's Chief Executive Officer for services rendered in all capacities to the Corporation and its subsidiaries. The total compensation of none of the Corporation's Officers exceeded $100,000 in 1997.

                                                                      Long-term
                                                                    Compensation/
                                                                      Number of
                                               Annual                Securities
Name and                                    Compensation             Underlying          All Other
Principal Position          Year          Salary      Bonus           Options           Compensation
------------------          ----          ------      -----           -------           ------------
S.L. Reed, Jr.              1997 (2)     $36,000        $0            50,000                $0
Chairman and CEO
                            1996         $36,000        $0            50,000                $0
                            1995 (1)     $25,346        $0            50,000                $0

Dennis Brovarone            1997 (3)     $     0        $0            0                     $0
Chairman and CEO

(1)  Commenced employment January 1995
(2)  Resigned as Chairman and Director in December 1997 and CEO in January 1998
(3) Joined the Board and elected Chairman in December 1997. Appointed CEO in January 1998. Mr. Brovarone receives a fee of $5,000 per month starting January 1998 as compensation for his services.

Option Grants in 1997

The following table sets forth information concerning options to purchase shares of common stock which were granted during 1997 to the individuals named in the Summary Compensation table.

                                                                                  Potential   Realizable  Value  at
                                                                                  Assumed  Annual  Rates  of  Stock
                                                                                  Price   Appreciation  for  Option
                                                                                  Term 10 Years
Individual Grants
                      Number of           % of Total
                      Securities          Options
                      Underlying          Granted to
                      Options             Employees in       Exercise      Expiration
Name                  Granted             Fiscal Year        Price         Date              5%          10%
----                  -------             -----------        -----         ----              --          ---
S.L. Reed, Jr.        50,000 (1)               40%           $0.42         05/05/05       $48,052      $76,515

(1) These options would have begun vesting on May 30, 1998 at the rate of 20% per year for five years, however, this option was accelerated in accordance with the provisions of the Stock Option Plan since Mr. Reed's resignation was requested in conjunction with the settlement of the "Peeper Group" lawsuit. (See Certain Relationships and Related Transactions below for additional information).

Fiscal Year End Option Value Table

The following table sets forth information as of December 31, 1997 concerning the unexercised options held by Officers named in the Summary Compensation Table, none of whom exercised options in 1997. Options are "in-the-money" when the fair market of underlying common stock exceeds the exercise price of the option. The closing price of common stock on December 31, 1997 was $0.19 per share.

                     Number of Securities Underlying         Value of Unexercised In-the-Money
                     Unexercised Options at                  Options at
Name                 December 31, 1997                       December 31, 1997
-------------------- --------------------------------------- -----------------------------------
                     Exercisable         Unexercisable       Exercisable          Unexercisable
                     -----------         -------------       -----------          -------------
S.L. Reed, Jr.         150,000                 0                 None                 None

COMPENSATION OF DIRECTORS

Directors who are not employees of the Corporation are paid a monthly base fee of $400 and receive $250 per day per meeting attended. At the July 31, 1997 Board Meeting, the Directors approved the suspension of the monthly retainer fee of $400 and its subsequent reinstatement on March 31, 1998.

As a group, the previous six non-employee Directors of the Corporation were paid $27,550 during fiscal year 1997. The current Directors received no compensation during fiscal year 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth pertinent information as to the beneficial ownership of the Corporation's common stock as of February 20, 1998 of persons known by the Corporation to be holders of 5% or more of the outstanding common stock. Information as to the number of shares beneficially owned has been furnished by the persons named in the table and by reference to documents filed with the Securities and Exchange Commission by holders of 5% or more of such common stock.

        Name and Address                          Shares
        Of Beneficial Owner                       Beneficially Owned      Percent of Class
        -------------------                       ------------------      ----------------
        Alfred Peeper                             0 (1)                      0%
        Calle Hamburg 22
        Benidorm, Spain ALC 03500

        Argere Holdings, S.A.                     420,000 (1)                1.9%
        18 Boulevard Royal
        L-2449 Luxembourg

        Eur-Am B.V.                               461,100 (1)                2.1%
        Calle Hamburg 22
        Benidorm, Spain ALC 03500

        La Roche Holdings, S.A.                   902,500 (1)                4.1%
        18 Boulevard Royal
        L-2449 Luxembourg

        La Salle Investment, Ltd.                 7,997,929 (1)              36.1%
        35 Rue De Bains
        Geneva, Switzerland 1205

        Rial Equity Group, S.A.                   600,000 (1)                2.7%
        C/o SAGEM
        35 Rue De Bains
        Geneva, Switzerland 1205

        Directors and Officers                    19,000                     *
        As a Group

*     Less than 1%.

(1) Alfred Peeper is an investment manager headquartered and operating in Benidorm, Spain. Mr. Peeper holds a power of attorney for each Reporting Person which gives him authority to purchase, sell, and exercise all voting rights relating to each "Group Member." This Reporting Person represents 51% of the total outstanding shares of Ethika common stock.

Security Ownership of Management

The following table sets forth information as to the beneficial ownership of the Corporation's common stock as of February 20, 1998, by each Director, nominee; Executive Officer named in the Summary Compensation Table and by all Directors and Executive Officers as a group.

         Name of                             Shares                        Percent
         Beneficial Owner                    Beneficially Owned (1)        of Class
         ----------------                    ----------------------        --------
         Russell C. Burk                     None                             0%
         Dennis Brovarone                    7,500                            *
         Philip F. Grey                      None                             0%
         Louis Scotti                        None
         Wayne Johnson                       None
         Dennis P. Nielsen                   None                             0%
         Directors, nominees, and            11,500 (2)                       *
         Executive  Officers  as a group (7
         persons)

(1) Current Board Members who have no outstanding shares of Ethika common stock.

(2) Includes shares issuable upon exercise of vested stock options. * Represents less than 1%.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 10, 1997 the Corporation acquired Legislative Information Systems Corporation (LIS) in a business combination accounted for as a pooling of interests. LIS became a wholly owned subsidiary of the Corporation through the exchange of 1,123,433 shares ($616,203) of the Corporation's common stock for all of the outstanding stock of LIS. Mr. Don Withrow, who was a 55% owner of LIS, received 617,888 shares of Ethika common stock. In addition, Mr. Withrow entered into a one-year employment contract at an annual salary of $80,000 plus bonus based upon performance. LIS is an electronic publishing company located in Annandale, Virginia specializing in federal aviation regulations, banking regulations, and custom service contracts.

Ethika Corporation, in conjunction with settlement of a lawsuit filed in the United States District Court for the Southern District of Mississippi, Jackson Division, styled EURAM, B.V., Peeper, et al. vs. Ethika by certain plaintiffs against Ethika and its then-Chairman, S.L. Reed, Jr., entered into a Subscription Agreement for the sale of 7,000,000 shares of its unregistered common stock to LaSalle Investment, Ltd., a party to the lawsuit for $0.09 per share. The Schedule 13-D filed with the SEC indicates that beneficial ownership of the "Reporting Persons" increased to 51% as a result of this transaction resulting in change of control of Ethika Corporation.

On January 8, 1998 the Corporation entered into a Letter of Intent to acquire in a reverse acquisition 100% of the outstanding common stock of NADC. (See Recent Developments for additional information). On January 27, 1998 the parties executed a Definitive Agreement to accomplish the acquisition on or before March 6, 1998. On March 4, 1998, the parties agreed to extend the closing date of this transaction to on or before June 30, 1998.

At closing, the shareholders of NAD will exchange their common stock for Ethika common stock at the rate of three (3) shares of Ethika common stock for every four (4) shares of NAD stock. The NAD shareholders will receive approximately
19.6 million post-split shares of Ethika, which will represent approximately 95% of the then-outstanding shares.

NAD is a mass  communications  company  which  integrates  retail and  wholesale long-distance  services including  nationwide  internet services,  prepaid phone cards through its wholly-owned subsidiary, United Online, violence-free television programming distributed nationwide through its wholly-owned subsidiary, kidZtime TV, Inc., and other telecommunications services under one umbrella utilizing the most current technology in providing services to its customers.

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

             (2)(c)        Accounts receivable financing agreement            Registrants Annual Report or
                           dated as of February 26, 1996 between              Form 10-K for the year ended
                           Dixie National Corporation and Text                December 31, 1995.  Exhibit (2)(c)
                           Retrieval Systems, Inc. including
                           Amended restated option agreement.
             (2)(a)        Acquisition of Compass Data Systems, Inc.          Registrants  Annual Report or Form 10-K for
                                                                              the year ended  December 31, 1996.


             (2)(b)        Asset Purchase  Agreement between                  Registrants Annual Report of Form 10-K
                           Ethika Corporation  and American Practice          the year ended December 31, 1996.
                           Management, Inc. and Consulting Concepts, Inc.

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

             (3)(b)        Bylaws, as amended                                 Registrant's Annual Report on
                                                                              Form 10-K for the year ended
                                                                              December, 31, 1990.  Exhibit
                                                                              (3(b).

             (3)(b)(1)     Amendment to Article III of Bylaws                 Registrants Annual Report or
                           Effective January 24, 1996                         Form 10-K for the year ended
                                                                              December 31, 1995.  Exhibit (3)(b)(1)

             (3)(b)(2)     Amendment to Article IV of Bylaws                  Registrants Annual Report or
                           Effective March 24, 1996                           Form 10-K for the year ended
                                                                              December 31, 1995.  Exhibit (3)(b)(2)
             (3)(b)(3)     Amended Bylaws at Article III
                           Effective September 26, 1996

             (4)(a)(1)     Form of Dixie National Corporation                 Registrant's Current Report on
                           Subordinated Convertible Callable                  Form 8-K dated April 30, 1993.

             (4)(2) (1)    Agreement and Plan of Reorganization               Registrant's Annual Report of Form
                           For Ethika Corporation to acquire                  10-K for the year ended
                           North American Digicom Corporation                 December 31, 1997

             (4)(2) (2)    Memorandum of Agreement extending                  Registrant's Annual Report of Form
                           The closing date of the acquisition of             10-K for the year ended
                           North American Digicom Corporation                 December 31, 1997

             (4)(2) (3)    Voting Trust Agreement between                     Registrant's Annual Report of Form
                           Controlling group of stockholders and              10-K for the year ended
                           Trustee to vote block of shares at                 December 31, 1997
                           Annual Meeting

             (4)(2) (4)    North American Digicom Corporation                 Registrant's Annual Report of Form
                           Audited Financial Statements for the               10-K for the year ended
                           Periods ended December 31, 1997,                   December 31, 1997
                           June 30, 1997 and June 30, 1996

             (4)(2) (5)    Proforma Unaudited Balance Sheet and               Registrant's Annual Report of Form
                           Statement of operation for Ethika after            10-K for the year ended
                           The acquisition of North American                  December 31, 1997
                           Digicom Corporation

             (4)(2) (6)    Memorandum of Understanding between                Registrant's Annual Report of Form
                           Ethika Corporation and various litigation          10-K for the year ended
                           In settlement of the complaint styled              December 31, 1997
                           Eur. Am. Et al. Vs. Ethika et al., case
                           No. 3:96CV688LN

             (4)(2) (7)    Purchase Agreement between Ethika                  Registrant's Annual Report of Form
                           Corporation and TRS Acquisition Corp.              10-K for the year ended
                           For the sale of all of the stock and assets        December 31, 1997
                           Of Text Retrieval Systems, Inc. to TRS
                           Acquisition Corp.

             (4)(2) (8)    Stock Purchase Agreement between                   Registrant's Annual Report of Form
                           Ethika Corporation and Ben Ezra                    10-K for the year ended
                           Weinstein & Company for the sale of                December 31, 1997
                           Compass Data Systems, Inc. to Ben
                           Ezra Weinstein & Company

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

(b) Reports on Form 8-K

The Corporation filed the following reports on Form 8-K during the last quarter of the year ended December 31, 1997:




   Date of Current Report
       (or Amendment)                        Items Reported
       --------------                        --------------

  December 29, 1997      Change in control of registrant; settlement of lawsuit.

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

                                                        ETHIKA CORPORATION
                                                       (Registrant)
Date: April 8, 1998                                By: /s/Dennis Brovarone
                                                       -------------------
                                                       Dennis Brovarone
                                                       Chairman of the Board
                                                       Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Dennis Brovarone                                           April 8, 1998
-------------------
Dennis Brovarone
Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)

/s/Philip F. Grey                                             April 8, 1998
-----------------
Philip F. Grey
Director

/s/Russell C. Burk                                            April 8, 1998
------------------
Russell C. Burk
Director

/s/Dennis P. Nielsen                                          April 8, 1998
--------------------
Dennis P. Nielsen
Director

/s/Louis C. Scotti                                            April 8, 1998
------------------
Louis C. Scotti
Director

/s/Wayne Johnson                                              April 8, 1998
----------------
Wayne Johnson
Director

/s/David E Williams                                           April 8, 1998
-------------------
David E. Williams
Vice President Finance
(Principal Financial and Accounting Officer)