Form 10-Q
period 1998-03-31
ETHIKA CORP
filed 1998-05-13
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

{X}           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                      For Three Months Ended March 31, 1998
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
                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            CLASS                                 Outstanding at May 8, 1998
    Common Stock, $1.00 par value                           20,360,346

                               ETHIKA CORPORATION

                                      INDEX



PART I:  FINANCIAL INFORMATION

            Item 1.        Financial Statements

                           Consolidated balance sheets - March 31, 1998 and
                           December 31, 1997 ...................................

                           Consolidated statements of operations for the three
                           months ended March 31, 1998 and 1997 ................

                           Consolidated statements of cash flows for the three
                           months ended March 31, 1998 and 1997 ................

                           Notes to consolidated financial statements ..........

           Item 2.         Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .................

PART II. OTHER INFORMATION

                         None

SIGNATURES .....................................................................

Ethika Corporation and Subsidiaries
Consolidated Balance Sheet  March 31, 1998 and December 31,  1997
(Unaudited)
                                                                   March 31,        December 31,
                                                                      1998                1997
                                                                  ------------      ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                       $    123,619      $    535,651
  Accounts receivable, net of allowance for doubtful accounts             --                --
  Leases receivable                                                    112,762           112,763
  Investment securities- Trading                                       440,000           549,281
  Note Receivable                                                      450,000                 0
  Net assets held for sale                                             562,723           739,545
                                                                  ------------      ------------

Total Current Assets                                                 1,689,104         1,937,240

Property and equipment , net of accumulated depreciation                43,895            45,097

Leases  receivable                                                     138,114           166,746
                                                                  ------------      ------------

Total Assets                                                      $  1,871,113      $  2,149,083
                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                           $    267,898      $    367,992
  Accrued loss on discontinued operations                                6,743            80,000
                                                                  ------------      ------------
Total Current Liabilities
                                                                       274,641           447,992
                                                                  ------------      ------------

Total Liabilities                                                      274,641           447,992
Stockholders' Equity
Common Stock, $1 par value authorized 50,000,000 shares;
issued 20,387,658 shares and 14,975,018;  outstanding
20,360,346 shares and 14,947,706 shares;                            20,360,346        20,360,346
Discount on Common Stock                                            (8,123,528)       (8,123,528)
Accumulated Deficit                                                (10,640,346)      (10,535,727)
                                                                  ------------      ------------
Total Stockholders' Equity                                           1,596,472         1,701,091
                                                                  ------------      ------------
Contingencies
Total Liabilities and Stockholders' Equity                        $  1,871,113      $  2,149,083
                                                                  ============      ============

The Accompanying notes are an integral part of these Consolidated Financial Statements

Ethika Corporation and Subsidiaries
Consolidated Statement of Operations
For the three  months  ended  March 31,
1998 and 1997
(Unaudited)

                                                  March 31, 1998   March 31, 1997
  General and  administrative expenses               $ 129,991        $ 134,263

  Interest income                                       17,715           36,488
  Gain (loss) on disposal of fixed Assets                2,402

  Gain (loss) from investment securities                 5,255

  Interest expense                                        --             (7,765)
                                                     ---------        ---------
Income tax benefit                                        --               --
                                                     ---------        ---------

Loss from continuing operations                       (104,619)        (105,540)

Discontinued operations:
Loss from operations                                       -0-         (433,714)
Loss on disposals                                         --               --
                                                     ---------        ---------

Net loss                                             ($104,619)       ($539,254)
                                                     =========        =========

Basic and diluted earnings per share:
Loss from continuing operations                      $   (.005)       $   (.008)
                                                     =========        =========

Loss from discontinued operations                    $   (.000)       $   (.035)
                                                     =========        =========

Basic and diluted net loss per share                 $   (.005)       $   (.045)
                                                     =========        =========

The Accompanying notes are an integral part of these Consolidated Financial Statements

Ethika Corporation and Subsidiaries
Consolidated Statement of Cash Flows
For the three  months ended March 31, 1998 and 1997

                                                  March 31, 1998   March 31, 1997
                                                   -----------      -----------
Cash Flows from Operating Activities:
Net loss                                           ($  104,619)     ($  539,254)
Adjustments to reconcile net (loss)
to net cash provided by operating activities
Depreciation and Amortization                            1,202          128,836
Realized and unrealized (gain)loss on
investment securities                                   (4,059)
Changes in balance sheet accounts:
(Increase) decrease in  accounts receivable                              83,276
(Increase) decrease in  inventory                                        (1,718)
Decrease in Assets held for sale                       176,822
Increase ( decrease) in accounts payable              (173,351)        (286,397)
and other liabilities                                                    62,475
Increase ( decrease) in deferred revenue
Sales of investment securities - trading               113,340                0
                                                   -----------      -----------
Net cash provided by (used from)
Operating activities                                     9,335         (552,782)
                                                   -----------      -----------

Cash flows from investing activities:
Purchases of equipment                                                   (1,102)
Payments received from leases                           28,632           25,158
Note Receivable                                       (450,000)               0
                                                   -----------      -----------
Net cash (used from) provided by                      (421,368)          24,056
                                                   -----------      -----------
Investing activities

Cash flows from financing activities:
Net cash used from financing activities                   NONE             NONE
                                                   -----------      -----------

Net increase (decrease) in cash and cash
Equivalents                                           (412,033)        (528,726)
Cash and cash equivalents - beginning of
Period                                                 535,651        1,906,085
                                                   -----------      -----------

Cash and cash equivalents - end of period          $   123,618      $ 1,377,359
                                                   ===========      ===========
Supplemental Cash Flow Information:
Cash payments for interest                                   0      $     7,765
                                                   ===========      ===========

Supplemental Schedule of Non-Cash
Investing and Financing  Activities:                      NONE             NONE
                                                   ===========      ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ETHIKA CORPORATION (Unaudited)
MARCH 31, 1998

NOTE 1 - BUSINESS COMBINATION

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

Subsequent to the approval of the Reorganization Agreement by the Board of Directors of Ethika and NADC, Ethika extended a line of credit to NADC not to exceed $500,000 to be secured by NADC's equipment and accounts receivable. As of March 31, 1998, $450,000 with interest at 6% has been advanced against this line of credit.

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

Investments: At March 31, 1998 and December 31, 1997, marketable securities were classified as trading, which, under the provisions of Statement of Financial
Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities, were reported at market value with unrealized market gains or losses being reflected in the statement of operations.

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

Earnings Per Share: The Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") during 1997. SFAS No. 128 provides for new accounting principles to be used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. The Corporation has restated its net loss per share for all periods presented to give effect to SFAS No. 128 and to reflect the acquisition of LIS. Basic and diluted earnings per share are based on the weighted average number of common shares outstanding of 20,360,346 at March 31, 1998 and 12,567,706, for the three months ended March 31, 1997.

Restatement and Reclassifications: Certain 1997 amounts have been retroactively restated to reflect the merger with LIS, which has been accounted for as a pooling-of-interests. Certain amounts in the prior years' statements have been reclassified to conform with the current year financial statements.

NOTE 3 - DISCONTINUED OPERATIONS

In February 1998, the Corporation's Board of Directors and management adopted a formal plan to divest itself of its electronic publishing business, consisting of TRS, CDS and LIS (collectively the "Segment"), based upon an analysis of the electronic publishing market and the amount of capital that management expects will be required to compete effectively in that market, together with the recent poor performance that the Corporation has experienced since its entry into the industry. The Segment represents virtually all of the Corporation's assets and operations. The Segment has been accounted for as a discontinued operation in accordance with APB 30, which among other provisions requires the plan of disposal to be carried out within one year. Accordingly, the financial statements have been restated for this transaction. A provision of $80,000 was recorded in the December 31, 1997 financial statements related to anticipated losses from the operations of the Segment through the actual disposal dates. A $10,132 change was recorded against this accrual at March 31, 1998 to recognize the effect of the sale of TRS. Further, net assets consisting primarily of accounts receivable, notes receivable, property and equipment, intangibles, accounts payable and deferred revenue of this segment have been reclassified to net assets held for sale.

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

NOTE 4 - CONTINGENCIES

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three month period ended March 31, 1998, the Company incurred a loss of $104,619 and had an accumulated deficit of $10,640,346 that raise substantial doubt about its ability to continue as a going concern. Additionally, Ethika and NADC, the entity that the Corporation has proposed acquiring, received going concern opinions from their respective
independent   accountants  with  regard  to  the  December  31,  1997  financial statements.

The Corporation anticipates that through its reverse acquisition of North American Digicom Corporation, the combined company will be able to obtain additional debt or equity capital.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Heavy cash drains were placed upon the Corporation as a result of the litigation activities, failed acquisition attempts and continued negative cash flows experienced by the TRS and LIS divisions during the last six months of 1997 and the first two months of 1998. As a result of these developments, management does not believe that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating requirements for 1998 and management has sought to cut the Corporation's operational expenses through divestiture of its unprofitable subsidiaries so that it may concentrate its capital resources on the Tele-communications business. In February 1998, Text Retrieval Systems was sold and on April 2, 1998, Compass Data Systems of Salt Lake City, Utah was sold. Additionally, a letter of intent has been signed for the sale of Legislative Information Systems, Inc., pending completion of due diligence by the buyer.


Results of Operations

Three Months Ended March 31, 1998 Compared to Restated Three Months Ended March 31, 1997

The three months ended March 31, 1998, generated a net loss from continuing operations of $104,619 ($.005 per share) compared to a loss of $105,540 ($.008 per share) for the comparable period of 1997. This decrease results primarily from reduction in staffing at the Corporate headquarters. A loss from discontinued operations of $63,506 ($.003 per share) was offset against amounts accrued at December 31, 1997 compared to $433,714 ($.035 per share) for the same period in 1997. This reduction results primarily from the sale of the TRS division in February and positive earnings reported by the Company's Compass Data Systems division for the three month period.

Part II Other Information

NONE

Item 6 - Exhibits and Reports on 8K

         (a)       Exhibits
                  (27) Financial Data Schedule


         (b)      NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Ethika Corporation
                                                ------------------
                                                   (Registrant)

Date:    May 8, 1998                            /s/Dennis Brovarone
                                                -------------------
                                                President

Date:    May 8, 1998                            /s/David E. Williams
                                                --------------------
                                                Vice President Finance
                                                And Chief Financial Officer