Form 10QSB
period 1998-06-30
ETHIKA CORP
filed 1998-08-19
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    Form 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                       For Six Months Ended June 30, 1998
                         Commission File Number 0-3296

                              ETHIKA CORPORATION
       (Exact name of the registrant as specified in its charter)

     MISSISSIPPI                                        64-044887
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                   Identification No.)

                          9975 Wadsworth Parkway #220
                          Westminster, Colorado 80021
                    (Address of Principal Executive Office)

     Registrant's telephone number including area code: (303) 637-2351

                            107 The Executive Center
                     Hilton Head Island, South Carolina 29928
               Former name, former address, and former fiscal year,
                          If changed since last report.

indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ( ) No ( ) and (2) has been subject to such filing requirements for the past 90 days Yes ( X ) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of their latest practicable date.

CLASS                               Outstanding at August 10, 1998
Common Stock, $1.00 par value       20.360.346

                               ETHIKA CORPORATION
                                     INDEX

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated balance sheets - June 30, 1998 and December 31, 1997......3

     Consolidated statements of operations for the three and six months
     Ended June 30, 1998 and 1997...........................................4

     Consolidated statements of cash flows for the six months
     Ended June 30, 1998 and 1997...........................................5

     Notes to consolidated financial statements.............................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................8

PART II.  OTHER INFORMATION

Termination of Agreement and Plan of Reorganization........................8

Close of Hilton Head Island Headquarters...................................9

Revised Plan of Operation..................................................9

Signatures................................................................10

ETHIKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET JUNE 30, 1998 AND DECEMBER 31, 1997
(unaudited)
______________________________________________________________

                                         June 30, 1998     December 31, 1997
                                         _____________     _________________
ASSETS
Current Assets:
 Cash and cash equivalents               $   62,020        $ 535,651
 Accounts receivable
 net of allowance for doubtful accounts     112,764          112,763
 Leases receivable                          571,242          549,281
 Investment securities - Trading            450,000                0
 Note receivable                                  0          739,545
                                         _____________     _________________

Total Current Assets                      1,196,026        1,937,240

Property and equipment
 net of accumulated depreciation                  0           45,097
Leases receivable                           112,547          166,746
                                         _____________     _________________

Total Assets                             $1,308,573       $2,149,083
                                         _____________     _________________
                                         _____________     _________________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses   $  224,091          367,992
 Accrued loss on discontinued operations          0           80,000
                                         _____________     _________________

Total Current Liabilities                   224,091          447,992
                                         _____________     _________________

Total Liabilities                           224,091          447,992

Stockholders' Equity
Common Stock
 $1 par value authorized - 50,000,000 shares;
   Issued 20,387,658 shares and
   20,387,658;
   Outstanding 20,360,346 shares and
   20,360,346 shares;                    20,360,346       20,360,346
Discount on Common Stock                 (8,123,528)      (8,123,528)
Accumulated Deficit                     (11,152,336)     (10,535,727)
                                        ____________     ______________

Total Stockholder's Equity                1,084,482        1,701,091
                                        ____________     ______________
Contingencies                                            ______________
Total Liabilities and
Stockholders' Equity                     $1,308,573       $2,149,083
                                        ____________     ______________
                                        ____________     ______________

The accompanying notes are an integral part of these Consolidated Financial Statements

ETHIKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three and six months ending
June 30, 1998 and 1997
(unaudited)

                              Three Months Ended       Six Months Ended
                                    June 30                June 30
                              1998          1997       1998         1997
                             ___________________       _____________________

General and administrative
expenses                    $ 136,005  $ 636,184       $ 329,127   $ 661,839

Interest Income                10,056     31,994          27,770      68,242
Gain (loss) on disposal
 of fixed Assets              (35,397)      -            (32,995)       -
Gain (loss) from
 Investment Securities       (297,518)      -           (282,263)       -

Interest expense                 -        (6,413)           -        (13,938)
                             ___________________       _____________________

Income tax benefit               -          -               -           -
                             ___________________       _____________________
(Loss) from
continuing operations        (448,864)  (610,603)       (616,609)   (716,143)

Discontinued operations:
Income (loss) from operations    -        59,752            -       (373,962)
(Loss) on disposals              _          _               _           _
                             ___________________       _____________________

Net loss                    ($448,864) ($550,851)      ($616,609)($1,090,105)
                             ___________________       _____________________
                             ___________________       _____________________

Basic and diluted earnings
per share:
(Loss) from continuing
 operations                 ($.023)    ($.048)         ($.041)    ($.057)
                             ___________________       _____________________
                             ___________________       _____________________

Gain from discontinued
operations                      -       $.004           $.001     ($.057)
                             ___________________       _____________________
                             ___________________       _____________________

Basic and diluted
net (loss) per share         $.023     ($.044)         ($.041)    ($.087)
                             ___________________       _____________________
                             ___________________       _____________________

The accompanying notes are an integral part of these Consolidated Financial Statements.

ETHIKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1998 and 1997

                                                   Six Months Ended June 30
                                                        1998        1997
                                                   _________________________
Cash Flows from Operating Activities:
Net loss                                          ($616,609)     ($1,090,105)
Adjustments to reconcile net (loss)
to net cash provided by operating activities
Depreciation and Amortization                             0          308,813
Loss on Disposal of Fixed Assets                     35,397                0
Realized and unrealized (gain) loss on
investment securities                               282,263                0
Changes in balance sheet accounts:
Decrease in accounts receivable                                       41,748
Decrease in income taxes                                             135,817
(Increase) decrease in inventory                                       1,822
Decrease in Assets held for sale                    739,545
(Decrease) in accounts payable & other liabilities (233,901)         (95,397)
Increase (decrease) in deferred revenue                               83,190
Sales of investment securities - trading            171,847                0
                                                   _________________________
Net cash provided by (used from)
Operating activities                                388,542         (614,112)
                                                   __________________________


Cash flows from investing activities:
Purchases of equipment                                    0          (47,425)
Disposal of fixed assets                              9,700
Payments received from leases                        54,199           85,251
Proceeds from sales of CDS                         (476,072)               0
Issuance of Notes Receivable                       (450,000)        (146,370)
                                                   _________________________

Net cash (used from) provided by
 Investing activities                              (862,173)        (108,544)
                                                   _________________________

Cash flows from financing activities:
Net borrowing (payments) on debt                          0           27,533
                                                   _________________________

Net cash used from financing activities                   0           27,533
                                                   _________________________

Net increase (decrease) in cash
and cash equivalents                               (473,631)        (695,123)
Cash and cash equivalents -
  beginning of period                               535,651        1,906,085
                                                   _________________________

Cash and cash equivalents -
  end of period                                   $  62,020       $1,210,962
                                                   _________________________
                                                   _________________________

Supplemental Cash Flow information:
Cash payments for income taxes                    $       0       $        0
                                                   _________________________
                                                   _________________________

Cash payments for interest                        $       0       $   13,938
                                                   _________________________
                                                   _________________________

Supplemental Schedule of Non-Cash
Investing and Financing Activities:                  NONE            NONE
                                                   _________________________
                                                   _________________________

The accompanying notes are an integral part of the Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ETHIKA CORPORATION (Unaudited)
JUNE 30, 1998

NOTE 1- BUSINESS COMBINATION

On January 26, 1998, the Corporation entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with North American Digicom Corporation ("NADC"), a privately owned company headquartered in Lakewood, Colorado, to acquire 100% of the outstanding common stock of NADC. The Reorganization Agreement required that the Corporation's common stock be reverse split on the basis of one (1) new share for every twenty-two and one half (22.5) shares outstanding with all fractional shares being rounded up to the next highest multiple of fifty (50) shares. Then the shareholders of NADC would exchange their common stock for ETHIKA common stock at the rate of three
(3) shares of ETHIKA common stock for four (4) shares of NADC stock. The NADC shareholders would receive approximately 19.6 million post-split shares of ETHIKA, which would represent approximately 95% of the then outstanding shares. The Reorganization Agreement also required that the Corporation's Articles of Incorporation be amended to eliminate the par value of the Corporation's common stock, authorize a class of preferred stock whose rights and preferences can be set by the Board of Directors and authorize a name change of the Corporation to North American Digicom Corporation. This transaction was to be a reverse acquisition, where NADC would become the historical reporting company and treated as the acquirer for accounting purposes.

Closing of the Reorganization Agreement was conditioned upon surrender of the NADC common stock in exchange for the Corporation's common stock and approval of the Reorganization by Shareholders at the Annual Shareholders meeting together with approval by shareholders of the reverse split and the above described amendments to the Corporation's Articles of Incorporation. Closing was also conditioned upon the execution of a Voting Trust Agreement by a stockholder group which holds fifty-one percent (51%) of the Corporation's common stock. This Voting Trust Agreement was executed on or about March 16, 1998 and irrevocably gave the Trustee (Frank Grey, who was a member of ETHIKA's Board and President of NADC) voting authority over the subject common stock and requires the Trustee to vote in favor of the items included in the Reorganization Agreement. The NADC shareholders were also required to provide their approval of the terms and conditions of this transaction.

Subsequent to the approval of the Reorganization Agreement by the Board of Directors of ETHIKA and NADC, ETHIKA extended a line of credit to NADC not to exceed $500,000 to be secured by NADC's equipment and accounts receivable. As of March 31, 1998, $450,000 with interest at 6% had been advanced against this line of credit.

On July 30, 1998, the Registrant received notification from North American Digicom Corporation (NADC) that it had abandoned its Reorganization Plan with the Registrant. Concurrent with this termination, Phillip F. Grey, Wayne Johnson and Louis Scotti resigned from the Registrant's Board of Directors. The Registrant and NADC had previously agreed to extend the closing of the Agreement and Plan of Reorganization until August 31, 1998. However due to the inability of either party to satisfy the terms of the agreement on or before such date, NADC chose to terminate the Reorganization Plan.

Repayment of the $450,000 loaned by the Registrant to NADC is in default. The Registrant is negotiating with NADC to restructure the debt into an equity investment in NADC or a long term convertible debt. In the absence of a negotiated restructuring of the notes receivable, the Registrant will take appropriate legal action to obtain a judgement or otherwise protect its interest. NADC's latest audited financial statements were for the period ended December 31, 1997 and included a going concern opinion from their auditor.

Additionally, the Board of Directors and management has determined it to be in the best interest of the Corporation to divest itself of its electronic publishing business units.

As previously disclosed in Form 10 Q for March 31, 1998, on February 17, 1998, the Corporation completed the sale of Text Retrieval Systems, Inc. to TRS Acquisition Corporation, a closely held corporation, for $1,500,000 cash and future royalties not to exceed $1,500,000 over the next ten years. Moreover on April 2, 1998 the Corporation completed a transaction with Ben Ezra Weinstein and Company, Inc., a publicly held New Mexico corporation ("BNEZ") engaged in the electronic publishing of financial software to sell CDS and its 8% equity interest in InfoDynamics, Inc., including the note receivable from InfoDynamics, Inc. The Company received preferred stock in BNEZ that was convertible to $850,000 of common stock from this transaction. The security was converted to 1,676,000 shares of common stock on August 12, 1998, which are currently unregistered and the Company is restricted from selling for at least a one-year period. The fair value of BNEZ common shares currently, based on traded market prices, is approximately $570,000. Management has not recorded any gain on the sale and has valued the securities at $476,000 as of June 30,1998. This lower value reflects management's best estimate of the discount associated with the restrictions discussed above and other factors.

NOTE 2- CONTINGENCIES

The Corporation was notified by Standard Management Corporation on June 26, 1997 that its subsidiary, Standard Life Insurance of Indiana, had received a Citation and Original Petition captioned "Rilla Lindley v. Standard Life Insurance Company of Indiana, Dixie National Life Insurance Company, Randy Owens" filed in 2nd Judicial District Court, Parish of Brenville, State of Louisiana. Standard's notification constituted a claim notice pursuant to
Section 10.3 of the Second Restated Stock Purchase Agreement dated August 30, 1995 by and among Standard Life and Dixie National Life and Dixie National Corporation (now ETHIKA Corporation) in which ETHIKA agreed to indemnify Standard under certain conditions against qualified third-party claims originating prior to the sale of Dixie National Life to Standard. The scope of ETHIKA's indemnity obligation, if any, under the Agreement is limited to claims predicated upon occurrences prior to closing based on actions or inactions of Dixie National Life Insurance Company.

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

Pursuant to agreements with Plaintiff's counsel, no answer would be filed pending settlement discussions and the filing of an amended complaint properly pleading as a class action suit. In January 1998, the Corporation informed SMC that it could not defend the action. To the Corporation's knowledge, no further settlement discussions have been held and no amended complaint has been filed.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's plan of operations for the remainder of the fiscal year is to revise its Preliminary Proxy and hold a shareholders' meeting for the purposes of electing directors, eliminating the par value of the common stock, a reverse stock split of the outstanding common stock and any other duly raised business. As a result of closing the Hilton Head office the Registrant has reduced its overhead expenses to approximately $6,000 per month and expects to have sufficient cash resources for its reduced operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Having investment income as its only source of income, raises substantial doubt about the ability of the Company to continue as a going concern.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998, Compared to Restated Six Months Ended June 30, 1997

The six months ended June 30, 1998, generated a net loss from continuing operations of $842,866 ($.041 per share) compared to a loss of $1,094,788 ($.087 per share) for the comparable period of 1997. This decrease results primarily from reduction in staffing at the Corporate headquarters. A gain from discontinued operations of $226,255 ($.011 per share) was offset against amounts accrued at December 31, 1997 compared to $4,683 for the same period in 1997. This increase results primarily from the sale of the TRS division in February and positive earnings reported by the Company's Compass Data Systems division for the three months ended March 31, 1998 offset by continued losses from its Legislative Information division.


PART II - OTHER INFORMATION

Termination of Agreement and Plan of Reorganization.

On July 30, 1998 the Registrant received notification from North American Digicom Corporation (NADC) that it had abandoned its Reorganization Plan with the Registrant. Concurrent with the termination, Phillip F. Grey, Wayne Johnson and Louis Scotti resigned from the Registrant's Board of Directors. The Registrant and NADC had previously agreed to extend the closing of the Agreement and Plan of Reorganization until August 31, 1998. However due to the impossibility of closing on or before such date, NADC chose to terminate the Reorganization Plan.

Repayment of the $450,000 loaned by the Registrant to NADC is in default. The Registrant is negotiating with NADC to restructure the debt into an equity investment in NADC or a long term convertible debt. In the absence of a negotiated restructuring of the notes receivable, the Registrant will take appropriate legal action to obtain a judgement or otherwise protect its interest.

Close of Subsidiary Business.

On or about July 1, 1998, the Registrant's Board of Directors acting as the sole shareholder of its wholly owned subsidiary, Legislative Information Systems, Inc., a Delaware corporation (LIS) elected Dennis Brovarone as the sole President and Director of LIS and resolved to close the business of LIS and take appropriate action to dissolve the LIS corporation pursuant to Delaware law. The closing of LIS was a result of the resignation of its president, Donald Withrow on or before May 22,1998. It is the Registrant's position that Mr. Withrow's resignation was a breach of his employment agreement as well as a breach of his fiduciary duty to LIS. As LIS has never been profitable and without the personal services of its founder and chief executive officer, the Registrant's Board of Directors determined that profitibility was not possible and that dissolution of LIS is in the best interest of the Registrant and its shareholders.

Close of Hilton Head Island Headquarters.

The Registrant has also closed its headquarters in Hilton Head, South Carolina and established its executive office in Westminster, Colorado. Concurrent with the closing of the Hilton Head office, the Registrant's Board of Directors have accepted the resignation of David Williams, its chief financial officer. As yet a new chief financial officer has not been appointed. The Registrant's new address is 9975 Wadsworth Parkway, #220, Westminster, Colorado 80021, telephone (303) 637-2351, fax (303) 466-4826.



Revised Plan of Operation.

The Registrant's plan of operations for the remainder of the fiscal year is to revise its Preliminary Proxy and hold a shareholders' meeting for the purposes of electing directors, eliminating the par value of the common stock, a reverse split of the outstanding common stock and any other duly raised business.

ITEM 6 - EXHIBITS AND REPORTS ON 8K

(a)     EXHIBITS
        (27) Financial Data Schedule

(b)     NONE

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ETHIKA CORPORATION (Registrant)

Date: August 17, 1998

/s/ Dennis Brovarone
BY: Dennis Brovarone, President