Form 10QSB
period 1998-09-30
ETHIKA CORP
filed 1998-11-20
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                  Form 10-QSB

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                    For Nine Months Ended September 30, 1998
                         Commission File Number 0-3296

                              ETHIKA CORPORATION
       (Exact name of the registrant as specified in its charter)

     MISSISSIPPI                                        64-044887
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                   Identification No.)

                            11249 West 103rd Drive
                          Westminster, Colorado 80021
                    (Address of Principal Executive Office)

     Registrant's telephone number including area code: (303) 637-2351

                            9975 Wadsworth Parkway #220
                            Westminster, Colorado 80021
               Former name, former address, and former fiscal year,
                          If changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes (X) No ( ) and
(2) has been subject to such filing requirements for the past 90 days Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of their latest practicable date.

CLASS                               Outstanding at November 10, 1998
Common Stock, $1.00 par value       20.360.346

                              ETHIKA CORPORATION

                                    INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
          September 30, 1998 and December 31, 1997......................3

        Consolidated Statements of Operations
          For the three and nine months ended
          September 30, 1998 and 1997...................................4

        Consolidated Statements of Cash Flows
          For the nine months ended
          September 30, 1998 and 1997...................................5

        Notes to Consolidated Financial Statements......................6

Item 2. Management's Discussion and Analysis of financial Condition
        And Results of Operations.......................................8

PART II: OTHER INFORMATION

        Legal Proceedings

        Signatures.....................................................10

                                          ETHIKA CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEET
                                            (Unaudited) For the Period Ending
                                     September 30, 1998 and December 31, 1997
_____________________________________________________________________________
                                                   1998          1997
                                                 __________    __________
ASSETS:
Current Assets
 Cash and cash equivalents                     $   83.101    $   535,651
 Accounts receivable
  net of allowance for doubtful accounts              -              -
 Leases receivable                                112,764        112,763
 Investment securities - Trading                  496,060        549,281
 Note Receivable
   ($450,000 less reserve $450,000)                     0              0
 Net assets held for sale                               0        739,545
                                                 __________    __________

Total Current Assets                              691,925      1,937,240

Property and equipment,
 Net of accumulated depreciation                        0         45,097
Leases receivable                                  82,581        166,746
                                                 __________    __________

Total Assets                                   $  774,506    $ 2,149,083
                                                 __________    __________
                                                 __________    __________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses         $  239,129    $   367,992
 Accrued loss on discontinued operations                0         80,000
                                                 __________    __________

Total Current Liabilities                         239,129        447,992
                                                 __________    __________

Total Liabilities                                 239,129        447,992

Stockholders' Equity
Common Stock, $1 par value authorized
 50,000,000 shares; issued 20,387,658 shares
 and 20,387,658; outstanding 20,360,346 shares
 and 20,360,346 shares;                        20,360,346     20,360,346
Discount on Common Stock                       (8,123,528)    (8,123,528)
Accumulated Deficit                           (11,701,441)   (10,535,727)
                                                 __________    __________
Total Stockholders' Equity                        535,377      1,701,091
                                                 __________    __________
Contingencies                                           0              0
                                                 __________    __________
Total Liabilities and Stockholders' Equity     $  774,506    $ 2,149,083
                                                 __________    __________
                                                 __________    __________

The accompanying notes are an integral part of these Consolidated Financial Statements.

                                          ETHIKA CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                                  (Unaudited)
                                          For the three and nine months ended
                                                  September 30, 1998 and 1997
_____________________________________________________________________________
                                  Three Months Ended        Nine Months Ended
                                     September 30              September 30
                                    1998        1997        1998        1997
                                  ________    ________    ________    ________
General and administrative
 expense                        $  (53,410) $ (355,508) $ (382,508)$ (919,934)

Interest income                      7,872      36,762      36,030    107,837
Gain (loss) on disposal
 of fixed assets                         0     341,849     (35,987)   341,849
Gain (loss) from
 investment securities             (46,266)        -      (326,205)       -
Reserve for NADC notes
 receivable                       (450,000)        -      (450,000)       -
Interest expense                      -0-          (89)        -      (24,400)
                                  ________    ________    ________    ________
Income tax benefit                     -           -           -          -
                                  ________    ________    ________    ________
(Loss) from
 continuing operations            (541,804)    (23,014) (1,158,740)  (494,648)

Discontinued operations:
 Income (loss) from
  operations                           0      (157,479)     (6,974)  (729,922)
 (Loss) on disposals                   -           -           -          -
                                  ________    ________    ________    ________

Net loss                        $ (541,804)   (134,465) (1,165,710)(1,224,570)
                                  ________    ________    ________    ________
                                  ________    ________    ________    ________
Basic and diluted earnings
 per share:
(Loss) from continuing
 operations                     $   (0.027) $   (0.002) $   (0.057) $  (0.039)
                                  ________    ________    ________    ________
                                  ________    ________    ________    ________
Gain from discontinued
 operations                              0        .012           0     (0.058)
                                  ________    ________    ________    ________
                                  ________    ________    ________    ________
Basic and diluted net (loss)
 per share                      $   (0.027) $   (0.011) $   (0.057) $  (0.097)
                                  ________    ________    ________    ________
                                  ________    ________    ________    ________
Weighted average number
 of shares                      20,360,346  12,627,706  20,360,346  12,607,706

The accompanying notes are an integral part of these Consolidated Financial Statements.

                                          ETHIKA CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    For the nine months ended
                                                                September 30,
_____________________________________________________________________________
                                                   1998          1997
                                                 __________    __________
Cash flows from Operating Activities:
Net loss                                      $ (1,165,714) $ (1,224,570)
Adjustments to reconcile net (loss)
 to net cash provided by operating activities            0             0
Depreciation and amortization                            0       456,805
Loss on disposal of fixed assets                    35,987             0
Realized and unrealized (gain) loss on
 investment securities                             326,127             0
Changes in balance sheet accounts:
(Increase) decrease in accounts &
 notes receivable                                  450,000       (110,476)
Decrease in income taxes                                 0        135,817
(Increase) decrease in inventory                         0         10,755
Decrease in assets held for sale                   739,545              0
(Decrease) in accounts payable &
 other liabilities                                (208,863)      (199,077)
Increase (decrease) in deferred revenues                 0         82,301
Gain on sale of facility                                 0       (341,849)
Sales of investment securities - trading           206,616              0
                                                 ___________    __________
Net cash provided by (used from)
 operating activities                               383,698     (1,190,294)
                                                 ___________    __________
Cash flows from investing activities:
Purchases of equipment                                   0        (93,864)
Proceeds from sale of facility                           0        700,000
Disposal of fixed assets                             9,109              0
Payments received from leases                       84,165        125,000
Proceeds from sale of CDS                         (479,522)
Issuance of notes receivable                      (450,000)      (256,755)
                                                 ___________    __________
Net cash (used from) provided by
 investing activities                             (836,248)       474,381
                                                 ___________    __________
Cash flows from financing activities:
Net borrowing (payments) on debt                         0       (340,008)
                                                 ___________    __________
Net cash used from financing activities                  0       (340,008)
                                                 ___________    __________
Net increase (decrease) in case &
 cash equivalents                                 (452,550)    (1,055,921)
Cash and cash equivalents
 beginning of period                               535,651      1,908,142)
                                                 ___________    __________
                                                 ___________    __________
Cash and Cash Equivalents
 end of period                                $     83,101    $   852,221

                                                 ___________    __________
                                                 ___________    __________

Supplemental Cash Flow Information:
Cash payments for income taxes                $          0    $         0
                                                 ___________    __________
                                                 ___________    __________
Cash payments for interest                    $         89    $    24,400
                                                 ___________    __________
                                                 ___________    __________
Supplemental Schedule of Non-cash
 Investing and Financing Activities:                 None       1,303,433

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ETHIKA CORPORATION (Unaudited)
SEPTEMBER 30, 1998

NOTE 1 - BUSINESS COMBINATION

On January 26, 1998, the Corporation entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with North American Digicom Corporation ("NADC"), a privately owned company headquarted in Lakewood, Colorado, to acquire 100% of the outstanding common stock of NADC in exchange for Ethika common stock. The NADC shareholders would have received approximately 95% of the then outstanding shares. The Reorganization Agreement also required certain amendments to the Corporation's Articles of Incorporation. This transaction was to be a reverse acquisition, where NADC would become the historical reporting company and treated as the acquirer for accounting purposes.

Closing of the Reorganization Agreement was conditioned upon surrender of the NADC common stock in exchange for the Corporation's common stock and approval of the Reorganization and Amendments by Shareholders at the Annual Shareholders meeting.
The NADC shareholders were also required to provide their approval of the terms and conditions of this transaction.

Subsequent to the approval of the Reorganization Agreement by the Board of Directors of Ethika and NADC, Ethika extended a line of credit to NADC not to exceed $500,000 to be secured by NADC's equipment and accounts receivable. As of March 31, 1998, $450,000 with interest at 6% had been advanced against this line of credit.

On July 30, 1998, the Registrant received notification from North American Digicom Corporation (NADC) that it had abandoned its Reorganizational Plan with the Registrant. Concurrent with ths termination, Phillip F. Grey, Wayne Johnson and Louis Scotti resigned from the Registrant's board of directors. The Registrant and NADC had previously agreed to extend the closing of the Agreement and Plan of Reorganization until August 31, 1998. However, due to the inability of either party to satisfy the terms of the agreement on or before such date, NADC chose to terminate the Reorganization Plan.

Repayment of the $450,000 loaned by the Registrant to NADC is in default. The Registrant has filed a legal action against NADC to obtain a judgment for the amount of the loan to NADC. A Reserve of $50,000 has been recorded as of September 30, 1998 to account for this default. The action is a cross claim filed as part of the Registrant's Answer to the action brought by various investors in NADC and its subsidiary, Kidztime TV. NADC's latest audited financial statements were for the period ended December 31, 1997 and included a going concern opinion from their auditor.

Additionally, the Board of Directors and management had determined it to be in the best interest of the Corporation to divest itself of its electronic publishing business units and focus upon the reorganization with NADC. Despite the termination of the Plan of Reorganization by NADC, management continues to believe it was in the best interest of the Corporation to divest itself of its electronic publishing business units in order to avoid continuing losses from these units.

As previously disclosed in Form 10-Q for March 31, 1998, on February 17, 1998, the Corporation completed the sale of Text Retrieval Systems, Inc. to TRS Acquisition Corporation, a closely held corporation for $150,000 cash and future royalties not to exceed $1,500,000 over the next ten years. Moreover, on April 2, 1998, the Corporation completed a transaction with Ben Ezra Weinstein and Company, Inc., a publicly held New Mexico corporation ("BNEZ") engaged in the electronic publishing of financial software to sell CDS and its 8% equity interest in InfoDynamics, Inc., including the note receivable from InfoDynamics, Inc. The Company received preferred stock in BNEZ that was convertible to $850,000 of common stock from this transaction. The security was converted to 1,676,000 shares of common stock on August 12, 1998, which are currently unregistered and the Company is restricted from selling for at least a one-year period. Managment requested to convert the preferred stock prior to one year and BNEZ agreed to the early conversion so that in the opinion of Management, the Company could take advantage of decline in the price of BNEZ common stock and thereby acquire a greater number of shares of common stock. The fair value of BNEZ common shares currently, based on traded market prices, is approximately $570,000. Management has not recorded any gain on the sale and has valued the securities at $476,000 as of September 30, 1998. This lower value reflects managment's best estimate of the discount associated with the restrictions discussed above and other factors.

NOTE 2 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Ethika Corporation (the "Corporation") operated as an applied technology company through its wholly-owned subsidiaries, Text Retrieval Systems, Inc. ("TRS").
Compass Data Systems, Inc. ("CDS") and Legislative Information Systems, Inc. ("LIS"). TRS, CDS and LIS were engaged in publishing electronic libraries that linked related data sources for convenient access by personal computers. Certain products of TRS, CDS and LIS were sold nationally, while others were specific to states such as Florida, Missouri, and Kansas.

Basis of Presentation: During the first quarter of 1998, the Board of Directors and management began to implement a plan of disposition for the Corporation's operating units, TRS, CDS and LIS. Accordingly, the operations of this segment have been presented as discontinued operations in the accompanying financial statements.

Principles of Consolidation: The consolidated financial statements include the financial statements of the Corporation and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents: Cash and cash equivalents include cash in banks and money market investments, which carry no withdrawal restrictions, and that have original maturity of ninety days or less.

Investments: At September 30, 1998 and December 31, 1997, Marketable securities were classified as trading, which, under the provisions of Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities, were reported at market value with unrealized market gains or losses being reflected in the statement of operations.

Revenue Recognition: The Corporation recognized revenue for software sales ratably over a period of each product's subscription life. The Corporation's various products were updated annually, quarterly and monthly based on content availability and/or specific customer agreements. Revenue associated with sales of TRS's primary product were not recognized until cash was collected due to the customers' right of return and limited history of returns for the product. Revenue associated with customer programming was recorded, when completed and billed.

Property and Equipment:  Property and equipment are stated at
cost less accumulated depreciation.   Depreciation is computed
using the straight-line method over the estimated useful lives of these assets which are thirty years for the building; three years for computer hardware and software; and five to seven years for furniture and fixtures.

Inventory: Inventory consisted primarily of software product manuals and promotional materials. Inventory was valued based on an average cost method.

Intangible Assets: Intangible assets consisted primarily of assets acquired through the acquisitions of TRS and CDS.
Acquired goodwill and software products were amortized over three years. Non-compete agreements were amortized over the life of the related agreement (2-3 years). The Corporation regularly reviewed its ability to realize future economic benefit from software products and goodwill based upon the expected future cash flows of the related subsidiary or product.

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

Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liailities and their income tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of managment, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for changes in tax laws and rates onthe date of enactment.

Financial instruments that potentially subject the Corporation to concentrations of credit risk consisted principally of trade accounts receivable. The Corporation extended credit to its customers based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to looses on accounts receivables was primarily dependent on each customer's financial condition. The Corporation monitored its exposure for credit losses and maintained allowances for such losses.

Earnings Per Share: The Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") during 1997. SFAS No. 128 provides for new accounting principles to be used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. The Corporation has restated its net loss per share for all periods presented to give effect to SFAS No. 128 and to reflect the acquisition of LIS. Basic and diluted earnings per share are based onthe weighted average number of common shares outstanding of 20,360,346 at September 30, 1998 and 12,607,706 for the nine months ended September 30, 1997.

Restatement and Relassifications" Certain 1997 amounts have been retroactively restated to reflect the merger with LIS, which had beenn accounted for as a pooling-of-interests. Certain amounts in the prior years' statements have been reclassified to conform with the current year financial statements.

NOTE 3 - DISCONTINUED OPERATIONS

In February 1998, the Corporation's Board of Directors and Management adopted a formal plan to divest itself of its electronic publishing business, consisting of TRS, CDS and LIS (collectively the "Segment"), based upon an analysis of the electronic publishing market and the amount of capital that management expects will be required to compete effectively in that market, together with the recent poor performance that the Corporation had experienced since its entry into the industry. The Segment represents virtually all of the Corporation's assets and operations. The Segment has been accounted for as a discontinued operation in accordance with APB 30, which among other provisions requires the plan of disposal to be carried out within one year. Accordingly, the financial statements have been restated for this transaction. A provision of $80,000 was recorded in the December 31, 1997 financial statements related to anticipated losses from the operations of the Segment through the actual disposal dates. Further, net assets consisting primarily of accounts receivable, notes receivable, property and equipment, intangibles, accounts payable and deferred revenue of this segment were reclassified to net assets held for sale at December 31, 1997. As of September 30, 1998, all assets that were being held for sale have been disposed of and additional charge of $6,974 was recorded.

As a part of the plan of disposal, on February 17, 1998 the Corporation completed the sale of TRS to TRS Acquisition
Corporation, a closely held corporation, for $150,000 in cash and future royalties not to exceed $1,500,000 over the next ten years.

On April 2, 1998, the Corporation completed a transaction with Ben Ezra Weinstein and Company, Inc. ("BNEZ"), a publicly held New Mexico corporation engaged in the electronic publishing of financial software, To Whom It May Concern: sell CDS and its 8% equity interest in Infodynamics, including the note receivable from InfoDynamics. The Company received preferred stock in BNEZ that was convertible to $850,000 of common stock from this transaction. The security was converted to 1,676,000 shares of common stock on August 12, 1998, which are currently unregistered and the Company is restricted from selling for at least a one-year period. Management requested to convert the preferred stock prior to one year and BNEZ agreed to the early conversion so that in the opinion of Management, the Company could take advantage of decline in the price of BNEZ common stock and thereby acquire greater number of shares of common stock. The fair value of BNEZ common shares currently, based on traded market prices, is approximately $570,000. Management has not recorded any gain on the sale and has valued the securities at $476,000 as of September 30, 1998. This lower value reflects Management's best estimate of the discount associated with the restrictions discussed above and other factors.

In March 1998, the Corporation also initiated negotiations with BNEZ to sell LIS. However, in July 1998 the Corporation closed the business of LIS and initiated steps to dissolve the LIS corporation pursuant to Delaware law. The closing of LIS was a result of the resignation of its president, Donald Withrow on or before May 22, 1998, without whose personal services LIS could not continue to operate.

NOTE 4 - CONTINGENCIES

The Corporation was notified by Standard Management Corporation on June 26, 1997 that its subsidiary, Standard Life Insurance of Indiana, had received a Citation and Original Petition captioned "Rilla Lindley versus Standard Life Insurance Company of Indiana, Dixie National Life Insurance Company, Randy Owens" filed in 2nd Judicial District Court, Parish of Brenville, State of Louisiana. Standard's notification constituted a claim notice pursuant to
Section 10.3 of the Second Restated Stock Purchase Agreement dated August 30, 1995 by and among Standard Life and Dixie National Life and Dixie National Corporation (now Ethika Corporation) in which Ethika agreed to indemnify Standard under certain conditions against qualified third-party claims originatiing prior to the sale of Dixie National Life to Standard. The scope of Ethika's indemnity obligation, if any, under the Agreement is limited to claims predicated upon occurrences prior to closing based on action or inactions of Dixie National Life Insurance company.

The third-party claim involves, among other things, allegations regarding a vanishing premium life insurance policy issued by Dixie National Life which was purchased by the plaintiff in August 1989 from defendant Owens, an employee of a general insurance agency in Louisiana. The claim appears to be styled in the form of a class action. An investigation into the Citation's allegations by the defendants, including legal representation for the Corporation, has been initiated. Potential liabilities, if any, of the various defendants have not been determined.

Pursuant to agreements with Plaintiff counsel no answer would be filed pending settlement discussions and the filing of an amended complaint properly pleading as a class action suit. In January 1998, the Corporation informed SMC that it could not defend the action. To the Corporation's knowledge, no further settlement discussions have been held and no amended complaint has been filed.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine month period ended September 30, 1998, the Company incurred a loss of $1,165,714 and had an accumulated deficit of $11,701,447 that raise substantial doubt about its ability to continue as a going concern.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

The Regristrant's plan of operations for the remainder of the fiscal year is to complete its 1998 audit as soon as possible and hold a shareholder's meeting in the first quarter of 1999 for the purposes of electing directors, amending the Articles of Incorporation to eliminate the par value of the common stock, authorizing a reverse stock split of the outstanding common stock and any other duly raised business. The Registrant has reduced its overhead expenses to approximately $6,000 per month and expects to have sufficient cash resources for its reduced operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Having investment income as its only source of income raises substantial doubt about the ability of the Company to continue as a going concern.

Results of Operations

Three Months Ended September 30, 1998 Rompared to Restated Three
Months Ended September 30, 1997

The three months ended September 30, 1998, generated a net loss from continuing operations of $541,804 ($.027 per share) compared to a loss of $134,465 ($.011 per share) for the comparable period of 1997. This increase results primarily from establishing a Reserve for the potential uncollectability of the $450,000 notes receivable from NADC and loses from investment securities of $46,226.

Nine Months Ended September 30, 1998 Compared to Nine Months
Ended September 30, 1997

The nine months ended September 30, 1998, generated a net loss from continuing operations of $1,158,740 ($.057 per share) compared to a loss of $494,648 ($.034 per share) for the comparable period of 1997. This increase results primarily from establishing a Reserve for the potential uncollectibility of the $450,000 notes receivable from NADC and loses from investment securities of $326,205.

Part II Other Information:

Item 1. Legal Proceedings

On September 20, 1998, the Registrant was served with the Third Amended Complaint in an action entitled Jeffrey Allard, et al. v. Kidztime TV, Inc., et al in Colorado District Court, Jefferson County, Colorado. The Third Amended Complaint which named Ethika Corporation as a Defendant alleges that Kidztime TV, Inc., a subsidiary of North American Digicom Corporation engaged in an illegal enterprise whereby Kidztime TV and other Defendants obtained approximately $50,000,000 from more than 3,000 individuals during 1996 and 1997, including approximately $1,300,000 obtained fromt he Plaintiffs. The Third Amended Complaint alleges that Ethika is jointly and severally liable with the other Defendants in that Ethika was controlled by NADC and acted in continuation of concealment of the illegal enterpirse in violation of the Colorado Organized Crime Control Act by its execution of a letter of intent and the Agreement and Plan of Reorganization with NADC and by the joint press releases disseminated by Ethika Corporation and NADC. The Third Amended Complaint does not allege that Ethika Corporation sold securities in violation of the Colorado Securities Act or the Colorado Consumer Protection Act.

The Registrant filed its Answer on October 16, 1998 denying the allegations of participation in an illegal enterprise contained in the Third Amended Complaint in that the sale of securities to the Plaintiffs all occurred prior to Ethika entering into the letter of intent and the Agreement and Plan of Reorganization with NADC and prior to the joint press releases disseminated by Ethika Corporation and NADC. In addition the Registrant denied that it was controlled by NADC or otherwise participated in the illegal enterprise or received any proceeds thereof. The Registrant believes that it has substantial defenses to all allegations made against it. While it is not possible at this time to estimate the potential liability of the allegations, any liability in excess of $10,000 would have a materially adverse effect upon the Registrant.

The Registrant also filed a Cross Claim against NADC for the $450,000 of principal and accrued interest loaned to NADC during the first quarter of 1998. As of the date of this Report, NADC has not yet answered the Cross Claim.

Item 6 - Exhibits and Reports on 8K

(a)  Exhibits:  (27) Financial Data Schedule
(b)  8-K filed October 9, 1998, dismissal of Price Waterhouse
Cooper, LLC as Auditors.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ethika Corporation
(Registrant)

Date:  November 18, 1998

By Dennis Brovarone
   ________________
   Dennis Brovarone
   President