Form 10KSB40
period 1998-12-31
ETHIKA CORP
filed 1999-04-15
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                      Commission file number
         DECEMBER 31, 1998                                 0-3296

                               ETHIKA CORPORATION
             (Exact Name of Registrant As Specified In Its Charter)

                  MISSISSIPPI                       64-0440887
               (State or other jurisdiction        (IRS employer
           of incorporation or organization)     identification no.)

                               11249 W 103rd Drive
                           Westminster, Colorado 80021
                     (Address of Principal Executive Office)

        Registrant's telephone number, including area code: 303-637-2351

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $510,767

AS OF MARCH 31 1999, 23,360,346 COMMON SHARES WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE CLOSING AVERAGE OF THE BID AND ASKED PRICES ON THE OVER-THE-COUNTER MARKET ON APRIL 2, 1999) OF ETHIKA CORPORATION HELD BY NON-AFFILIATES (10,429,918 shares) WAS APPROXIMATELY $208,598.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                Certain Exhibits

PART I

ITEM 1 - BUSINESS

General

Ethika Corporation ("Ethika" or the "Corporation"), for the previous two fiscal years had been primarily engaged in publishing electronic reference libraries. During the past fiscal year the Company sold two of its subsidiaries and the third ceased operations. Also during the past fiscal year, the Corporation had entered into a plan of reorganization with North American Digicom Corporation ("NADC"), a Colorado corporation which was engaged in the tele-communications industry. In July 1998 NADC terminated the plan of reorganization. Since that time the Corporation has focused primarily on reducing its operating expenses and paying its liabilities.


Recent Developments

The discussion that follows includes forward-looking statements that involve risks and uncertainties. The Corporation's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section and elsewhere in this report.

Settlement of Litigation and Change in Control

In December 1997 the Corporation entered into a Settlement Agreement with the Plaintiffs of the legal action filed in U.S. District Court for the SouthernDistrict of Mississippi Jackson Division (see Legal Proceedings). The terms of the settlement included; the dismissal of the pending proceeding and mutual release of any and all other claims between the parties, the sale of 7,000,000 shares of the Corporation's common stock to La Salle Investment, Ltd., one of the Plaintiffs for $630,000, (comprised of cash ($25,000) and marketable securities($605,000)), the resignations of three of the Corporation's directors, and the appointment of three directors designated by the Plaintiffs. The resignation of the Corporation's President was requested and received and Dennis Brovarone, one of the newly appointed directors was made President. The new management of the Corporation then embarked on the actions described below.


Agreement and Plan of Reorganization and Termination Thereof

On January 26, 1998, the Corporation entered into an Agreement and Plan ofReorganization (the Reorganization Agreement) with North American Digicom Corporation ("NADC"), a privately owned company headquartered in Lakewood, Colorado, to acquire 100% of the outstanding common stock of NADC. During February and March of 1998, the Corporation extended loans to NADC in the amount of $450,000.

Closing of the Reorganization Agreement was conditioned upon the Corporation holding a Shareholders meeting to approve the Reorganization Agreement and effect certain amendments to the Corporation's Articles of Incorporation as well as other conditions. The Corporation was unable to hold the Shareholders Meeting within a time period acceptable to NADC and in July, 1998 NADC unilaterally terminated the Reorganization Agreement. Concurrent with the termination, Phillip F. Grey, Wayne Johnson and Louis Scotti resigned from the

Corporation's board of directors. NADC defaulted upon the payment of its indebtedness and the Corporation has filed claim against NADC. (see Legal Proceedings).

Disposition of Electronic Publishing Operating Units

Based upon analysis of the electronic publishing market and the amount of capital that will be required to compete effectively in this marketplace, together with the poor performance the Corporation experienced since its entry into this industry, the Board of Directors and management determined it to be in the best interest of the Corporation to divest itself of its electronic publishing business unit which was comprised of Text Retrieval Systems, Inc. Compass Data Systems, Inc. and Legislative Information Systems, Inc. Accordingly, the accompanying financial statements reflect the decision to dispose of this segment.


Acquisition and Disposition of Text Retrieval Systems, Inc.

On April 2, 1996 the Corporation completed the acquisition of Text Retrieval Systems, Inc. ("TRS"), a privately-held corporation based in Ponte Vedra, Beach, Florida. TRS published electronic reference libraries that link related data sources for convenient access by personal computers. The Corporation had previously acquired a 35% initial ownership interest in TRS through the issuance of 100,000 shares of its stock to the TRS shareholders and the extension of a line of credit during 1995. The completion of the purchase transaction included cash paid through prior advances to TRS and the issuance of 2,500,000 shares of contingently returnable common stock. In the fourth quarter of 1996, management determined that earnings targets would not be met. The Corporation in March 1997 amended the agreement whereby the earnings targets were revised and extended through December 31, 1997. Based upon this amended agreement and the Corporation's actual performance for the year ended December 31, 1997, the number of shares issued in this transaction were reduced to 732,640 shares. The remaining 1,767,360 contingently returnable shares issued have been returned to the Corporation and canceled.

As a result of the continued losses in TRS and its extensive capital needs to achieve profitability the Corporation negotiated an agreement to sell TRS. On February 17, 1998, the Corporation completed the sale of Text Retrieval Systems, Inc., to TRS Acquisition Corporation, a closely held corporation for $150,000 and future royalties not to exceed $1,500,000 over the next ten years.


Acquisition and Disposition of Compass Data Systems, Inc. and Code Manager

On August 17, 1996 Ethika purchased 100% of Compass Data Systems, Inc. ("CDS"), a privately-held corporation based in Salt Lake City, Utah for a total purchase price of $500,000 paid as $100,000 in cash and 726,612 shares of common stock. CDS publishes electronic information reference services to a wide variety of industries and organizations. Among its principal product offerings are state tax law reference libraries which keep subscribers current on tax law changes.

On November 22, 1996 the Corporation entered into an agreement with the American Medical Association ("AMA") to cooperatively publish and distribute a newly developed electronic reference library for medical service providers. The new PC-based product, known as CodeManager, simplifies and speeds the coding process of procedures and diagnoses for health insurance claim forms. The publishing, distribution, and future development rights of the CodeManager Reference Library were purchased from American Practice Management, Inc. ("APM") and Consulting Concepts, Inc. in a transaction closed on January 31, 1997 in exchange for 180,000 shares of Ethika common.


On April 2, 1998, the Corporation completed a transaction with Ben Ezra Weinstein and Company, Inc., a publicly held New Mexico corporation ("BNEZ") engaged in the sale of financial software to sell CDS (including Code Manager, see below), and its 8% interest in InfoDynamics including the note receivable from InfoDynamics. The selling price of $850,000 was paid in convertible preferred stock of BNEZ. In September 1998, the Corporation converted its preferred stock into 1,687,000 shares of BNEZ common stock.


Acquisition of Legislative Information Systems, Inc. and Closing Thereof

On June 10, 1997 the Corporation acquired Legislative Information Systems Corporation ("LIS"). LIS became a wholly owned subsidiary of the Corporation through the exchange of 1,123,433 shares of the Corporation's common stock for all of the outstanding stock of LIS. LIS was an electronic publishing company located in Annandale, Virginia specializing in federal aviation regulations, banking regulations, and custom service contracts.

In July, 1998, the Corporation's Board of Directors acting as the sole shareholder of LIS elected Dennis Brovarone as the sole President and Director of LIS and resolved to close the business of LIS. The closing of LIS was a result of the resignation of its president, Donald Withrow on or before May 22, 1998. The Corporation believes that Mr. Withrow's resignation was in violation of his employment agreement with LIS and a breach of his fiduciary duty to LIS as an officer and director.


Employees

At December 31, 1998, the Corporation had one employee, its President.

ITEM 2 -  PROPERTIES

The Corporation's office space is provided by its President without cost to the Corporation.


ITEM 3 - LEGAL PROCEEDINGS

         On September 20, 1998, the Registrant was served with the Third Amended Complaint in an action entitled Jeffrey Allard, et al v. Kidztime TV, Inc., et al in Colorado District Court, Jefferson County, Colorado. The Third Amended Complaint which named Ethika Corporation as a Defendant alleges that Kidztime TV, Inc., a subsidiary of North American Digicom Corporation engaged in an illegal enterprise whereby Kidztime TV and other Defendants obtained approximately $50,000,000 from more than 3,000 individuals during 1996 and 1997, including approximately $1,300,000 obtained from the Plaintiffs. The Third Amended Complaint alleges that Ethika is jointly and severally liable with the other Defendants in that Ethika was controlled by NADC and acted in continuation of concealment of the illegal enterprise in violation of the Colorado Organized Crime Control Act by its execution of a letter of intent and the Agreement and

Plan of Reorganization with NADC and by the joint press releases disseminated by Ethika Corporation and NADC. The Third Amended Complaint does not allege that Ethika Corporation sold securities in violation of the Colorado Securities Act or the Colorado Consumer Protection Act.

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

     On January 6, 1999, the Registrant was served with the Amended Complaint in an action entitled Ramona Chapman et al v. Kidztime TV, Inc., et al in Colorado District Court, Jefferson County, Colorado. This Complaint is virtually identical to the Jeffrey Allard, et al v. Kidztime TV, Inc., et al, action described above. The Registrant filed its Answer to this action on or above January 26, 1999. The Registrant believes that it has substantial defenses to all allegations made against it. While it is not possible at this time to estimate the potential liability of the allegations, any liability in excess of $10,000 would have a materially adverse effect upon the Registrant.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  NONE


                                     PART II

ITEM 5- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's common stock is traded on the OTC Electronic Bulletin Board under the symbol ETKA. The following table sets forth the reported high and low sales price as reported by the OTC Electronic Bullentin Board for the quarters indicated. This information does not include retail markups, markdowns, or commissions.

                                         1998                   1997
                                    ---------------       ---------------
                                    High       Low        High        Low
                                    ----       ---        ----        ---

           Quarter
           First                    0.4375     0.25       0.625    0.40625
           Second                   0.22       0.07       0.5625   0.25
           Third                    0.07       0.03       0.5625   0.140625
           Fourth                   0.06       0.00       0.140625 0.09375

No dividends were paid on the Corporation's common stock during the last two years, and the Corporation does not intend to pay dividends in the foreseeable future. The number of holders of record of common stock of the Corporation on March 31, 1999 was approximately 2,400.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Liquidity and Capital Resources

     Following  the sales of Compass  Data  Systems,  Inc.,  and Text  Retrieval
Systems, Inc., and the closing of Legislative Information Systems, Inc., the Corporation's only sources of liquidity during the fiscal year ended December 31, 1998 were the sale proceeds from the sale of Alanco Environmental Resources Corporation common stock and the Fry Guy equipment lease payments. During the fiscal year, the Corporation sold all of the Alanco shares ending this source of liquidity. In March, 1999 the Corporation agreed to restructure the Fry Guy leases in order to maintain a sufficient level of liquidity to conduct the Corporation's business plan for the current fiscal year. The Corporation's only other capital resources and possible sources of liquidity, are its royalty interest from the sale of Text Retrieval Systems, Inc., and the 1,687,000 shares of Ben Ezra Weinstein and Company, Inc. (BNEZ) common stock. No royalty payment is expected for the fiscal year ended 1998. The BNEZ common stock is eligible for sale and has a present market value of approximately $135,000 though the Company has no present intention to sell the BNEZ shares.

     The Corporation has reduced its overhead expenses to approximately $5,500 per month and expects to have sufficient cash resources for its operations and to continue paying off the Corporation's outstanding liabilities.


Results of Operations

     During the fiscal year ended December 31, 1998, the Corporation completed the discontinuation of its electronic publishing subsidiaries, closed its headquarters in Hilton Head, South Carolina and took other measures to substantially reduce its administrative expenses. Administrative expenses for the second half of the fiscal year (when all of the above were completed) were $413,614 as compared to $1,123,195 for the comparable period for the fiscal year ended December 31, 1997. The fiscal year ended December 31, 1998, generated a net loss of $1,599,461 ($.079 per share) compared to a loss of $1,993,977 ($.151 per share) for the fiscal year ended December 31, 1997. The loss for the fiscal year ended December 31, 1998 is primarily from establishing a Reserve for the potential uncollectability of the $450,000 notes receivable from NADC and loses from investment securities of $668,262.


Plan of Operations for the Current Fiscal Year

     The Corporation's plan of operations for the current fiscal year is to hold a shareholder's meeting for the purposes of electing directors, amending the Articles of Incorporation to eliminate the par value of the common stock and authorizing a reverse stock split of the outstanding common stock. Management considers the elimination of the par value to be advisable because Management believes that par value is an antiquated concept of share value that provides no realistic measure of value and causes a misleading indication of value. Management also believes that a reverse split of the outstanding shares is advisable for the purpose of restructuring the Corporation's capitalization so as to be more attractive to a potential reorganization candidate. Thereafter the Corporation shall seek a privately held business, which seeks to become a publicly held corporation through a change in control reorganization with a publicly held corporation with little or no operations. As of this date, the Corporation has no agreement for such a reorganization and has not held any discussions or negotiations with any party for such a reorganization.


Year 2000 Computer Problems

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

     Although many companies undertake major projects to address the Year 2000 issue, Management does not believe that its operations are highly dependent upon computer programs. However, the Corporation has undertaken to ensure that its associated computer fields were designed and constructed to receive and manipulate four digit integers instead of only two. The Corporation=s computer system has been evaluated and found to adequately address the Year 2000 Issue. As a result, no additional costs are expected to be incurred. The Corporation does not anticipate any material risk resulting from Year 2000 issues in that its computer programs are relatively simple word processing and accounting programs which have been certified as Year 2000 ready. In addition, the Corporation maintains physical files of all essential documents and data.

ITEM 7 - FINANCIAL STATEMENTS

                              MILLER AND McCOLLOM
                          Certified Public Accountants



                          Independent Auditors' Report


Board of Directors
Ethika Corporation


     We have audited the accompanying consolidated balance sheet of Ethika Corporation as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Compan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ethika Corporation as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss from operations of $1,599,461 for 1998 and it has incurred substantial net losses for each of the past two years. As of December 31, 1998, the Company had no source of operating revenues. These factors and the others discussed in Note 13, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



                                                       /s/Miller and McCollom




Denver, Colorado
March 31, 1999


   2170 South Parker Road Suite 270 * Denver, Colorado 80231 *303 745-2217 *
                                Fax 303 745-2265

                       ETHIKA CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1998

                                                      ASSETS
Current assets
    Cash and cash equivalents                      $   43,019
    Accounts receivable                                 7,457
    Cash - escrow                                       5,299
    Note receivable                                    74,683
    Investment securities - Trading                   135,000
                                        -----------------------

Total current assets                                  265,458

Note receivable                                        69,515
                                        -----------------------

Total assets                                        $ 334,973
                                        =======================


                      LIABILITIES AND STOCKHOLDER' EQUITY


Current liabilities
    Accounts payable and accrued expenses                             $ 233,343
                                                             -------------------

Total current liabilities                                               233,343


Common stock, $1 par value authorized 50,000,000 shares;
issued 20,387,658 shares: outstanding 20,360,346 shares             20,361,458
Discount on common stock                                            (8,123,528)
Accumulated deficit                                                (12,135,188)
                                                         -----------------------
                                                                       102,742
Less:  27,312 shares of treasury stock at cost                          (1,112)
                                                         -----------------------

Total stockholders' equity                                              101,630
                                                         -----------------------

Total liabilities and stockholder'  equity                            $ 334,973
                                                         =======================


The accompanying notes are an integral part of these consolidated financial statements.



                       ETHIKA CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations

                                               For the Years Ended December 31,
                                             -----------------------------------
                                              1998                         1997
                                   ---------------------------    -------------------------

General and administrative expenses       $ (413,614)               $  (1,123,195)
Allowance for bad debts                     (477,292)                           -


Interest income                               41,651                      134,381
Gain (loss) on disposal of fixed assets      (35,397)                     341,849
Gain (loss) from investment securities      (668,262)                     (55,719)

Interest expense                                    -                     (18,868)
                                     -------------------------    -------------------------
                                          (1,572,914)                    (721,552)

Income tax benefit                             3,158                       45,500
                                     -------------------------    -------------------------

Loss from continuing operations           (1,549,756)                    (676,052)

Discontinued operations:
Loss from operations                          (6,974)                  (1,237,925)
Loss on disposals                            (42,731)                     (80,000)
                                     -------------------------    -------------------------

Net loss                                $ (1,599,461)                $ (1,993,977)
                                     =========================    =========================

Basic and diluted earnings per share:
Loss from continuing operations         $      (.076)                $      (.051)
                                     =========================    =========================

Loss from discontinued operations       $      (.003)                $      (.100)
                                     =========================    =========================

Basic and diluted net loss per share    $      (.079)                $      (.151)
                                     =========================    =========================



The accompanying notes are an integral part of these consolidated financial statements.


                       ETHIKA CORPORATION AND SUBSIDIARIES
                             Statement of Cash Flows

                                                      For the Years Ended December 31,
                                                    --------------------------------------------
                                                       1998               1997
                                                    -------------------- -------------------
Cash flows from operating activities:
Net loss                                             $ (1,599,461)     $ (1,993,977)
Adjustments to reconcile net (loss)
to net cash provided by operating activities
Depreciation and amortization                                   -           672,634
Loss on disposal discontinued operations                   42,730            80,000
(Gain) loss on disposal of fixed assets                    35,987          (341,849)
Other                                                     (13,168)                -
Realized and unrealized (gain) loss on
investment securities                                     668,262            55,719
Provision for bad debts                                   450,000                 -
Changes in balance sheet accounts:
(Increase) decrease in goodwill and other assets                -            (2,646)
Decrease in assets held for sale                          739,545                 -
(Increase) decrease in accounts receivable                 (7,457)          (16,173)
Decrease in income taxes                                        -            90,317
Decrease in inventory                                           -            21,672
Increase in accrued investment income                           -           (13,737)
Increase (decrease) in accounts payable
and other liabilities                                    (214,469)          (63,395)
Decrease in deferred revenue                                    -              (166)
Sales of investment securities - trading                  217,792                 -
                                                    ---------------- -----------------
Net cash provided by (used from)
Operating activities:                                     319,761        (1,511,601)
                                                    ---------------- -----------------

Cash flows from investing activities:
Note to InfoDynamics                                            -          (250,000)
Issuance of notes receivable                             (450,000)                -
Proceeds from sale of building                                  -           644,370
Proceeds from sale of fixed assets                          9,109                 -
Purchases of equipment                                          -           (43,878)
Payments received from leases                             108,020           103,626
Proceeds from sale of discontinued operations, net       (479,522)               -
                                                    ---------------- -----------------
Net cash (used from) provided by
Investing activities                                     (812,393)          454,118
                                                    ---------------- -----------------


The accompanying notes are an integral part of these consolidated financial statements.


                       ETHIKA CORPORATION AND SUBSIDIARIES
                       Statement of Cash Flows, Continued

                                                  For the Years Ended December 31,
                                                --------------------------------------------
                                                    1998                           1997
                                                -------------------- ------------------
Cash flows from financing activities:
Net (payments) on debt                                          -          (340,008)
Proceeds from issuance of stock                                 -            25,000
                                                -------------------- ------------------
Net cash used from financing activities                         -          (315,008)
                                                -------------------- ------------------

Net increase (decrease) in cash and cash
equivalents                                              (492,632)       (1,372,491)
Cash and cash equivalents - beginning of period           535,651         1,908,142
                                                -------------------- ------------------

Cash and cash equivalents - end of period            $     43,019        $  535,651
                                                ==================== ==================

Supplemental cash flow information:
Cash payments for interest                           $         89        $   18,868
                                                ==================== ==================
Supplemental schedule of non-cash
Investing and financing activities:

Common stock issued for equity
securities of nonaffiliated company                 $           -        $  605,000
                                                ==================== ==================

Assigned lease receivable for
promissory note                                     $     144,198        $        -
                                                ==================== ==================



The accompanying notes are an integral part of these consolidated financial statements.

                               ETHIKA CORPORATION
                  Statement of Changes in Shareholder' Equity
                For the Years Ending December 31, 1998, and 1997


                                                                                                      Retained
                                                                   Discount on      Unrealized        Earnings/           Total
                                    Common                           Common          Realized        Accumulated       Shareholders
                                 Stock Shares          Amount        Stock            Losses           Deficit            Equity
                               -----------------  --------------- --------------  ---------------  ----------------    -------------
Balance at December 31, 1996        12,447,706     $ 12,448,818    (1,123,709)      $         -     $ (8,541,750)      $ 2,783,359

Net loss                                                                                              (1,993,977)       (1,993,977)
Shares issued for AMA product          180,000          180,000       (78,750)                                             101,250
Shares issued for consideration      7,000,000        7,000,000    (6,370,000)                                             630,000
Shares issued for TRS business
combination                            732,640          732,640      (551,069)                -                 -          181,571
                               -----------------  --------------- --------------  ---------------  ----------------    -------------


Balance at December 31, 1997        20,360,346       20,361,458    (8,123,528)                -      (10,535,727)         1,702,203

Net loss                                     -                -              -                -       (1,599,461)        (1,599,461)
                               -----------------  --------------- --------------  ---------------  ----------------    -------------


Balance at December 31, 1998        20,360,346     $ 20,361,458    (8,123,528)     $          -    $ (12,135,188)         $ 102,742
                               ================== =============== =============== ================ =================  ==============


The accompanying notes are an integral part of these consolidated financial statements.

                               ETHIKA CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1998

NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Ethika Corporation (the "Corporation") had operated as an applied technology company through its formerly wholly-owned subsidiaries, Text Retrieval Systems, Inc. ("TRS"), Compass Data Systems, Inc. ("CDS") and Legislative Information Systems, Inc. ("LIS"). See business combination information in Note 5. TRS, CDS and LIS are engaged in publishing electronic libraries that link related data sources for convenient access by personal computers. Certain products of TRS, CDS, and LIS are sold nationally, while others are specific to states such as Florida, Missouri, and Kansas.

BASIS OF PRESENTATION

During the first quarter of 1998, the Board of Directors and management began to implement a plan of disposition for the Corporation's operating units; TRS, CDS and LIS. Accordingly, the operations of these segments have been presented as discontinued operations in the accompanying financial statements.

On February 17, 1998, the Corporation completed the sale of Text Retrieval Systems, Inc. to TRS Acquisition Corporation, a closely held corporation for $150,000 cash and future royalties not to exceed $1,500,000 over the next ten years. Moreover on April 2, 1998, the Corporation completed a transaction with Ben Ezra Weinstein and Company, Inc., a publicly held New Mexico corporation ("BNEZ") engaged in the electronic publishing of financial software to sell CDS and its 8% equity interest in InfoDynamics, Inc., including the note receivable from InfoDynamics, Inc. The selling price of $850,000 was paid in convertible preferred stock BNEZ which has not resulted in any impairment of the net assets. The negotiations on or about July 1, 1998, management closed the business of LIS and have taken appropriate action to dissolve the LIS Corporation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks and money market investments, which carry no withdrawal restrictions, and that have original maturity of ninety days or less.

                               ETHIKA CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1998

NOTE 2 BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INVESTMENTS

At December 31, 1998, and 1997 marketable securities were classified as trading, which, under the provisions of Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities, were reported at market value with unrealized market gains or losses being reflected in the statement of operations. During the years ended December 31, 1998, and 1997, the reported unrealized losses of $648,888 and $55,719 and $19,296 realized losses in 1998.

REVENUE RECOGNITION

The Corporation recognized revenue for software sales ratably over the period of each product's subscription life. The Corporation's various products were updated annually, quarterly and monthly based on content, availability and/or specific customer agreements. The Corporation's various products are updated annually, quarterly and monthly based on content availability and/or specific customer agreements. Revenue associated with sales of TRS' primary product are not recognized until cash is collected due to the customer' right of return and limited history of returns for the product. Revenue associated with customer programming was recorded, when completed and billed.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of these assets which are thirty years for the building; three years for computer hardware and software; and five to seven years for furniture and fixtures.

INVENTORY

Inventory consists primarily of software product manuals and promotional materials. Inventory is valued based on an average cost method.

INTANGIBLE ASSETS

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

                               ETHIKA CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1998

NOTE 2 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

USE OF ESTIMATES

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

INCOME TAXES

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

EARNINGS PER SHARE

The Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") during 1997. SFAS No. 128 provides for new accounting principles to be used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. The Corporation has restated its net loss per share for all periods presented to give effect to SFAS No. 128 and to reflect the acquisition of LIS. Basic and diluted earnings per share are based on the weighted average number of common shares outstanding of 20,360,346 and 13,161,467, and for the years ended December 31, 1998, and 1997, respectively.

                              ETHIKA CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1998

NOTE 2 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RESTATEMENT AND RECLASSIFICATIONS

Certain 1997 amounts have been retroactively restated to reflect the merger with LIS, which has been accounted for as a pooling-of-interests. Certain amounts in the prior year' statements have been reclassified to conform with the current year financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

The Corporatio's former headquarters in Jackson, Mississippi, was sold in July 1997 for a gain of $341,849. The Corporation had operating lease agreements for office space, and certain office equipment. Ethika's corporate office space is leased from a former member of the Board of Directors at the rate of approximately $1,400 per month. For the years ended December 31, 1998, and payments on all operating leases were $11,994 and $161,515.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses at December 31, 1998, follows:

                                             1998
                                    ----------------------

Accrued expenses                               $ 179,573
Accounts payable                                  53,760
                                    ----------------------

                                               $ 233,333
                                    ======================

At December 31, 1996, the Corporation had a Note Payable to a bank bearing interest at prime plus 3/4% (9.25% at December 31, 1996), payable in monthly installments of $11,846, secured by the land and building. The Corporation sold these assets (See Note 3) in 1997 repaid the entire note balance. The Corporation had no debt obligations other than normal accounts payable and accruals at December 31, 1998.

                               ETHIKA CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1998

NOTE 5 - BUSINESS COMBINATIONS

On April 2, 1996, the Corporation completed the acquisition of Text Retrieval Systems, Inc. ("TRS"), a privately-held corporation based in Ponte Vedra Beach, Florida. The transaction has been accounted for as a purchase and accordingly the results of operations of TRS since April 2, 1996, have been included in the Corporation's Results of Operations. TRS publishes electronic reference libraries that link related data sources for convenient access by personal computers. The Corporation had previously acquired a 35% initial ownership interest in TRS through the issuance of 100,000 shares of its stock to the TRS shareholders and the extension of a line of credit during 1995. The completion of the purchase transaction included cash paid through prior advances to TRS and the issuance of 2,500,000 shares of contingently returnable common stock. Management originally believed it was probable that the established targets would be met in total; accordingly, as of April 2, 1996, the fair value of the 2,500,000 contingently returnable shares ($1,991,250) was included in the purchase price resulting in a total estimated purchase price at acquisition of $2,659,482. In the fourth quarter of 1996, management determined that earnings targets would not be met in total and accordingly, recorded an adjustment to the purchase price reducing intangible assets by the remaining unamortized balance related to the contingent shares of $1,792,125. The Corporation in March 1997, amended the agreement whereby the earnings targets were revised and extended through December 31, 1997. Based upon this amended agreement and the Corporation's actual performance for the year ended December 31, 1997, the number of shares issued in this transaction were reduced to 732,640 shares. The remaining 1,767,360 contingently returnable shares issued have been returned to the Corporation and canceled. The issuance of the additional shares resulted in recording of additional goodwill in 1997. Additional consideration of $181,571 was recorded as goodwill in the fourth quarter of 1997. Related amortization expenses of $67,829 have been recorded in the December 31, 1997, financial statements.

During 1995 and the first quarter of 1996, the Corporation accounted for its initial investment in TRS by the equity method under which the Corporation's share of the net loss of the affiliate was recognized in the Corporation's operations and included as an adjustment to the investment balance. The losses recorded by the Corporation were $265,643 and $48,687 for the quarter ended March 31, 1996, and the year ended December 31, 1995, respectively.

Amortization expense of approximately $503,000 recorded during the year ended December 31, 1996, relating to TRS intangible assets include a write-off of $171,000 for one of the two products being developed by TRS at the time of acquisition (a real estate library product). During the fourth quarter of 1996, the Corporation elected to abandon this product because management subsequently determined the product had limited marketability.

                               ETHIKA CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1998

NOTE 5- BUSINESS COMBINATIONS, CONTINUED

On February 17, 1998, the Corporation completed the sale of Text Retrieval Systems, Inc. to TRS Acquisition Corporation, a closely held corporation for $150,000 cash and future royalties not to exceed $1,500,000 over the next ten years.

Effective August 17, 1996, the Corporation purchased 100% of the outstanding common stock of CDS, a privately-held corporation based in Salt Lake City, Utah for a total purchase price of $500,000 which included the issuance of 726,612 shares of the Corporation's common stock with a fair market value of $400,000. The transaction has been accounted for as a purchase, accordingly the results of operations of CDS since August 17, 1996, have been included in the accompanying financial statements.

Effective October 1, 1996, the Corporation revised estimates used in determining the lives of intangible assets acquired through its acquisition of TRS and CDS from five years to three years.

On June 10, 1997, the Corporation acquired Legislative Information Systems Corporation ("LIS") in a business combination accounted for as a pooling of interests. LIS became a wholly owned subsidiary of the Corporation through the exchange of 1,123,433 shares ($616,203) of the Corporation's common stock for all of the outstanding stock of LIS. The effect of the LIS acquisition for the years ended December 31, 1996, and 1995 was to include $633,814 and $634,804, respectively, of additional revenues and $153,601 and $25,679, respectively, of additional net loss. These amounts are included in the amount reported for loss from discontinued operations.

                               ETHIKA CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1998

NOTE 6 - INCOME TAXES

The Corporation files a consolidated federal income tax return and state income returns in various states as required by the applicable state income tax laws.

Net deferred tax liabilities (assets) from continuing operations consist of the following components as of December 31:

                                                      1998             1997
                                              ----------------   ---------------

Deferred tax assets:
    Amortization of non-compete               $            -      $      12,445
    Deferred revenue                                       -             97,165
    Unrealized loss on equity investment             357,410            357,410
    Allowance for bad debts                          153,000              5,199
    Net operating loss carry-forward               1,258,003            953,882
    Unrealized loss in marketable securities         220,622             18,944
                                              ----------------   ---------------
                                                   1,989,053          1,445,045
Valuation allowance                               (1,989,035)        (1,445,045)
                                              ----------------   ---------------
Deferred tax asset                                         -                  -
                                              ----------------   ---------------
Net deferred tax liability                     $           -      $           -
                                              ----------------   ---------------

The Corporation recorded a valuation allowance of $1,989,053 and $1,445,045 as of December 31, 1998, and 1997 respectively, due to the uncertainty of the Corporation's ability to realize future benefits of net operating loss carry-forwards or other future tax deductions.

The (provision for) benefit from income taxes for the year ended December 31 is summarized as follows:

                                      1998                     1997
                              ---------------     --------------------

Current                           $ 402,503                $ 429,138
Deferred                           (399,345)                (383,638)
                              ---------------     --------------------

                                $     3,158               $   45,500
                              ===============     ====================

                               ETHIKA CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1998

NOTE 6 INCOME TAXES, CONTINUED

The Corporation has net operating loss carry-forwards at December 31, 1998, of approximately $3,700,000 which expire through 2018.

The Corporation's effective income tax (provision) benefit from continuing operations differs from amounts applying the statutory federal income tax rate of 34% as follows:

                                         1998                     1997
                                 --------------         ----------------

Expected tax benefit                $ 543,817                $ 662,482
Non-deductible goodwill                     -                 (201,966)
Valuation allowance                  (543,990)                (471,895)
Other                                   4,331                   56,879
                                 --------------        -----------------

Total income tax benefit          $     3,158                 $ 45,500
                                 ==============        =================

NOTE 7 - DISCONTINUED OPERATIONS

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

Revenues for the Segment approximated $510,767 and $1,641,000 for the years ended December 31, 1998, and 1997, respectively.

                               ETHIKA CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1998

NOTE 7 - DISCONTINUED OPERATIONS, CONTINUED

As a part of the plan of disposal, the Corporation completed the sale of TRS to TRS Acquisition Corporation, a closely held corporation, for $150,000 in cash and future royalties not to exceed $1,500,000 over the next ten years. The Corporation placed $50,000 in escrow to pay unrecorded liabilities and other items. As of December 31, 1998, $42,731 of these funds has been disbursed.

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

NOTE 8 - STOCK OPTIONS AND STOCK-BASED COMPENSATION

On May 26, 1995, the Corporation created the 1995 Stock Option Plan (the "Plan") with a maximum amount of 500,000 common stock shares reserved for options eligible to be granted under the Plan during its ten-year life. The Corporation granted various stock options to Employees and Directors during 1998 and 1997. As of December 31, 1998, there were no remaining common stock shares reserved for granting and there were 1,500,000 options outstanding from the Plan. Employees vest in stock options granted at the rate of 20% each year on a cumulative basis commencing one year after the date of grant. Members of the Corporation's Board of Directors vest in stock options at the grant date. If an optionee is involuntarily terminated for reasons other than justifiable cause, all outstanding options become vested and may be executed within three (3) months of termination. Due to involuntary terminations subsequent to December 31, 1997, 290,000 options granted to purchase common stock, will be exercisable on or before April 30, 1998. If not exercised at that time these options will expire.

                               ETHIKA CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1998

NOTE 8- STOCK OPTIONS AND STOCK-BASED COMPENSATION, CONTINUED

As permitted by SFAS 123, "Accounting for Stock-Based Compensation," the Corporation has elected not to record compensation cost for stock options in the accompanying statement of operations. The compensation cost for the Corporation's stock options have been determined based on the fair value at the grant dates consistent with the methodology prescribed by SFAS 123. The Corporation's net loss and loss per share would have been increased to the pro forma amounts indicated below if these amounts had been recorded in the financial statements:

                                       1998                        1997
                                 --------------------    -----------------------

Net loss          As reported         $ (1,599,461)               $ (1,993,977)
                  Proforma            $ (1,608,557)               $ (2,040,597)

Loss per share    As reported         $      (.076)               $     (0.151)
                  Proforma            $      (.079)               $     (0.155)


The fair value of each option  grant is estimated on the date of grant using the
Black  Scholes   option-pricing   model  with  the  following   weighted-average
assumptions used for grants in 1998 and 1997:

                   Dividend yields                            0%
                   Expected volatility                      137%
                   Risk-free interest rate                 6.26%

                   Expected life of option                 4 years


The fair value of options granted during 1998, and 1997 was $9,096 and $46,620 respectively.

                               ETHIKA CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1998

NOTE 8 - STOCK OPTIONS AND STOCK-BASED COMPENSATION, CONTINUED

The following table summarized the changes in the number of options included under the Plan:

                                                                       Weighted-
                                                       Exercise        Average
                                      Shares          Price Range      Exercise
                                                                       Price
                                   -------------  ----------------  ------------

Outstanding at December 31, 1995       140,000      $ .50 - $.91           $.80
Granted                                130,000       $.59 - $.68           $.62
Canceled                               (20,000)             $.91           $.91
                                   -------------
Outstanding at December 31, 1996       250,000       $.50 - $.91           $.70
Granted                                125,000       $.32 - $.42           $.41
Canceled                               (20,000)             $.68           $.68
                                   -------------
Outstanding at December 31, 1997       355,000       $.35 - $.91           $.60
Granted                                500,000              $.02           $.02
Canceled                              (355,000)      $.35 - $.91           $.60
                                   -------------
Outstanding at December 31, 1998     1,500,000              $.02           $.02
                                   =============

As of December 31, 1997, the total number of exercisable stock options were 88,000.

In addition to 1,500,000 exercisable stock options issued to current directors, on December 30, 1998, the Board of Directors authorized the issuance of 1,000,000 shares of the Corporation's common stock to each current directors. Such shares shall vest in their entirety in one year from date of issuance or on the date of closing of any reorganization or merger.

NOTE 9 - NOTE RECEIVABLE

During 1995, the Corporation entered into leasing activities which consist of the leasing of fry cook units to be placed in various locations and operated by the lessee. All of the Corporation's leases are classified as direct financing leases. Under the direct financing method of accounting for leases, the total net rental receivable under the lease contracts are recorded as a net investment in direct financing leases, and the unearned income on each lease is recognized each month at a constant periodic rate of return on the unrecovered investment. At December 31, 1998, the Corporation had a net investment in direct financing leases of $171,490.

On March 12, 1999, the Corporation entered into an agreement with the Parent Corporation of the lessee, whereby the Corporation assigned its leases to the Parent Corporation for a non interest bearing promissory note in the amount of $128,000 plus a $12,000 cash payment. The note provides for sixteen monthly installments of $8,000 beginning on April 15, 1999. The Corporation recorded the note at present value of $144,198 imputing interest at 8.00%. The Corporation recognized a loss of $27,292 on this transaction.

                               ETHIKA CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1998

NOTE 10 - CONTINGENCIES

The Corporation was notified by Standard Management Corporation on June 26, 1997, that its subsidiary, Standard Life Insurance of Indiana, had received a Citation and Original Petition captioned "Rilla Lindley versus Standard Life Insurance Company of Indiana, Dixie National Life Insurance Company, Randy Owens" filed in 2nd Judicial District Court, Parish of Brenville, State of Louisiana. Standard's notification constituted a claim notice pursuant to
Section 10.3 of the Second Restated Stock Purchase Agreement dated August 30, 1995, by and among Standard Life and Dixie National Life and Dixie National Corporation (now Ethika Corporation) in which Ethika agreed to indemnify Standard under certain conditions against qualified third-party claims originating prior to the sale of Dixie National Life to Standard. The scope of Ethika's indemnity obligation, if any, under the Agreement is limited to claims predicated upon occurrences prior to closing based on actions or inactions of Dixie National Life Insurance Company.

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

On September 20, 1998, the Registrant was served with the Third Amended Complaint in an action entitled Jeffrey Allard, et al. v. Kidztime TV, Inc., et al in Colorado District Court, Jefferson County, Colorado. The Third Amended Complaint which named Ethika Corporation as a Defendant alleges that Kidztime TV, Inc., a subsidiary of North American Digicom Corporation engaged in an illegal enterprise whereby Kidztime TV and other Defendants obtained approximately $50,000,000 from more than 3,000 individuals during 1996 and 1997, including approximately $1,300,000 obtained from the Plaintiffs. The Third Amended Complaint alleges that Ethikka is jointly and severally liable with the other Defendants in that Ethika was controlled by NADC and acted in continuation of concealment of the illegal enterprise in violation of the Colorado Organized Crime Control Act by its execution of a letter of intent and the Agreement and Plan of Reorganization with NADC and by the joint press releases disseminated by Ethika Corporation and NADC. The Third Amended Compliant does not allege that Ethika Corporation sold securities in violation of the Colorado Securities Act or the Colorado Consumer Protection Act.

                               ETHIKA CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1998

NOTE 10 - CONTINGENCIES, CONTINUED

The Registrant filed its Answer on October 16, 1998, denying the allegations of participation in an illegal enterprise contained in the Third Amended Complaint in that the sale of securities to the Plaintiffs all occurred prior to Ethika entering into the letter of intent and the Agreement and Plan of Reorganization with NADC and prior to the joint press releases disseminated by Ethika Corporation and NADC. In addition the Registrant denied that it was controlled by NADC or otherwise participated in the illegal enterprise or received any proceeds thereof. The Registrant believes that it has substantial defenses to all allegations made against it. While it is not possible at this time to estimate the potential liability of the allegations, any liability in excess of $10,000 would have a materially adverse effect upon the Registrant.

On January 6, 1999, the Registrant was served with an Amended Complaint in an action entitled Romona Chapman et al v. Kidztime TV, Inc., et al in Colorado District Court, Jefferson County, Colorado. This complaint is virtually identical to the action described above.

The Registrant also filed a Cross Claim against NADC for the $450,000 of principal and accrued interest loaned to NADC during the first quarter of 1998. As of the date of this Report, NADC has not yet answered the Cross Claim.

NOTE 11 - SALE OF COMMON STOCK - LAWSUIT SETTLEMENT

On September 16, 1996, a lawsuit was filed in the United States District Court for the Southern District of Mississippi, Jackson Division, styled EURAM B.V., Peeper, et al. vs. Ethika by certain plaintiffs against Ethika and its then Chairman, S.L. Reed, Jr. This suit alleged breach of fiduciary duties, fraud, and conspiracy to breach fiduciary duty of loyalty and care, breach of contract, misrepresentation, and conversion. These allegations arose from the transactions surrounding the Corporation's issuance of 2,000,000 shares of its stock in exchange for 16% interest in PMM and the sale by the Corporation of $2,000,000 of its stock in exchange for shares of Alanco stock with an aggregate market value of $2,000,000. On October 30, 1996, Ethika filed answers to the suit and instituted a counterclaim against the individuals named in the above suit and other defendants not named in the original suit.

On December 12, 1997, Ethika entered into a settlement by mutual agreement of all parties to this lawsuit. Terms of the settlement includes (1) withdrawal and dismissal of any present or future lawsuits among the parties; (2) sale of 7,000,000 shares of Ethika unregistered common stock to La Salle Investment, Ltd., a party to the lawsuit for $0.09 per share (see below); (3) Ethika calling a Meeting of Shareholders for the purpose of electing Directors and voting on such

                               ETHIKA CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1998

NOTE 11 - SALE OF COMMON STOCK - LAWSUIT SETTLEMENT, CONTINUED

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

NOTE 12 - REORGANIZATION AGREEMENT

On January 26, 1998, the Corporation entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with the North American Digicom Corporation ("NADC"), a privately owned company headquartered in Lakewood, Colorado, to acquire 100% of the outstanding common stock of NADC in exchange for Ethika common stock. The NADC shareholders would have received approximately 95% of the then outstanding shares.

Subsequent to the approval of the Reorganization Agreement by the Board of Directors of Ethika and NADC, Ethika extended a line of credit to NADC not to exceed $500,000 to be secured by NADC's equipment and accounts receivable. As of March 31, 1998, $450,000 with interest at 6% had been advanced against this line of credit.

On July 30, 1998, the Registrant received notification from North American Digicom Corporation (NADC) that it had abandoned its Reorganization Plan with the Registrant. Concurrent with its termination, Phillip F. Grey, Wayne Johnson and Louis Scotti resigned from the Registrant's board of directors. The Registrant and NADC had previously agreed to extend the closing of the Agreement and Plan of Reorganization until August 31, 1998. However, due to the inability of either party to satisfy the terms of the agreement on or before such date, NADC chose to terminate the Reorganization Plan.

Repayment of the $450,000 loaned by the Registrant to NADC is in default and the Registrant has provided $450,000 allowance against the note.

                               ETHIKA CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1998

NOTE 13 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the twelve month period ended December 31, 1998, the Company incurred a loss from operations of $1,599,461 and had an accumulated deficit of $12,135,188 that raise substantial doubt about its ability to continue as a going concern.

NOTE 14 - YEAR 2000 COMPLIANCE

The only software program the Company utilizes is a general ledger program. The Company does not anticipate any compliance problems with its software programs or vendors.

PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors of the Corporation are:

                                       Director
           Name               Age        Since

Russell C. Burk                41        1997
Dennis Brovarone               43        1997
Dennis P. Nielsen              56        1997


Each director holds office until the next annual meeting of shareholders or until a successor shall be duly elected and qualified.

The executive officer of the Corporation is:

                                                        Executive Officer
        Name                               Age                  Since

Dennis Brovarone                            43                   1997
Chairman and President,
Chief Executive Officer

The Corporation's officer serves at the pleasure of the Board of Directors.

BUSINESS EXPERIENCE

The principal occupations and business experience for the last five years or more of the directors and executive officer of the Corporation are as follows:

Dennis Brovarone - Mr. Brovarone, 43, has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990. He was elected to the Board in December 1997 and is Chairman of the Corporation's Board of Directors. Mr. Brovarone also serves as President. Prior to 1990, Mr. Brovarone served as in-house counsel to R.B. Marich, Inc.; a Denver, Colorado based brokerage firm. Mr. Brovarone served as President (Chairman) of the Board of Directors of The Community Involved Charter School, from January 1995 to March
1998, a four-year old K-12 independently chartered public school located in Lakewood, Colorado. He also serves as a Director of Innovative Medical Services, a publicly held corporation located in San Diego, California.

Russell C. Burk - Mr. Burk, 41, has been practicing corporate securities law since 1990 and as a sole practitioner since 1997. He was elected to the Board in December 1997. From 1993 to 1997, Mr. Burk was Vice President, General Counsel for RAF Financial Corporation, Denver, Co.

Dennis Nielsen - Mr. Nielsen, 56, has been a director since March 1993, he has been self employed as a business consultant offering assistance to business on restructuring, financing or assisting with possible mergers or acquisitions. Previously he was owner of P&N, Inc. and Hufburn Sales, Inc., both automobile dealerships.

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


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Executive Officers and Directors and persons who own more than 10% of its common stock to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Corporation with copies of all Section 16(a) forms filed by such person. Based upon a review of the initial and annual statements of beneficial ownership, the Corporation's Executive Officer and Directors have timely filed their reports of ownership.


ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning the total compensation paid or awarded to the Corporation's Chief Executive Officer for services rendered in all capacities to the Corporation and its subsidiaries.

                                                                      Number of
                                               Annual                Securities
Name and                                    Compensation             Underlying
Principal Position          Year          Salary      Bonus           Options

Dennis Brovarone            1998         $60,000        $0             500,000
President and Chairman

Option Grants in 1998

The following table sets forth information concerning options to purchase shares of common stock which were granted during 1998 to the individuals named in the Summary Compensation table.

                  Date          Number of Shares     Exercise  Date
Name              Granted       Underlying Option(1) Price(1)  Exerciseable
--------------------------------------------------------------------------------
Dennis Brovarone       12/30/98       500,000          $0.02     (2)
Russell Burk           12/30/98       500,000          $0.02     (2)
Dennis Nielsen         12/30/98       500,000          $0.02     (2)

(1) Not subject to adjustment as a result of any reverse split of the outstanding common stock

(2) Exercisable ninety days from the date of closing of any reorganization or merger agreement which results in a change in control of the Corporation and expiring if unexercised by December 31, 2004.

Fiscal Year End Option Value Table: Omitted as the Options granted have not vested and are not exercisable


COMPENSATION OF DIRECTORS

Directors who are not employees of the Corporation received no cash compensation or reimbursement of expenses.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth pertinent information as to the beneficial ownership of the Corporation's common stock as of March 31, 1999 of persons known by the Corporation to be holders of 5% or more of the outstanding common stock. Information as to the number of shares beneficially owned has been furnished by the persons named in the table as the holders of 5% or more of such common stock.

Name and Address                          Shares
Of Beneficial Owner                       Beneficially Owned    Percent of Class

        Alfred Peeper                    9,930,328 (1)              42.5%
        Calle Hamburg 22
        Benidorm, Spain ALC 03500

        Argere Holdings, S.A.              420,000 (1)(2)            1.8%
        18 Boulevard Royal
        L-2449 Luxembourg

        Eur-Am B.V.                        610,100 (1)(3)            2.6%
        Calle Hamburg 22
        Benidorm, Spain ALC 03500

        La Roche Holdings, S.A.            902,500 (1)(4)            3.9%
        18 Boulevard Royal
        L-2449 Luxembourg

        La Salle Investment, Ltd.          7,997,828 (1)(5)         34.2%
        35 Rue De Bains
        Geneva, Switzerland 1205


(1) Alfred Peeper is an investment manager headquartered and operating in Benidorm, Spain. Mr. Peeper holds a power of attorney for each following person which gives him authority to purchase, sell, and exercise all voting rights relating to each "Group Member." This Reporting Person represents 42.5% of the total outstanding shares of Ethika common stock.

(2) Argere Holdings, S.A. is a corporation organized under the laws of Luxembourg. Mr. Jacque Benzeno, Mr. Andre Labranche and Ms. Marie-Paule Mockel are the directors with the power to revoke Mr. Peeper's power of attorney.

(3) Eur-Am, B.V., is a corporation organized under the laws of the Netherlands. Mr. Peeper and Mr. Evert Eggink are the directors with the power to revoke Mr. Peeper's power of attorney.

(4) La Roche Holdings, S.A. is a corporation organized under the laws of Luxembourg. Jacques Benzeno, Andre LaBranche and Marie-Paule Mockel are the directors with the power to revoke Mr. Peeper's power of attorney.

(5) La Salle Investment, Ltd., is a corporation organized under the laws of Ireland. Jean Claude Roder and Claude Oberson are the directors with the power to revoke Mr. Peeper's power of attorney.

Security Ownership of Management

The following table sets forth information as to the beneficial ownership of the Corporation's common stock as of March 31, 1999, by each Director, nominee; Executive Officer named in the Summary Compensation Table and by all Directors and Executive Officers as a group.

       Name of                             Shares                    Percent
       Beneficial Owner                    Beneficially Owned        of Class

       Dennis Brovarone                    1,000,000                   4.2%
       Russell C. Burk                     1,000,000                   4.2%
       Dennis P. Nielsen                   1,000,000                   4.2%
       Directors, nominees, and
       Executive  Officers  as a group     3,000,000                  12.6%
       (3 persons)

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporation did not enter into any reportable relationships or transactions with its officers, directors or control persons during the fiscal year ended December 31, 1998, except for the granting of shares and options to the directors as set forth above.


ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

The following documents are filed as part of this report under Part II, Item 8:

Financial Statements

Reference  is made to the Index to  Financial  Statements  included in Item 8 of
Part II hereof, where such documents are listed.

(a) Exhibits as Required by Item 601 of Regulation S-B:

Exhibit
Number       Description                        Incorporation by Reference to

(3)(a)(1)  Articles of Incorporation as         Registrant's Annual Report on
           Amended and restated                 Form 10-K for the year ended
                                                December 31, 1985. Exhibit (3a)

(3)(a)(2)  Articles  of  Amendment to the       Registrant's  Annual  Report  of
           Articles  of  Incorporation  of      Form 10-K for the year ended
           Dixie National Corporation           December 31, 1994. Exhibit
           Dated May 23, 1986                   (3)(a)(2).

3)(a)(3)   Articles of Amendment to the         Registrant's Annual Report on
           Articles of Incorporation of         Form 10-K for the year ended
           Dixie National Corporation           December  31,  1994.  Exhibit
           Dated January 24, 1995               (3)(a)(2).

(3)(b)     Bylaws, as amended                   Registrant's Annual Report on
                                                Form 10-K for the year ended
                                                December, 31, 1990.  Ex. (3(b).

(3)(b)(1) Amendment to Article III              Registrants Annual Report on
          of Bylaws Effective                   Form 10-K for the year ended
          Jan. 24, 1996                         December 31, 1995.  Ex.(3)(b)(1)

(3)(b)(2) Amendment to Article IV of            Registrants Annual Report on
          Bylaws Effective March 24, 1996       Form 10-K for the year ended
                                                December 31, 1995. Ex.(3)(b)(2)

(3)(b)(3) Amended Bylaws at Article III         Registrants Annual Report on
          Effective September 26, 1996          Form 10-K for the year ended
                                                December 31, 19965. Ex.(3)(b)(3)

(2)(1)    Agreement and Plan of Reorganization  Registrant's Annual Report of
          for Ethika Corporation to acquire     Form 10-K for the year ended
          North American Digicom Corporation    Dec  31, 97  Ex( 2)(1)(4)

(2)(7)  Purchase Agreement between Ethika     Registrant's Annual Report of Form
        Corporation and TRS Acquisition Corp. 10-K for the year ended
                                              Dec  31, 1997 Ex(2)(7)

(2)(8)  Stock Purchase Agreement between      Registrant's Annual Report of Form
        Ethika Corporation and Ben Ezra       10-K for the year ended
        Weinstein & Company for the sale of   December 31, 1997 Exhibit (2)(8)
        Compass Data Systems, Inc. to Ben
        Ezra Weinstein & Company

(10)(1) Agreement to restructure Fry Guy Equipment Leases

(21)    Subsidiaries of the Registrant

(27)    Financial Data Schedule



(b) Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        ETHIKA CORPORATION
                                                       (Registrant)
Date: April 14, 1999                                By: /s/Dennis Brovarone
                                                       -------------------
                                                       Dennis Brovarone
                                                       Chairman of the Board
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Dennis Brovarone                                           April 14, 1999
---------------------
Dennis Brovarone
Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)


/s/ Russell Burk                                              April 14, 1999
---------------------
    Russell Burk, Director

/s/ Dennis Nielsen                                            April 14, 1999
---------------------
    Dennis Nielsen, Director