Form 10QSB
period 1999-03-31
ETHIKA CORP
filed 1999-05-24
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                      For Three Months Ended March 31, 1999
                          Commission File Number 0-3296

                               ETHIKA CORPORATION
             (Exact name of registrant as specified in its charter)


                             MISSISSIPPI 64-0440887
                  (State of other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)

                              11249 W. 103rd Drive
                           Westminster, Colorado 80021
                     (Address of Principal Executive Office)

        Registrant's telephone number including area code: (303) 637 2351


Former name, former address, and former fiscal year, if changed since last report: NONE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       CLASS                                    Outstanding at May 8, 1999
    Common Stock, $1.00 par value                     23,360,346

                               ETHIKA CORPORATION

                                      INDEX

PART I: FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated  balance  sheets - March 31, 1999
          and  December  31, 1998......................................3

          Consolidated  statements of operations for the three
          months ended March 31, 1999 and 1998.........................4

          Consolidated statements of cash flows for the three months ended September 30, 1999 and 1998............................5

          Notes to consolidated financial statements...................6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................13

PART II. OTHER INFORMATION

         None

Signatures .......................................................... 15

ETHIKA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet  March 31, 1999 and December 31,  1998
(Unaudited)
                                              March 31, 1999   December 31, 1998
ASSETS
Current Assets:
  Cash and cash equivalents                    $      36,483       $      48,318
  Accounts receivable, net of allowance
  for doubtful accounts                                7,457               7,457
  Investment securities- Trading                     135,000             135,000
  Note Receivable                                     62,683              74,683
                                                      ------              ------
Total Current Assets                                 241,623             265,458

Note Receivable - Non current                         69,516              69,515

Total Assets                                    $    311,139        $    334,973
                                                ============        ============



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses         $    227,344        $    233,343
                                                ------------        ------------

Total Current Liabilities                            227,344             233,343
                                                ------------        ------------


Stockholders' Equity
Common Stock, $1 par value authorized 50,000,000 shares;
 issued 23,387,658 shares and 14,975,018; outstanding
 23,360,346 shares and 14,947,706 shares;         23,361,458         20,361,458
Discount on Common Stock                        ( 11,108,528)      (  8,123,528)
Accumulated Deficit                              (12,168,023)       (12,135,188)
Less: 27,312 shares of Treasury stock at cost   (      1,112)      (      1,112)
                                                 -----------        -----------
Total Stockholders' Equity
                                                      83,795            101,630
                                                      ------            -------
Total Liabilities and Stockholders' Equity     $     311,139      $     334,973
                                               =============      =============




The Accompanying notes are an integral part of these Consolidated Financial Statements

Ethika Corporation and Subsidiaries
Consolidated Statement of Operations
For the three months ended March 31, 1999 and 1998
(Unaudited)


                                             March 31, 1999       March 31, 1998
                                             --------------       --------------
  General and administrative expenses        $       32,849       $      129,991


  Interest income                                        14               17,715
  Gain (loss) on disposal of fixed Assets                                  2,402
  Gain (loss) from investment securities                                   5,255



  Interest expense                                        -                    -
                                                     ------              -------
Income tax benefit                                        -                    -
                                                     ------              -------

Loss from continuing operations                  (   32,835)           (104,619)
                                                ------------           ---------


Net loss                                         ($  32,835)          ($104,619)
                                                 ===========          ==========

Basic and diluted earnings per share:
Loss from continuing operations                      $(.001)             $(.005)
                                                     ======              ======

Loss from discontinued operations                    $(.001)             $(.000)
                                                     ======              ======

Basic and diluted net loss per share                 $(.001)             $(.005)
                                                     ======              ======




The Accompanying notes are an integral part of these Consolidated Financial Statements

    Ethika Corporation and Subsidiaries Consolidated Statement of Cash Flows
               For the three months ended March 31, 1999 and 1998

                                              March 31, 1999      March 31, 1998
Cash Flows from Operating Activities:
Net loss                                        ($    32,835)         ($104,619)
Adjustments to reconcile net (loss)
 to net cash provided by operating activities
Depreciation and Amortization                              -              1,202
Realized and unrealized (gain)loss on
 investment securities                                     -             (4,059)
Changes in balance sheet accounts:
(Increase) decrease in  accounts receivable
(Increase) decrease in  inventory
Decrease in Assets held for sale                                        176,822
Increase ( decrease) in accounts payable         (     6,000)          (173,351)
 and other liabilities
Increase ( decrease) in deferred revenue
Sales of investment securities - trading                                113,340
                                                                        -------
Net cash provided by (used from)
Operating activities                             (    38,835)             9,335

Cash flows from investing activities:
Payments received from leases                                            28,632
Note Receivable                                       12,000           (450,000)
                                                      ------           --------
Net cash (used from) provided by                      12,000           (421,368)
                                                      ------           --------
Investing activities


Cash flows from financing activities:
Stock issued for Directors Fees                       15,000               NONE
                                                     -------            -------

Net increase (decrease) in cash and cash
Equivalents                                    (      11,835)          (412,033)
Cash and cash equivalents - beginning of
Period                                                48,318            535,651
                                                      ------            -------

Cash and cash equivalents - end of period      $      36,483          $ 123,618
                                               =============          =========
Supplemental Cash Flow Information:
Cash payments for interest                                 0                  0
                                               =============          =========
Supplemental Schedule of Non-Cash
Investing and Financing Activities:                     NONE               NONE
                                               =============          =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                               ETHIKA CORPORATION
                    Notes to Unaudited Consolidated Financial
              Statements For the three months ended March 31, 1999.


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

NOTE 3 - BUSINESS COMBINATIONS

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

NOTE 4 - DISCONTINUED OPERATIONS

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


NOTE 5 - NOTE RECEIVABLE

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

NOTE 6 - CONTINGENCIES

The Corporation was notified by Standard Management Corporation on June 26, 1997, that its subsidiary, Standard Life Insurance of Indiana, had received a Citation and Original Petition captioned "Rilla Lindley versus Standard Life Insurance Company of Indiana, Dixie National Life Insurance Company, Randy Owens" filed in 2nd Judicial District Court, Parish of Brenville, State of Louisiana. Standard's notification constituted a claim notice pursuant to
Section 10.3 of the Second Restated Stock Purchase Agreement dated August 30,1995, by and among Standard Life and Dixie National Life and Dixie National Corporation (now Ethika Corporation) in which Ethika agreed to indemnify Standard under certain conditions against qualified third-party claims originating prior to the sale of Dixie National Life to Standard. The scope of Ethika's indemnity obligation, if any, under the Agreement is limited to claims predicated upon occurrences prior to closing based on actions or inactions of Dixie National Life Insurance Company.

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

NOTE 7 - SALE OF COMMON STOCK - LAWSUIT SETTLEMENT

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

NOTE 8 - REORGANIZATION AGREEMENT

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

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the twelve month period ended December 31, 1998, the Company incurred a loss from operations of $1,599,461 and had an accumulated deficit of $12,135,188 that raise substantial doubt about its ability to continue as a going concern.

NOTE 10 - YEAR 2000 COMPLIANCE

The only software program the Company utilizes is a general ledger program. The Company does not anticipate any compliance problems with its software programs or vendors.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Registrant's liquidity is highly dependent upon payments on its note receivable, which is current to date. The Registrant's plan of operations is to hold a shareholder's meeting in the first of June 1999 for the purposes of electing directors, amending the Articles of Incorporation to eliminate the par value of the common stock, authorizing a reverse stock split of the outstanding common stock and any other duly raised business. The Registrant has reduced its overhead expenses to approximately $6,000 per month and expects to have sufficient cash resources for its reduced operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Having investment income as its only source of income, raises substantial doubt about the ability of the Company to continue as a going concern.

Results of Operations

The three months ended March 31, 1999, generated a net loss from continuing operations of $32,835 ($.001 per share) which includes $15,000 of stock issuance for shares issued to management compared to a loss of $104,619 ($.005 per share) for the comparable period of 1998. The decrease in the loss is due to a $112,142 reduction in general and adminstrative expense.

Nine Months Ended September 30, 1998 Compared to Restated Nine Months Ended September 30, 1997

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

Exhibits:

(27) Financial Data Schedule

(b) 8-K-None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Ethika Corporation
                                            (Registrant)

Date:    May 20, 1999                       /s/Dennis Brovarone
                                            -------------------
                                            President