Form 10QSB
period 1999-06-30
ETHIKA CORP
filed 1999-08-10
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-QSB

           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                       For Six Months Ended June 30, 1999
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     CLASS                                       Outstanding at August 10, 1999
     Common Stock, $1.00 par value                        28,360,346

                               ETHIKA CORPORATION

                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

               Consolidated balance sheets - June 30, 1999
               and December 31, 1998                                       3

               Consolidated  statements of operations for
               the three and six months ended June 30, 1999 and 1998       4

               Consolidated statements of cash flows for the six months
               ended June 30, 1999 and 1998                                5

               Notes to consolidated financial statements                  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
Item 1:                    Legal Proceedings                               8
Item 6.                    Reports of Form 8-K                             8

Signatures                                                                 8

--------------------------------------------------------------------------------
Ethika Corporation and Subsidiaries
Consolidated Balance Sheet  June  30, 1999 and December 31,  1998
--------------------------------------------------------------------------------
(Unaudited)                                  June 30, 1999    Dec. 31, 1998
                                             -------------    -------------

ASSETS

 Current Assets:
 Cash and cash equivalents                        $ 86,453         $ 48,318
 Accounts receivable, net of allowance
    for doubtful accounts                            7,457            7,457
 Investment securities- Trading
 Note Receivable                                    84,482          135,000
                                                    80,802           74,683


Total Current Assets

                                                   268,194          265,458
                                                   -------          -------

Note Receivable - Non current                       23,664           69,515
                                                    ------           ------


Total Assets                                      $291,858        $ 334,973
                                                  ========        =========



--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current Liabilities:

  Accounts payable and accrued expenses          $ 400,344       $  233,343
                                                 ---------       ----------

Total Current Liabilities                          400,344          233,343
                                                   -------          -------




Stockholders' Equity

Common Stock, $1 par value authorized 50,000,000 shares;
 issued 23,387,658 shares and 20,387,658;
 outstanding 23,360,346 shares and
 20,387,658 shares;                             23,361,458       20,361,458

Discount on Common Stock                       ( 8,123,528)     ( 8,123,528)
Accumulated Deficit                            (12,345,306)     (12,135,188)
Less: 27,312 shares of Treasury stock at cost  (     1,112)     (     1,112)
                                               ------------     ------------


Total Stockholders' Equity                        (108,486)         101,630
                                                  --------          -------


Total Liabilities and Stockholders' Equity   $     291,858    $     334,973
                                             =============    =============



--------------------------------------------------------------------------------
Ethika Corporation and Subsidiaries
Consolidated Statement of Operations
For the six months ended June 30, 1999 and 1998
(Unaudited)
--------------------------------------------------------------------------------
                                             Three Months ended   Three Months ended  Six Months ended   Six Months ended

                                             June 30, 1999        June 30, 1998      June 30, 1999         June 30, 1998
                                             -------------        -------------      -------------         -------------

  General and administrative expenses              $27,038            $136,005            $44,889           $329,127
  Lawsuit Settlement                               200,000                   -            200,000                  -
  Interest income                                    5,273              10,056              5,287             27,770
  Gain (loss) on disposal of fixed Assets                -             (35,397)                 -            (32,995)
  Gain (loss) from investment securities            29,484            (297,518)            29,484           (282,263)

Income tax benefit                                       -                   -                  -                  -


Net loss                                         ($192,281)          ($448,864)         ($210,118)         $(616,609)
                                                 =========           =========          =========          =========

Basic and diluted net loss per share                 $(.01)             $(.023)             $(.01)            $(.041
                                                     =====              ======              =====             ======
----------------------------------------------------------------------------------------------------------------------



The Accompanying notes are an integral part of these Consolidated Financial Statements

--------------------------------------------------------------------------------
                Ethika Corporation and Subsidiaries Consolidated
                   Statement of Cash Flows For the six months
                          ended June 30, 1999 and 1998
--------------------------------------------------------------------------------
                                               June 30, 1999     June 30, 1998
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:

Net loss                                        ($ 210,118)        ($616,609)
 Adjustments to reconcile net (loss)
  to net cash provided by operating activities           -                 -
 Loss on Disposal of Fixed Assets                        -            35,397
 Realized and unrealized (gain)loss on
  investment securities                            (29,484)          282,263


Changes in balance sheet accounts:
 Decrease in Assets held for sale                         -           739,545
 Increase ( decrease) in accounts payable
  and other liabilities                             167,001          (233,901)
 Sales of investment securities - trading            80,000           171,847
 Net cash provided by (used from)
  Operating activities                                7,401           388,542
                                                     -----

Cash flows from investing activities:
 Payments received from leases                            -            54,199
 Disposal of fixed assets                                 -             9,700
 Note Receivable                                          -          (450,000)
 Net cash (used from) provided by
  Investing activities                               30,734          (421,368)


Cash flows from financing activities:
 Net cash used from financing activities                 0                0
 Increase (decrease) in cash and cash
  Equivalents                                        38,135          (473,631)
 Cash and cash equivalents - beginning of
  Period                                             48,318           535,651


Cash and cash equivalents - end of period         $ 86,453          $ 62,020


Supplemental Cash Flow Information:
  Cash payments for interest                             0                 0

  Cash payment for income taxes:                         0                 0

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these Consolidated Financial Statements.

                               ETHIKA CORPORATION
                    Notes to Unaudited Consolidated Financial
                    Statements For the six months ended June
                                    30, 1999.

NATURE OF OPERATIONS

Ethika Corporation (the "Corporation") has no present operations other than the holding of certain assets. The Corporation is seeking a privately held business with whom it can reorganize so as to take advantage of the Corporation's status as publicly held corporation.

BASIS OF PRESENTATION

The un-audited financial statements contain all adjustments considered necessary by Management to make the financial statements not misleading.

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

LAWSUIT SETTLEMENT

On September 20, 1998, the Registrant was served with the Third Amended Complaint in an action entitled Jeffrey Allard, et al v. Kidztime TV, Inc., et al in Colorado District Court, Jefferson County, Colorado. On July 6, 1999, the Registrant entered into and closed a settlement agreement on its previously disclosed Legal Proceedings of Jeffrey Allard, et al v. Kidztime TV, Inc., et al in Colorado District Court, Jefferson County, Colorado. The settlement releases all of the plaintiffs claims against the Registrant and any potential claims against the Registrant's management. The terms of the offer were the payment of $100,000 and the issuance of 5,000,000 shares of restricted common stock. The legal proceedings are to be dismissed with prejudice.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the twelve month period ended December 31, 1998, the Company incurred a loss from operations of $1,599,461 and had an accumulated deficit of $12,135,188 that raise substantial doubt about its ability to continue as a going concern.

Item 2 - Management's Plan of Operations

The Registrant did not have any revenue from operations during the fiscal year ended December 31, 1998 nor during the current fiscal year. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Having investment income as its only source of income, raises substantial doubt about the ability of the Company to continue as a going concern.

The Registrant's plan of operations for the remainder of the fiscal year is seek out a privately held business with whom the Registrant can reorganize so as to take advantage of the Registrant's status as a publicly held corporation. In order to facilitate this objective, the Registrant has settled the Kidztime TV legal proceeding described below and held a Shareholder's Meeting in June 1999 and adopted certain measures to facilitate a reorganization. The measures approved by the Shareholders authorized the Board of Directors to take the following actions pursuant to a reorganization of the Registrant:

          1.  Increase  the size of the Board of  Directors  to seven  members

          2. Amend the Articles of Incorporation to Change the Name of the Corporation

          3. Declare a reverse split of up to 50 to 1.

As of the date of this report, Management has evaluated several potential reorganizations. However as of the date of this report, there has been no decision to proceed on any reorganization nor has any agreement been reached on even principal terms of such a reorganization.

Liquidity and Capital Resources

The Registrant has reduced its overhead expenses to approximately $6,000 per month and is paying $1,000 per month against its account payable to its former auditor. The Registrant receives $8,000 per month in payment of its note receivable from Alanco Environmental Resources Corporation and from these funds the Registrant expects to have sufficient cash resources for its reduced operations.

In order to fund the settlement of the legal proceeding described below, the Registrant sold 820,513 shares of its Ben Ezra Weinstein and Company, Inc., common stock for $80,000 in cash. The Registrant paid a total of $100,000 to settle the action. The Registrant retains 866,487 shares of its Ben Ezra Weinstein and Company, Inc., common stock and expects to continue to hold these shares as a reserve against future needs.

Part II Other Information:

Item 1.             Legal Proceedings

On July 6, 1999, the Registrant entered into and closed a settlement agreement on its previously disclosed Legal Proceedings of Jeffrey Allard, et al v. Kidztime TV, Inc., et al in Colorado District Court, Jefferson County, Colorado. The settlement releases all of the plaintiffs claims against the Registrant and any potential claims against the Registrant's management. The terms of the offer were the payment of $100,000 and the issuance of 5,000,000 shares of restricted
common   stock.   The  legal proceedings are to be dismissed with prejudice.

Item 6 - Exhibits and Reports on 8K

       Exhibits:
          (27) Financial Data Schedule
          (b) 8-K filed July 12, 1999 regarding settlement of Kidztime TV legal proceeding.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Ethika Corporation
                                            ------------------
                                            (Registrant)

Date: August 10, 1999                       /s/Dennis Brovarone
                                            -------------------
                                            President