Form 10-Q
period 1999-09-30
ETHIKA CORP
filed 1999-11-05
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                    For Nine Months Ended September 30, 1999
                          Commission File Number 0-3296


                               ETHIKA CORPORATION
             (Exact name of registrant as specified in its charter)



          MISSISSIPPI                                       64-0440887
   (State of other jurisdiction of                     (Identification No.)
IRS Employer incorporation or organization)


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

          CLASS                             Outstanding at November 10, 1999
Common Stock, $1.00 par value                        28,360,346

                               ETHIKA CORPORATION

                                      INDEX

PART I:  FINANCIAL INFORMATION


Item 1. Financial Statements

   Consolidated balance sheets - September 30, 1999 and December 31, 1998......3

   Consolidated statements of operations for the three and nine months ended September 30, 1999 and  1998..........................................4

   Consolidated statements of cash flows for the nine months
   ended September 30, 1999 and  1998..........................................5

   Notes to consolidated financial statements..................................6

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations..............................................7


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports of Form 8-K.......................................8

Signatures.....................................................................8

PART I:  FINANCIAL INFORMATION


Item 1 - Financial Statements
-----------------------------




                      Ethika Corporation and Subsidiaries
         Consolidated Balance Sheet Sept 30, 1999 and December 31, 1998



(Unaudited)                                                 Sept 30, 1999       Dec. 31, 1998
                                                            --------------      -------------
ASSETS
Current Assets:
  Cash and cash equivalents                                 $      11,895       $     48,318
  Accounts receivable, net of allowance
     for doubtful accounts                                         14,701              7,457
  Investment securities- Trading
  Note Receivable                                                  84,482            135,000
                                                                   91,724             74,683
                                                            --------------      -------------
Total Current Assets
                                                                  202,802            265,458
Note Receivable - Non current                                           -             69,515
                                                            --------------      -------------

Total Assets                                                $     202,802       $    334,973
                                                            ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
  Accounts payable and accrued expenses                     $     222,344       $    233,343
                                                            --------------      -------------

Total Current Liabilities                                         222,344            233,343
                                                            --------------      -------------


Stockholders' Equity
Common Stock, $1 par value authorized 50,000,000 shares;
  issued 28,387,658 shares and 20,387,658;
  outstanding 28,360,346 shares and 20,387,658 shares;         25,361,458         20,361,458
Discount on Common Stock                                      (13,023,528)        (8,123,528)
Accumulated Deficit                                           (12,356,359)       (12,135,188)
Less: 27,312 shares of Treasury stock at cost                      (1,112)            (1,112)
                                                            --------------      -------------
Total Stockholders' Equity                                        (19,541)           101,630
                                                            --------------      -------------
Total Liabilities and Stockholders' Equity                  $     202,803       $    334,973
                                                            ==============      =============




                      Ethika Corporation and Subsidiaries
                      Consolidated Statement of Operations
               For the nine months ended Sept. 30, 1999 and 1998
                                  (Unaudited)


                                                        Three  Months      Three  Months       Nine Months     Nine Months
                                                        ended Sept 30,     ended Sept 30,      ended Sept 30,  ended Sept 30,
                                                           1999               1998                1999            1998
                                                        ---------------------------------------------------------------------
General and administrative expenses                     $    20,572        $    53,410         $   65,461      $   382,508
Royalty Income                                                7,244                -                7,244              -
Interest income                                               2,275              7,872              7,562           36,030
Gain (loss) on disposal of fixed Assets                         -                  -                  -            (35,987)
Gain (loss) from investment securities                          -              (46,266)            29,484         (326,205)

Income tax benefit                                              -                  -                  -                -
                                                        --------------     --------------      --------------  --------------

Net loss                                                $   (11,056)       $  (541,804)        $  (22,117)     $(1,158,740)
                                                        ==============     ==============      ==============  ==============

Basic and diluted net loss per share                    $      (.01)       $     (.023)        $     (.01)     $     (0.04)
                                                        ==============     ==============      ==============  ==============


                 The Accompanying notes are an integral part of
                    these Consolidated Financial Statements




                Ethika Corporation and Subsidiaries Consolidated
                   Statement of Cash Flows For the nine months
                          ended Sept 30, 1999 and 1998


                                                                Sept 30, 1999           Sept 30, 1998
                                                                ---------------------------------------
Cash Flows from Operating Activities:
Net loss                                                        $     (22,117)          $  (1,165,714)
Adjustments to reconcile net (loss)
to net cash provided by operating activities
   Settlement of legal action by issuance of common stock             100,000                     -
   Loss on Disposal of Fixed Assets                                      -                     35,397
   Realized and unrealized (gain)loss on
   investment securities                                              (29,484)                326,127
Changes in balance sheet accounts:
   Increase in accounts receivable                                     (7,244)                    -
   Decrease in Assets held for sale                                      -                    739,545
   Increase ( decrease) in accounts payable                           (10,999)               (208,863)
   and other liabilities

Sales of investment securities B trading                                80,000                206,616
                                                                ---------------         ---------------
Net cash provided by (used from)
Operating activities                                                  (88,844)                383,698
                                                                ---------------         ---------------

Cash flows from investing activities:
  Payments received from leases                                          -                     84,165
  Disposal of fixed assets                                               -                      9,109
  Proceeds from sale of CDS                                              -                   (479,522)
Note Receivable                                                        52,421                (450,000)
                                                                ---------------         ---------------
Net cash (used from) provided by                                       52,421                (836,248)
                                                                ---------------         ---------------
Investing activities

Cash flows from financing activities:
Net cash used from financing activities                                     0                       0
                                                                ---------------         ---------------

Net increase (decrease) in cash and cash
Equivalents                                                           (36,423)               (452,550)
Cash and cash equivalents B beginning of
Period                                                                 48,318                 535,651
                                                                ---------------         ---------------

Cash and cash equivalents B end of period                       $      11,895           $      83,101
                                                                ===============         ===============

Supplemental Cash Flow Information:
  Cash payments for interest                                                0                       0
                                                                ===============         ===============
   Cash payment for income taxes:                                           0                       0
                                                                ===============         ===============


                 The Accompanying notes are an integral part of
                    these Consolidated Financial Statements

                               ETHIKA CORPORATION
                    Notes to Unaudited Consolidated Financial
                      Statements For the nine months ended
                               September 30, 1999.

NATURE OF OPERATIONS
--------------------
Ethika Corporation (the "Corporation") has no present operations other than the holding of certain assets. The Corporation is seeking a privately held business with whom it can reorganize so as to take advantage of the Corporation's status as publicly held corporation.


BASIS OF PRESENTATION
---------------------
The un-audited financial statements contain all adjustments considered necessary by Management to make the financial statements not misleading.


NOTE RECEIVABLE
---------------
During 1995, the Corporation entered into leasing activities which consist of the leasing of fry cook units to be placed in various locations and operated by the lessee. On March 12, 1999, the Corporation entered into an agreement with the Parent Corporation of the lessee, whereby the Corporation assigned its leases to the Parent Corporation for a non interest bearing promissory note in the amount of $128,000 plus a $12,000 cash payment. The note provides for sixteen monthly installments of $8,000 beginning on April 15, 1999. The Corporation recorded the note at present value of $144,198 imputing interest at 8.00%. The Corporation recognized a loss of $27,292 on this transaction.


LAWSUIT SETTLEMENT
------------------
On September 20, 1998, the Registrant was served with the Third Amended Complaint in an action entitled Jeffrey Allard, et al v. Kidztime TV, Inc., et al in Colorado District Court, Jefferson County, Colorado. On July 6, 1999, the Registrant entered into and closed a settlement agreement on its previously disclosed Legal Proceedings of Jeffrey Allard, et al v. Kidztime TV, Inc., et al in Colorado District Court, Jefferson County, Colorado. The settlement releases all of the plaintiffs claims against the Registrant and any potential claims against the Registrant=s management. The terms of the offer were the payment of $100,000 and the issuance of 5,000,000 shares of restricted common stock. The legal proceedings are to be dismissed with prejudice.


GOING CONCERN
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the twelve month period ended December 31, 1998, the Company incurred a loss from operations of $1,599,461 and had an accumulated deficit of $12,135,188 that raise substantial doubt about its ability to continue as a going concern.

Item 2 - Management's Plan of Operations
----------------------------------------

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

The Registrant's plan of operations for the remainder of the fiscal year is seek out a privately held business with whom the Registrant can reorganize so as to take advantage of the Registrant's status as a publicly held corporation. In order to facilitate this objective, the Registrant has settled the Kidztime TV legal proceeding described below and held a Shareholder=s Meeting in June 1999 and adopted certain measures to facilitate a reorganization. The measures approved by the Shareholders authorized the Board of Directors to take the following actions pursuant to a reorganization of the Registrant:

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


Liquidity and Capital Resources
--------------------------------

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

In September, 1999 the Registrant received a royalty payment of $7,244 from Text Retrieval Systems, Inc., pursuant to the Registrant=s February, 1998 sale of its former subsidiary. The royalty payment is on each subscription of Text Retrieval Systems, Inc.'s HR Comply product and will continue until such time that the Registrant has been paid a total of $1,500,000.

Part II - OTHER INFORMATION


Item 6 - Exhibits and Reports on 8K
-----------------------------------

(a)  Exhibits: (27) Financial Data Schedule

(b)  none


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Ethika Corporation
                                             (Registrant)

Date:  November 10, 1999                     /s/Dennis Brovarone
                                             -------------------
                                             President