Form 10QSB/A
period 1999-09-30
ETHIKA CORP
filed 1999-11-12
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                           FORM 10-QSB AMENDMENT NO. 1

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
                                                            ==============      =============




                      Ethika Corporation and Subsidiaries
                      Consolidated Statement of Operations
               For the nine months ended Sept. 30, 1999 and 1998
                                  (Unaudited)


                                                        Three  Months      Three  Months       Nine Months     Nine Months
                                                        ended Sept 30,     ended Sept 30,      ended Sept 30,  ended Sept 30,
                                                           1999               1998                1999            1998
                                                        ---------------------------------------------------------------------
General and administrative expenses                     $    20,572        $    53,410         $   65,461      $   382,508

Lawsuit Settlement                                              -                  -              200,000              -

Royalty Income                                                7,244                -                7,244              -
Interest income                                               2,275              7,872              7,562           36,030
Gain (loss) on disposal of fixed Assets                         -                  -                  -            (35,987)
Gain (loss) from investment securities                          -              (46,266)            29,484         (326,205)

Income tax benefit                                              -                  -                  -                -
                                                        --------------     --------------      --------------  --------------

Net loss                                                $   (11,056)       $  (541,804)        $ (221,117)     $(1,158,740)
                                                        ==============     ==============      ==============  ==============

Basic and diluted net loss per share                    $      (.01)       $     (.023)        $     (.01)     $     (0.04)
                                                        ==============     ==============      ==============  ==============


                 The Accompanying notes are an integral part of
                    these Consolidated Financial Statements




                Ethika Corporation and Subsidiaries Consolidated
                   Statement of Cash Flows For the nine months
                          ended Sept 30, 1999 and 1998


                                                                Sept 30, 1999           Sept 30, 1998
                                                                ---------------------------------------
Cash Flows from Operating Activities:

Net loss                                                        $    (221,117)          $  (1,165,714)

Adjustments to reconcile net (loss)
to net cash provided by operating activities
   Settlement of legal action by issuance of common stock             100,000                     -
   Loss on Disposal of Fixed Assets                                      -                     35,397
   Realized and unrealized (gain)loss on
   investment securities                                              (29,484)                326,127
Changes in balance sheet accounts:
   Increase in accounts receivable                                     (7,244)                    -
   Decrease in Assets held for sale                                      -                    739,545
   Increase ( decrease) in accounts payable                           (10,999)               (208,863)
   and other liabilities

Sales of investment securities B trading                                80,000                206,616
                                                                ---------------         ---------------
Net cash provided by (used from)
Operating activities                                                  (88,844)                383,698
                                                                ---------------         ---------------

Cash flows from investing activities:
  Payments received from leases                                          -                     84,165
  Disposal of fixed assets                                               -                      9,109
  Proceeds from sale of CDS                                              -                   (479,522)
Note Receivable                                                        52,421                (450,000)
                                                                ---------------         ---------------
Net cash (used from) provided by                                       52,421                (836,248)
                                                                ---------------         ---------------
Investing activities

Cash flows from financing activities:
Net cash used from financing activities                                     0                       0
                                                                ---------------         ---------------

Net increase (decrease) in cash and cash
Equivalents                                                           (36,423)               (452,550)
Cash and cash equivalents B beginning of
Period                                                                 48,318                 535,651
                                                                ---------------         ---------------

Cash and cash equivalents B end of period                       $      11,895           $      83,101
                                                                ===============         ===============

Supplemental Cash Flow Information:
  Cash payments for interest                                                0                       0
                                                                ===============         ===============
   Cash payment for income taxes:                                           0                       0
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