Form 10KSB40
period 1999-12-31
ETHIKA CORP
filed 2000-03-28
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                      Commission file number
         DECEMBER 31, 1999                                 0-3296

                               ETHIKA CORPORATION
             (Exact Name of Registrant As Specified In Its Charter)

                  MISSISSIPPI                       64-0440887
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

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $0.00

AS OF MARCH 31 2000, 28,360,346 COMMON SHARES WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE CLOSING AVERAGE OF THE BID AND ASKED PRICES ON THE OVER-THE-COUNTER MARKET ON March 24, 2000)OF ETHIKA CORPORATION HELD BY NON-AFFILIATES (12,860,018 shares) WAS APPROXIMATELY $900,200.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                Certain Exhibits

PART I
ITEM 1 - BUSINESS

General

Ethika Corporation ("Ethika" or the "Registrant"), for the two most recent fiscal years has focused primarily on reducing its operating expenses and paying its liabilities while seeking a privately held business, which seeks to become a publicly held corporation through a change in control reorganization with the Registrant. As of this date, the Registrant has no agreement for such a reorganization though it has held several discussions with different parties seeking such a reorganization. The Registrant's criteria for a reorganization candidate is that the reorganization candidate be engaged in an attractive revenue producing business which has audited financial statements for its most recently completed fiscal year.

Business Developments over the Past three Fiscal Years

The discussion that follows includes forward-looking statements that involve risks and uncertainties. The Registrant's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section and elsewhere in this report.

Settlement of Litigation and Change in Control

In December 1997 the Registrant entered into a Settlement Agreement with the Plaintiffs of the legal action filed in U.S. District Court for the Southern District of Mississippi Jackson Division (see Legal Proceedings). The terms of the settlement included; the dismissal of the pending proceeding and mutual release of any and all other claims between the parties, the sale of 7,000,000 shares of the Registrant's common stock to La Salle Investment, Ltd., one of the Plaintiffs for $630,000, (comprised of cash ($25,000) and marketable securities($605,000)), the resignations of three of the Registrant's directors, and the appointment of three directors designated by the Plaintiffs. The resignation of the Registrant's President was requested and received and Dennis Brovarone, one of the newly appointed directors was made President. The new management of the Registrant then embarked on the actions described below.

Agreement and Plan of Reorganization and Termination Thereof

On January 26, 1998, the Registrant entered into an Agreement and Plan Of Reorganization (the Reorganization Agreement) with North American Digicom Registrant ("NADC"), a privately owned company headquartered in Lakewood, Colorado, to acquire 100% of the outstanding common stock of NADC. During February and March of 1998, the Registrant extended loans to NADC in the amount of $450,000.

Closing of the Reorganization Agreement was conditioned upon the Registrant holding a Shareholders meeting to approve the Reorganization Agreement and effect certain amendments to the Registrant's Articles of Incorporation as well as other conditions. The Registrant was unable to hold the Shareholders Meeting within a time period acceptable to NADC and in July, 1998 NADC unilaterally terminated the Reorganization Agreement. Concurrent with the termination, Phillip F. Grey, Wayne Johnson and Louis Scotti resigned from the Registrant's board of directors. NADC defaulted upon the payment of its indebtedness and the Registrant has filed claim against NADC.

Disposition of Electronic Publishing Operating Units

Based upon analysis of the electronic publishing market and the amount of capital that will be required to compete effectively in this marketplace, together with the poor performance the Registrant experienced since its entry into this industry, the Board of Directors and management determined it to be in the best interest of the Registrant to divest itself of its electronic publishing business unit which was comprised of Text Retrieval Systems, Inc. Compass Data Systems, Inc. and Legislative Information Systems, Inc. Accordingly, the accompanying financial statements reflect the decision to dispose of this segment.

Acquisition and Disposition of Text Retrieval Systems, Inc.

On April 2, 1996 the Registrant completed the acquisition of Text Retrieval Systems, Inc. ("TRS"), a privately-held corporation based in Ponte Vedra, Beach, Florida. TRS published electronic reference libraries that link related data sources for convenient access by personal computers. The Registrant had previously acquired a 35% initial ownership interest in TRS through the issuance of 100,000 shares of its stock to the TRS shareholders and the extension of a line of credit during 1995. The completion of the purchase transaction included cash paid through prior advances to TRS and the issuance of 2,500,000 shares of contingently returnable common stock. In the fourth quarter of 1996, management determined that earnings targets would not be met. The Registrant in March 1997 amended the agreement whereby the earnings targets were revised and extended through December 31, 1997. Based upon this amended agreement and the Registrant's actual performance for the year ended December 31, 1997, the number of shares issued in this transaction were reduced to 732,640 shares. The remaining 1,767,360 contingently returnable shares issued have been returned to the Registrant and canceled.

As a result of the continued losses in TRS and its extensive capital needs to achieve profitability the Registrant negotiated an agreement to sell TRS. On February 17, 1998, the Registrant completed the sale of Text Retrieval Systems, Inc., to TRS Acquisition Corporation, a closely held corporation for $150,000 and future royalties not to exceed $1,500,000 over the next ten years.

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

On November 22, 1996 the Registrant entered into an agreement with the American Medical Association ("AMA") to cooperatively publish and distribute a newly developed electronic reference library for medical service providers. The new PC-based product, known as CodeManager, simplifies and speeds the coding process of procedures and diagnoses for health insurance claim forms. The publishing, distribution, and future development rights of the CodeManager Reference Library were purchased from American Practice Management, Inc. ("APM") and Consulting Concepts, Inc. in a transaction closed on January 31, 1997 in exchange for 180,000 shares of Ethika common stock.

On April 2, 1998, the Registrant completed a transaction with Ben Ezra Weinstein and Company, Inc., a publicly held New Mexico corporation ("BNEZ") engaged in the sale of financial software to sell CDS (including Code Manager, see below), and its 8% interest in InfoDynamics including the note receivable from InfoDynamics. The selling price of $850,000 was paid in convertible preferred stock of BNEZ. In September 1998, the Registrant converted its preferred stock into 1,687,000 shares of BNEZ common stock.

Acquisition of Legislative Information Systems, Inc. and Closing Thereof

On June 10, 1997 the Registrant acquired Legislative Information Systems Corporation ("LIS"). LIS became a wholly owned subsidiary of the Registrant through the exchange of 1,123,433 shares of the Registrant's common stock for all of the outstanding stock of LIS. LIS was an electronic publishing company located in Annandale, Virginia specializing in federal aviation regulations, banking regulations, and custom service contracts.

In July, 1998, LIS ceased operations as a result of the resignation of its president, Donald Withrow on or before May 22, 1998. The Registrant believes that Mr. Withrow's resignation was in violation of his employment agreement with LIS and a breach of his fiduciary duty to LIS as an officer and director.

Settlement of Kidztime TV Litigation

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

Employees

At December 31, 1999, the Registrant had one employee, its President.


ITEM 2 -  PROPERTIES

The Registrant's office space is provided by its President without cost to the Registrant.


ITEM 3 - LEGAL PROCEEDINGS

The Registrant is not a party to any litigation at this time.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  NONE


                                     PART II

ITEM 5- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is traded on the OTC Electronic Bulletin Board under the symbol ETKA. The following table sets forth the reported high and low sales price as reported by the OTC Electronic Bullentin Board for the quarters indicated. This information does not include retail markups, markdowns, or commissions.

                                         1999                   1998
                                    ---------------       ---------------
                                    High       Low        High        Low
                                    ----       ---        ----        ---

           Quarter
           First                    0.015      0.015      0.4375   0.25
           Second                   0.038      0.015      0.22     0.07
           Third                    0.035      0.02       0.07     0.03
           Fourth                   0.03       0.02       0.06     0.00

No dividends were paid on the Registrant's common stock during the last two years, and the Registrant does not intend to pay dividends in the foreseeable future. The number of holders of record of common stock of the Registrant on March 31, 2000 was approximately 2,400.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant did not have any revenue from operations during the fiscal year ended December 31, 1999 nor during the first quarter of the current fiscal year. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Having investment income as its only source of income, raises substantial doubt about the ability of the Company to continue as a going concern.

The Registrant's plan of operations for the remainder of the fiscal year is seek out a privately held business with whom the Registrant can reorganize so as to take advantage of the Registrant's status as a publicly held corporation. In order to facilitate this objective, the Registrant settled the Kidztime TV legal proceeding described above. The Registrant also held a Shareholder's Meeting in June 1999 and adopted certain measures to facilitate a reorganization. The measures approved by the Shareholders authorized the Board of Directors to take the following actions pursuant to a reorganization of the Registrant:

     1. Increase the size of the Board of Directors to seven members
     2. Amend the Articles of Incorporation to Change the Name of the Registrant
     3. Declare a reverse split of up to 50 to 1.

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

In September, 1999 the Registrant received a royalty payment of $7,244 from Text Retrieval Systems, Inc., pursuant to the Registrant's February, 1998 sale of its former subsidiary. The royalty payment is on each subscription of Text Retrieval Systems, Inc.'s HR Comply product and will continue until such time that the Registrant has been paid a total of $1,500,000.

Results of Operation

During the fiscal year ended December 31, 1999, administrative expenses were $94,166 as compared to $413,614 for the fiscal year ended December 31, 1998. The fiscal year ended December 31, 1999, generated a net loss of $99,963 compared to a loss of $1,599,461 for the fiscal year ended December 31, 1998.

The Company also revised its outstanding liabilities to remove approximately $186,000 in liabilities which the Company had accrued for not less than the past five fiscal years against potential claims arising from the potential claim of approximately $157,000 by Standard Insurance against a tax refund received by the Company prior to 1995 and a potential claim of approximately $29,000 for sales taxes arising from the use of the Fry Guy fryers which the Company had leased. Since no claims have been made during the past five fiscal years by any parties relative to these booked liabilities, Management believed that removal of these liabilities more accurately reflected the true financial condition of the Company.

ITEM 7 - FINANCIAL STATEMENTS



                              MILLER AND MCCOLLOM
                          CERTIFIED PUBLIC ACCOUNTANTS



                          Independent Auditors' Report


Board of Directors
Ethika Corporation


     We have audited the accompanying balance sheet of Ethika Corporation as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ethika Corporation as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss from operations of $99,963 for 1999 and it has incurred substantial net losses for each of the past two years. As of December 31, 1999, the Company had no source of operating revenues. These factors and the others discussed in Note 13, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



                                                   /s/  MILLER AND MCCOLLOM




Denver, Colorado
March 23, 2000

   2170 South Parker Road Suite 270 - Denver Colorado 80231 - 303 745-2217 -
                                FAX 303 745-2265

                               ETHIKA CORPORATION
                                  Balance Sheet
                                December 31, 1999

                                     ASSETS
Current assets
    Cash and cash equivalents                                   $ 21,922
    Note receivable                                               69,515
    Investment securities - Trading                               48,523
                                                               ---------
Total current assets                                             139,960

Note receivable                                                        -

Total assets                                                   $ 139,960
                                                               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                       $ 30,793
                                                              ----------

Total current liabilities


Common stock, $1 par value authorized 50,000,000 shares;
issued 28,537,658 shares: outstanding 28,510,346 shares       28,511,458
Discount on common stock                                     (16,166,028)
Accumulated deficit                                          (12,235,151)
                                                             -----------
                                                                 110,279

Less:  27,312 shares of treasury stock at cost                    (1,112)
                                                             -----------

Total stockholders' equity                                       109,167
                                                             -----------

Total liabilities and stockholders' equity                     $ 139,960
                                                             ===========

  The accompanying notes are an integral part of these consolidated financial statements

                               ETHIKA CORPORATION
                             Statement of Operations

                                                    For the Years Ended December 31,
                                                     1999                   1998
                                                ---------------------------------------
General and administrative expenses                  $ (94,166)             $ (413,614)
Allowance for bad debts                                      -                (477,292)
Settlement of lawsuit                                 (200,000)                      -


Interest income                                          9,342                 41,651
Royalty income                                           7,244                       -
Gain (loss) on disposal of fixed assets                      -                 (35,397)
Gain (loss) from investment securities                  (6,477)               (668,262)
Forgiveness of debt                                    184,091                       -

Interest expense                                             -                      -
                                                       -------              ----------

                                                       (99,963)             (1,572,914)

Income tax benefit                                           -                  3,158

Loss from continuing operations                        (99,963)             (1,549,756)

Discontinued operations:
Loss from operations                                         -                  (6,974)
Loss on disposals                                            -                 (42,731)
                                                     ---------            ------------
Net loss                                             $ (99,963)           $ (1,599,461)
                                                     =========           =============
Basic and diluted earnings per share:
Loss from continuing operations                        $  (.01)              $   (.076)
                                                       =======               =========
Loss from discontinued operations                      $     -               $   (.003)
                                                       =======               =========
Basic and diluted net loss per share                   $  (.01)              $   (.079)
                                                       =======               =========



 The accompanying notes are an integral part of these consolidated financial statements

                               ETHIKA CORPORATION
                             Statement of Cash Flows

                                                      For the Years Ended December 31,
                                                              1999            1998
                                                     ---------------------------------
Cash flows from operating activities:
Net loss                                                $ (99,963)    $ (1,599,461)
Adjustments to reconcile net (loss)
to net cash provided by operating activities
Shares issued for settlement                              100,000                -
Shares issued for services                                  7,500                -
Loss on disposal discontinued operations                        -           42,730
(Gain) loss on disposal of fixed assets                         -           35,987
Other                                                           -          (13,168)
Realized and unrealized (gain) loss on
investment securities                                       6,477          668,262
Provision for bad debts                                         -          450,000
Changes in balance sheet accounts:
Decrease in assets held for sale                                -          739,545
(Increase) decrease in accounts receivable                  7,457           (7,457)
(Decrease) in accounts payable
and other liabilities                                     (42,936)        (214,469)
Sales of investment securities - trading                   80,000          217,792
Net cash provided by (used from)
Operating activities                                      (58,835)         319,761

Cash flows from investing activities:
Issuance of notes receivable                                    -         (450,000)
Payments on notes receivable                               74,683                -
Proceeds from cash escrow                                   5,299                -
Proceeds from sale of fixed assets                              -            9,109
Payments received from leases                                   -          108,020
Proceeds from sale of discontinued operations, net              -         (479,522)
Net cash (used from) provided by
Investing activities                                       79,982         (812,393)


The accompanying notes are an integral part of these consolidated financial statements

                               ETHIKA CORPORATION
                       Statement of Cash Flows, Continued

                                                   For the Years Ended December 31,
                                                        1999            1998
                                                   --------------------------------
Cash flows from financing activities:
Net cash used from financing activities                    -               -
                                                     -------        --------
Net increase (decrease) in cash and cash
equivalents                                          (21,147)       (492,632)
Cash and cash equivalents - beginning of period       43,019         535,651
                                                     --------      ---------
Cash and cash equivalents - end of period            $ 21,872       $ 43,019
                                                     ========      =========
Supplemental cash flow information:
Cash payments for interest                           $      -         $   89
                                                     ========      =========
Supplemental schedule of non-cash
Investing and financing activities:

Common stock issued for equity
Settlement of lawsuit                               $ 100,000         $    -
                                                    =========      =========
Common stock issued for services                      $ 7,500         $    -
                                                    =========      =========
Assigned lease receivable for
promissory note                                       $     -       $144,198
                                                    =========      =========


The accompanying notes are an integral part of these consolidated financial statements

                               ETHIKA CORPORATION
                  Statement of Changes in Shareholders' Equity
                For the Years Ending December 31, 1999, and 1998

                                                                                                   Retained
                                                                                Discount on        Earnings/        Total
                                            Common                          Common          Accumulated    Shareholders'
                                         Stock Shares      Amount            Stock            Deficit         Equity
                                         ------------   ------------      ------------    --------------   -----------
 Balance at December 31, 1997             20,360,346    $ 20,361,458      $(8,123,528)    $ (10,535,727)   $ 1,702,203

Net loss                                          -               -                -        (1,599,461)    (1,599,461)
                                         ----------      ----------       ----------        ----------      ---------

Balance at December 31, 1998             20,360,346      20,361,458       (8,123,528)      (12,135,188)       102,742

Replacement certificate                     150,000         150,000         (150,000)                -              -

Shares issued for services                3,000,000       3,000,000       (2,992,500)                -          7,500

Shares issued in settlement of lawsuit    5,000,000       5,000,000       (4,900,000)                -        100,000

Net loss                                          -               -                -           (99,963)       (99,963)
                                         ----------    ------------     ------------     -------------      ---------
Balance at December 31, 1999             28,510,346    $ 28,511,458     $ (16,166,028)   $ (12,235,151)     $ 110,279
                                         ==========    ============     =============    =============      =========

The accompanying notes are an integral part of these consolidated financial statements

                               ETHIKA CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

Note 1 - Business and Significant Accounting Policies

Nature of Operations

Ethika Corporation (the "Corporation" "Registrant") had operated as an applied technology company through its formerly wholly-owned subsidiaries, Text Retrieval Systems, Inc. ("TRS"), Compass Data Systems, Inc. ("CDS") and Legislative Information Systems, Inc. ("LIS"). See business combination information in Note 5. TRS, CDS and LIS are engaged in publishing electronic libraries that link related data sources for convenient access by personal computers. Certain products of TRS, CDS, and LIS are sold nationally, while others are specific to states such as Florida, Missouri, and Kansas.

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

                               ETHIKA CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

Note 1 - Business and Significant Accounting Policies

Investments

At December 31, 1999, and 1998 marketable securities were classified as trading, which, under the provisions of Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities, were reported at market value with unrealized market gains or losses being reflected in the statement of operations. During the years ended December 31, 1999, and
1998, the reported unrealized losses of $20,816 and $648,888 and $14,339 realized gain and $19,296 realized losses in 1999 and 1998.

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

Concentration of Risk

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

                               ETHIKA CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

Note 2 - Business and Significant Accounting Policies, Continued

Earnings Per Share

The Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") during 1997. SFAS No. 128 provides for new accounting principles to be used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. Basic and diluted earnings per share are based on the weighted average number of common shares outstanding of 26,010,346 and 20,360,346 and for the years ended December 31, 1999, and 1998, respectively.

Note 3 - Office Lease

During 1998, Ethika's corporate office space is leased from a former member of the Board of Directors at the rate of approximately $1,400 per month. For the years ended December 31, 1999, and payments on all operating leases were $0 and $11,994.

Note 4 - Business Combinations

On April 2, 1996, the Corporation completed the acquisition of Text Retrieval Systems, Inc. ("TRS"), a privately-held corporation based in Ponte Vedra Beach, Florida. The transaction has been accounted for as a purchase and accordingly the results of operations of TRS since April 2, 1996, have been included in the Corporation's Results of Operations. TRS publishes electronic reference libraries that link related data sources for convenient access by personal computers. The Corporation had previously acquired a 35% initial ownership interest in TRS through the issuance of 100,000 shares of its stock to the TRS shareholders and the extension of a line of credit during 1995. The completion of the purchase transaction included cash paid through prior advances to TRS and the issuance of 2,500,000 shares of contingently returnable common stock. Management originally believed it was probable that the established targets would be met in total; accordingly, as of April 2, 1996, the fair value of the 2,500,000 contingently returnable shares ($1,991,250) was included in the purchase price resulting in a total estimated purchase price at acquisition of $2,659,482. In the fourth quarter of 1996, management determined that earnings targets would not be met in total and accordingly, recorded an adjustment to the purchase price reducing intangible assets by the remaining unamortized balance related to the contingent shares of $1,792,125. The Corporation in March 1997, amended the agreement whereby the earnings targets were revised and extended through December 31, 1997. Based upon this amended agreement and the Corporation's actual performance for the year ended December 31, 1997, the number of shares issued in this transaction were reduced to 732,640 shares. The remaining 1,767,360 contingently returnable shares issued have been returned to the Corporation and canceled. The issuance of the additional shares resulted in recording of additional goodwill in 1997 of $181,571.

                               ETHIKA CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

Note 4- Business Combinations, Continued

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

Note 5 - Income Taxes

The Corporation files a federal income tax return and state income returns in various states as required by the applicable state income tax laws.

Net deferred tax liabilities (assets) from continuing operations consist of the following components as of December 31:

                                                 1999                1998
                                                 ----------          -----------
Deferred tax assets:
    Unrealized loss on equity investment          $ 357,410           $ 357,410
    Allowance for bad debts                         153,000             153,000
    Net operating loss carry-forward              1,279,764           1,258,003
    Unrealized loss in marketable securities        167,631             220,622
                                                  ---------           ---------
                                                  1,957,805           1,989,053
Valuation allowance                               1,957,805          (1,989,035)
                                                  ---------           ---------
Deferred tax asset                                        -                   -
                                                  ---------           ---------
Net deferred tax liability                        $       -           $       -
                                                  =========           =========

The Corporation recorded a valuation allowance of $1,957,805 and $1,989,035 as of December 31, 1999, and 1998 respectively, due to the uncertainty of the Corporation's ability to realize future benefits of net operating loss carry-forwards or other future tax deductions.

                               ETHIKA CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

Note 5 - Income Taxes

The (provision for) benefit from income taxes for the year ended December 31 is summarized as follows:

                                 1999              1998
                                 --------          ---------
Current                          $ 33,987          $ 402,503
Deferred                          (33,987)          (399,345)
                                 --------          ---------
                                    $   -            $ 3,158
                                 ========          =========

The Corporation has net operating loss carry-forwards at December 31, 1999, of approximately $3,800,000 which expire through 2019 and capital loss carrforward of approximately $1,700,000.

The Corporation's effective income tax (provision) benefit from continuing operations differs from amounts applying the statutory federal income tax rate of 34% as follows:

                                  1999               1998
                                 ---------          ---------
Expected tax benefit              $ 33,987          $ 543,817
Valuation allowance                (31,230)          (543,990)
Other                               (2,757)             4,331
                                  --------          ---------
Total income tax benefit             $   -            $ 3,158
                                  ========          =========

Note 6 - Discontinued Operations

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

                               ETHIKA CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

Note 6 - Discontinued Operations, Continued

Revenues for the Segment approximated $510,767 for the year ended December 31, 1998.

As a part of the plan of disposal, the Corporation completed the sale of TRS to TRS Acquisition Corporation, a closely held corporation, for $150,000 in cash and future royalties not to exceed $1,500,000 over the next ten years. The Corporation placed $50,000 in escrow to pay unrecorded liabilities and other items. As of December 31, 1999, all of these funds has been disbursed.

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

Note 7 - Stock Options and Stock-Based Compensation

On May 26, 1995, the Corporation created the 1995 Stock Option Plan (the "Plan") with a maximum amount of 500,000 common stock shares reserved for options eligible to be granted under the Plan during its ten-year life. The Corporation granted various stock options to Employees and Directors during 1998. As of December 31, 1999, there were no remaining common stock shares reserved for granting and there were 1,500,000 options outstanding from the Plan. Employees vest in stock options granted at the rate of 20% each year on a cumulative basis commencing one year after the date of grant. Members of the Corporation's Board of Directors vest in stock options at the grant date. If an optionee is involuntarily terminated for reasons other than justifiable cause, all outstanding options become vested and may be executed within three (3) months of termination.

                               ETHIKA CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

Note 7 - Stock Options and Stock-Based Compensation, Continued

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

                                    1999                1998
                                    ---------           ------------
Net loss             As reported    $ (99,963)          $ (1,599,461)
                     Proforma       $ (99,963)          $ (1,608,557)

Loss per share       As reported      $  (.01)             $   (.076)
                     Proforma         $  (.01)             $   (.079)

The fair value of each option  grant is estimated on the date of grant using the
Black  Scholes   option-pricing   model  with  the  following   weighted-average
assumptions used for grants in 1999 and 1998:


                   Dividend yields                                     0%
                   Expected volatility                               137%
                   Risk-free interest rate                          6.26%
                   Expected life of option                         4 years

The fair value of options granted during 1999, and 1998 was $0 and $9,096 respectively.

The following table summarized the changes in the number of options included under the Plan:

                                                                      Weighted
                                                                      Average
                                                       Exercise       Exercise
                                          Shares       Price Range    Price
                                        ----------     ------------   ----------

Outstanding at December 31, 1996           250,000      $.50 - $.91   $.70
Granted                                    125,000      $.32 - $.42   $.41
Expired                                    (20,000)            $.68   $.68
                                         ---------
Outstanding at December 31, 1997           355,000      $.35 - $.91   $.60
Granted                                  1,500,000             $.02   $.02
Expired                                   (355,000)     $.35 - $.91   $.60
                                         ---------
Outstanding at December 31, 1998         1,500,000             $.02   $.02
Granted                                          -                -      -
Expired                                    500,000             $.02   $.02
                                         ---------
Outstanding at December 31, 1999         1,000,000             $.02   $.02
                                         =========

                               ETHIKA CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

Note 7 - Stock Options and Stock-Based Compensation, Continued

In addition to 500,000 exercisable stock options issued to current directors, on December 30, 1998, the Board of Directors authorized the issuance of 1,000,000 shares of the Corporation's common stock to each current directors. Such shares shall vest in their entirety earlier of one year from date of issuance or on the date of closing of any reorganization or merger.

Note 8 - Note Receivable

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

On March 12, 1999, the Corporation entered into an agreement with the Parent Corporation of the lessee, whereby the Corporation assigned its leases to the Parent Corporation for a non interest bearing promissory note in the amount of $128,000 plus a $12,000 cash payment. The note provides for sixteen monthly installments of $8,000 beginning on April 15, 1999. The Corporation recorded the note at present value of $144,198 imputing interest at 8.00%. The Corporation recognized a loss of $27,292 on this transaction. At December 31, 1999, the outstanding balance was $69,515.

Note 9 - Contingencies

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

                               ETHIKA CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

Note 9 - Contingencies, Continued

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

                               ETHIKA CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

Note 9 - Contingencies, Continued

On January 6, 1999, the Registrant was served with an Amended Complaint in an action entitled Romona Chapman et al v. Kidztime TV, Inc., et al in Colorado District Court, Jefferson County, Colorado. This complaint is virtually identical to the action described above. On July 5, 1999, the Registrant settled this lawsuit by issuing the plaintiffs 5,000,000 shares of the Company's common stock and paying $100,000 in cash.

The Registrant also filed a Cross Claim against NADC for the $450,000 of principal and accrued interest loaned to NADC during the first quarter of 1998.

Note 10 - Reorganization Agreement

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

Subsequent to the approval of the Reorganization Agreement by the Board of Directors of Ethika and NADC, Ethika extended a line of credit to NADC not to exceed $500,000 to be secured by NADC's equipment and accounts receivable. As of March 31, 1999, $450,000 with interest at 6% had been advanced against this line of credit.
The Registrant has provided $450,000 allowance against this Note.

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

Note 11 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the twelve month period ended December 31, 1999, the Company incurred a loss from operations of $99,963 and had an accumulated deficit of $12,235,151 that raise substantial doubt about its ability to continue as a going concern.

                               ETHIKA CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

Note 12 - Year 2000 Compliance

The only software program the Company utilizes is a general ledger program. The Company does not anticipate any compliance problems with its software programs or vendors.

Note 13 - Forgiveness of Debt

At the end of 1999, the Company removed $184,091 of liabilities from the books. These liabilities were setup over the last five years and no claims for payment have been made.

PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors of the Registrant are:

                                       Director
           Name               Age        Since

Dennis Brovarone               44        1997
Dennis P. Nielsen              57        1997


Each director holds office until the next annual meeting of shareholders or until a successor shall be duly elected and qualified.

The executive officer of the Registrant is:

                                                        Executive Officer
        Name                               Age                  Since

Dennis Brovarone                            44                   1997
Chairman and President,
Chief Executive Officer

The Registrant's officer serves at the pleasure of the Board of Directors.

BUSINESS EXPERIENCE

The principal occupations and business experience for the last five years or more of the directors and executive officer of the Registrant are as follows:

Dennis Brovarone - Mr. Brovarone, 43, has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990. He was elected to the Board in December 1997 and is Chairman of the Registrant's Board of Directors. Mr. Brovarone also serves as President. Prior to 1990, Mr. Brovarone served as in-house counsel to R.B. Marich, Inc.; a Denver, Colorado based brokerage firm. Mr. Brovarone served as President (Chairman) of the Board of Directors of The Community Involved Charter School, from January 1995 to March
1998, a four-year old K-12 independently chartered public school located in Lakewood, Colorado. He also serves as a Director of Innovative Medical Services, a publicly held corporation located in San Diego, California.

Dennis Nielsen - Mr. Nielsen, 56, has been a director since March 1993, he has been self employed as a business consultant offering assistance to business on restructuring, financing or assisting with possible mergers or acquisitions. Previously he was owner of P&N, Inc. and Hufburn Sales, Inc., both automobile dealerships.

In 1992 the Registrant was the subject of an investigation by the Securities and Exchange Commission ("SEC"), which was resolved by means of a settlement. Pursuant to the settlement, on March 9, 1994, the United States District Court for the District of Columbia entered final judgment of permanent injunction against the Registrant. The judgment was entered on the basis of a complaint filed by the SEC. The Registrant consented to the entry of final judgment of permanent injunction without admitting or denying the allegations contained in the SEC's complaint. The final judgment to which the Registrant consented enjoin it from violating or aiding and abetting future violations of sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules thereunder.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's Executive Officers and Directors and persons who own more than 10% of its common stock to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms filed by such person. Based upon a review of the initial and annual statements of beneficial ownership, the Registrant's Executive Officer and Directors have timely filed their reports of ownership.


ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning the total compensation paid or awarded to the Registrant's Chief Executive Officer for services rendered in all capacities to the Registrant and its subsidiaries.

                                                                      Number of
                                               Annual                Securities
Name and                                    Compensation             Underlying
Principal Position          Year          Salary      Bonus           Options

Dennis Brovarone            1999         $60,000        $0             500,000
President and Chairman

Option Grants in 1998

The following table sets forth information concerning options to purchase shares of common stock which were granted during 1998 to the individuals named in the Summary Compensation table.

                  Date          Number of Shares     Exercise  Date
Name              Granted       Underlying Option(1) Price(1)  Exercisable
--------------------------------------------------------------------------------
Dennis Brovarone       12/30/98       500,000          $0.02     (2)
Dennis Nielsen         12/30/98       500,000          $0.02     (2)

(1) Not subject to adjustment as a result of any reverse split of the outstanding common stock


(2) Exercisable ninety days from the date of closing of any reorganization or merger agreement which results in a change in control of the Registrant and expiring if unexercised by December 31, 2004.

Fiscal Year End Option Value Table: Omitted as the Options granted have not vested and are not exercisable


COMPENSATION OF DIRECTORS

Directors who are not employees of the Registrant received no cash compensation or reimbursement of expenses.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth pertinent information as to the beneficial ownership of the Registrant's common stock as of March 31, 2000 of persons known by the Registrant to be holders of 5% or more of the outstanding common stock (28,360,346). Information as to the number of shares beneficially owned has been furnished by the persons named in the table as the holders of 5% or more of such common stock.

Name and Address                          Shares
Of Beneficial Owner                       Beneficially Owned    Percent of Class


Alfred Peeper (1)                         10,500,428                      37.0%
Calle Hamburg 22
Benidorm, Spain ALC 03500

Fond Mondial D'Investissement(1)(2)        9,890,038                      34.9%
c/o SAGEM
Route Des Acacia 54
1127 Carouge, Switzerland

Noel Guardi and                            5,000,000                      17.6%
The Boyle Partnership
1175 Sherman St. # 1375
Denver, CO 80203

Eur-Am B.V. (1)(3)                           610,100                       2.2%
Calle Hamburg 22
Benidorm, Spain ALC 03500


(1) Alfred Peeper is an investment manager headquartered and operating in Benidorm, Spain. Mr. Peeper holds a power of attorney for each following person which gives him authority to purchase, sell, and exercise all voting rights relating to each "Group Member." This Reporting Person represents 37% of the total outstanding shares of Ethika common stock.

(2) Fond Mondial D'Investissement is a British Virgin Islands corporation. Beverly Hunt and Darlene Baynes are the directors with the power to revoke Mr. Peeper's power of attorney.

(3) Eur-Am, B.V., is a corporation organized under the laws of the Netherlands. Mr. Peeper and Mr. Evert Eggink are the directors with the power to revoke Mr. Peeper's power of attorney.

Security Ownership of Management

The following table sets forth information as to the beneficial ownership of the Registrant's common stock as of March 31, 2000, by each Director, nominee; Executive Officer named in the Summary Compensation Table and by all Directors and Executive Officers as a group.

       Name of                             Shares                    Percent
       Beneficial Owner                    Beneficially Owned        of Class

       Dennis Brovarone                    1,000,000                   4.2%
       Dennis P. Nielsen                   1,000,000                   4.2%
       Directors, nominees, and
       Executive  Officers  as a group     2,000,000                   8.4%
       (2 persons)

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant did not enter into any reportable relationships or transactions with its officers, directors or control persons during the fiscal year ended December 31, 1999, except for the granting of shares and options to the directors as set forth above.

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

(3)(b)(3) Amended Bylaws at Article III         Registrants  Annual Report on
          Effective September 26, 1996          Form 10-K for the year ended
                                                December 31, 1996. Ex.(3)(b)(3)

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

(10)(1) Agreement to restructure Fry Guy Equipment Leases

(21)    Subsidiaries of the Registrant

(27)    Financial Data Schedule



(b) Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        ETHIKA CORPORATION
                                                       (Registrant)
Date: March 28, 2000                               By: /s/Dennis Brovarone
                                                       -------------------
                                                       Dennis Brovarone
                                                       Chairman of the Board
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Dennis Brovarone                                           March 28, 2000
---------------------
Dennis Brovarone
Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)


/s/ Dennis Nielsen                                            March 28, 2000
---------------------
Dennis Nielsen, Director