Form 10QSB
period 2000-03-31
ETHIKA CORP
filed 2000-05-15
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                      For Three Months Ended March 31, 2000
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

    CLASS                                       Outstanding at May 10, 2000
    Common Stock, $1.00 par value                        28,360,346

                               ETHIKA CORPORATION

                                      INDEX

PART I:  FINANCIAL INFORMATION

           Item 1.            Financial Statements

    Consolidated balance sheets - March 31, 2000 and December 31, 1999        3

           Consolidated statements of operations for the three months
             ended March 31, 2000 and  1999                                   4

           Consolidated statements of cash flows for the three months
             ended March 31, 2000 and  1999                                   5

           Notes to consolidated financial statements                         6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports of Form 8-K                                      8

Signatures                                                                    8

                               Ethika Corporation
                                 Balance Sheet
                                  (Unaudited)



                                            March 31,          December 31,
                                              2000                 1999
                                           --------------     ----------------

Cash and cash equivalents                       $ 26,761             $ 21,922
Note receivable                                   46,832               69,515
Investment securities - trading                  17,330                48,523

                                           --------------     ----------------

Total current assets                              90,923              139,960

Note receivable                                        -                    -
                                           --------------     ----------------
                                           --------------     ----------------

Total assets                                    $ 90,923            $ 139,960
                                           ==============     ================


Accounts payable and Accrued expenses           $ 28,771             $ 30,793
                                           --------------     ----------------


Common stock                                  28,511,458           28,511,458
Discount on common stock                     (16,166,028)         (16,166,028)
Accumulated deficit                          (12,282,121)         (12,235,151)
                                           --------------     ----------------

                                                  63,309              110,279
Less : treasury stock                             (1,157)              (1,112)
                                           --------------     ----------------

Total stockholders' equity                        62,152              109,167
                                           --------------     ----------------

Total liabilities and stockholders' equity      $ 90,923            $ 139,960
                                           ==============     ================

   The accompanying notes are an integral part of these financial statements
                                       3

                               Ethika Corporation
                            Statement of Operations
                                  (Unaudited)



                                        Three Months ended March 31,
                                         2000                 1999
                                      --------------     ----------------

General and administrative expenses       $ (17,093)           $ (17,849)

Interest income                               1,317                   14
Unrealized loss on investments              (31,194)                   -
                                      --------------     ----------------

Loss from operations                        (46,970)             (17,835)

Income taxes                                      0                    0
                                      --------------     ----------------

Net (loss)                                $ (46,970)           $ (17,835)
                                      ==============     ================


Basic and diluted earnings per share:      $ (0.002)            $ (0.001)
                                      ==============     ================


 The accompanying notes are an integral part of these financial statements

                               Ethika Corporation
                            Statement of Cash Flows
                                  (Unaudited)


                                                  Three Months ended March 31,
                                                     2000           1999
                                                ---------------- ---------------

Cash Flows from Operating activities
Net Loss                                              $ (46,970)      $ (17,835)

Adjustments to reconcile net (loss) to
net cash provided by operating activities
(Gain) loss on investments                               31,194               -
Decrease in accounts payable                             (2,025)         (6,000)
                                                ---------------- ---------------

Net cash (used by) operating activities                 (17,801)        (23,835)
                                                ---------------- ---------------

Cash flows from investing activities
Payment received on notes receivable                     22,685          12,000
                                                ---------------- ---------------

Net cash provided by investing activities                22,685          12,000
                                                ---------------- ---------------

Cash flows from financing activities
Purchase of treasury stock                                  (45)              -
                                                ---------------- ---------------

Net cash (used by) financing activities                     (45)              -
                                                ---------------- ---------------

Net (decrease) in cash and cash equivalents               4,839         (11,835)

Cash and cash equivalents-beginning of period            21,922          48,318
                                                ---------------- ---------------

Cash and cash equivalents-end of period                $ 26,761        $ 36,483
                                                ================ ===============


Supplemental Cash Flow Information
Cash paid for interest                                      $ -             $ -
                                                ================ ===============


Schedule of Non-Cash Investing and
Financing  Activities                                None           None
                                                ================ ===============

   The accompanying notes are an integral part of these financial statements

                               ETHIKA CORPORATION
              Notes to Unaudited Consolidated Financial Statements
                   For the three months ended March 31, 2000.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the twelve month period ended December 31, 1999 the Company incurred a loss from operations of $99,963 and had an accumulated deficit of $12,235,151 that raise substantial doubt about its ability to continue as a going concern.

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

The Registrant's plan of operations is seek out a privately held business with whom the Registrant can reorganize so as to take advantage of the Registrant's status as a publicly held corporation. In order to facilitate this objective, the Registrant held a Shareholder's Meeting in June 1999 and adopted certain measures to facilitate a reorganization. The measures approved by the
Shareholders authorized the Board of Directors to take the following actions pursuant to a reorganization of the Registrant:

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

Liquidity and Capital Resources

The Registrant has reduced its overhead expenses to approximately $6,000 per month and is paying $1,000 per month against its account payable to its former auditor. The Registrant receives $8,000 per month in payment of its note receivable from Alanco Environmental Resources Corporation and from these funds the Registrant expects to have sufficient cash resources for its reduced operations through July 2000.

In September, 1999 the Registrant received a royalty payment of $7,244 from Text Retrieval Systems, Inc., pursuant to the Registrant's February, 1998 sale of its former subsidiary. The royalty payment is on each subscription of Text Retrieval Systems, Inc.'s HR Comply product and will continue until such time that the Registrant has been paid a total of $1,500,000.

Part II Other Information:

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

                                            Ethika Corporation
                                            ------------------
                                            (Registrant)

Date: May 10, 2000                          /s/Dennis Brovarone
                                            -------------------
                                            President