Form 10QSB
period 2000-06-30
ETHIKA CORP
filed 2000-08-14
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       For Six Months Ended June 30, 2000
                          Commission File Number 0-3296

                               ETHIKA CORPORATION
             (Exact name of registrant as specified in its charter)


              MISSISSIPPI                                 64-0440887
     (State of other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)

                            18 Mountain Laurel Drive
                            Littleton, Colorado 80127
                     (Address of Principal Executive Office)

        Registrant's telephone number including area code: (303) 637 2351

Former name, former address, and former fiscal year, if changed since last report: 11249 w. 103rd Drive, Westminster, CO 80021.

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

         CLASS                                Outstanding at August 10, 2000
Common Stock, $1.00 par value                        28,360,346

                               ETHIKA CORPORATION

                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated balance sheets - June 30, 2000 and December 31, 1999     3

     Consolidated statements of operations for the six months
     ended June 30, 2000 and  1999                                         4

     Consolidated statements of cash flows for the six months
     ended June 30, 2000 and  1999                                         5

     Notes to consolidated financial statements                            6

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations                                                      7

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports of Form 8-K                                   8

Signatures                                                                 8

                               ETHIKA CORPORATION
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                          June 30,            December 31,
                                                            2000                  1999
                                                       ----------------     ------------------

Cash and cash equivalents                                     $ 32,030               $ 21,922
Note receivable                                                 23,664                 69,515
Investment securities - trading                                 17,330                 48,523

                                                       ----------------     ------------------

Total current assets                                            73,024                139,960

Note receivable                                                      -                      -
                                                       ----------------     ------------------
                                                       ----------------     ------------------

Total assets                                                  $ 73,024              $ 139,960
                                                       ================     ==================


Accounts payable and Accrued expenses                         $ 26,861               $ 30,793
                                                       ----------------     ------------------


Common stock                                                28,511,458             28,511,458
Discount on common stock                                   (16,166,028)           (16,166,028)
Accumulated deficit                                        (12,298,110)           (12,235,151)
                                                       ----------------     ------------------

                                                                47,320                110,279
Less : treasury stock                                           (1,157)                (1,112)
                                                       ----------------     ------------------

Total stockholders' equity                                      46,163                109,167
                                                       ----------------     ------------------

Total liabilities and stockholders' equity                    $ 73,024              $ 139,960
                                                       ================     ==================




   The accompanying notes are an integral part of these financial statements

                               ETHIKA CORPORATION
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                             Three Months ended June 30,               Six Months ended June 30,
                                              2000                1999                   2000              1999
                                         ----------------  -------------------     -----------------  ----------------

General and administrative expenses            $ (16,856)           $ (27,038)            $ (33,949)        $ (44,887)
Lawsuit settlement                                                   (100,000)                               (100,000)

Interest income                                      867                5,273                 2,184              5287
Unrealized loss on investments                         -               29,484               (31,194)           29,484
                                         ----------------  -------------------     -----------------  ----------------

Loss from operations                             (15,989)             (92,281)              (62,959)         (110,116)

Income taxes                                           -                    -                     -                 -
                                         ----------------  -------------------     -----------------  ----------------

Net (loss)                                     $ (15,989)           $ (92,281)            $ (62,959)       $ (110,116)
                                         ================  ===================     =================  ================


Basic and diluted earnings per share:           $ (0.001)            $ (0.003)             $ (0.002)         $ (0.004)
                                         ================  ===================     =================  ================



   The accompanying notes are an integral part of these financial statements

                               ETHIKA CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                               Six Months ended June 30,
                                                               2000                  1999
                                                          ----------------     ------------------

Cash Flows from Operating activities
Net Loss                                                        $ (62,959)            $ (110,116)

Adjustments to reconcile net (loss) to
net cash provided by operating activities
(Gain) loss on investments                                         31,194                (29,484)
Sales of investment securities - trading                                -                 80,000
Decrease in accounts payable                                       (3,932)                67,001
                                                          ----------------     ------------------

Net cash (used by) operating activities                           (35,697)                 7,401
                                                          ----------------     ------------------

Cash flows from investing activities
Payment received from leases                                            -                 30,734
Payment received on notes receivable                               45,850                      -
                                                          ----------------

Net cash provided by investing activities                          45,850                 30,734
                                                          ----------------     ------------------

Cash flows from financing activities
Purchase of treasury stock                                            (45)                     -
                                                          ----------------     ------------------

Net cash (used by) financing activities                               (45)                     -
                                                          ----------------     ------------------

Net (decrease) in cash and cash equivalents                        10,108                 38,135

Cash and cash equivalents-beginning of period                      21,922                 48,318
                                                          ----------------     ------------------

Cash and cash equivalents-end of period                          $ 32,030               $ 86,453
                                                          ================     ==================


Supplemental Cash Flow Information
Cash paid for interest                                                $ -                    $ -
                                                          ================     ==================

   The accompanying notes are an integral part of these financial statements

                               ETHIKA CORPORATION

Notes to Unaudited Consolidated Financial Statements For the six months ended June 30, 2000.

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

Item 2 - Management's Plan of Operations

The Registrant did not have any revenue from operations during the fiscal year ended December 31, 1999 nor during the current fiscal year. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Having investment income as its only source of income, raises substantial doubt about the ability of the Company to continue as a going concern.

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

Liquidity and Capital Resources

The Registrant has reduced its overhead expenses to approximately $6,000 per month and is paying $1,000 per month against its account payable to its former auditor. The Registrant received $8,000 per month in payment of its note receivable from Alanco Environmental Resources Corporation and received its final payment in July, 2000. Management anticipates having sufficient cash resources for its reduced operations for the balance of the current fiscal year primarily through deferral of further executive compensation.

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

Ethika Corporation
(Registrant)

Date:  August 10, 2000                   /s/Dennis Brovarone
                                         -------------------
                                            President