Form 10QSB
period 2000-09-30
ETHIKA CORP
filed 2000-11-21
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                    For Nine Months Ended September 30, 2000
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

CLASS                                       Outstanding at November 20, 2000
Common Stock, $1.00 par value                        28,360,346

                               ETHIKA CORPORATION

                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated balance sheets-September 30, 2000
       and December 31, 1999                                               F-3

     Consolidated  statements of operations for the
       nine months ended  September 30, 2000 and 1999                      F-4

     Consolidated  statements of cash flows for the
       nine months ended  September 30, 2000 and 1999                      F-5

     Notes to consolidated financial statements                            F-6

Item 2. Management's  Discussion and Analysis of Financial
          Condition and Results of Operations                                8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports of Form 8-K                                     8

Signatures                                                                   9

            Review Report of Independent Certified Public Accountants



Board of Directors
Ethika Corporation

We have reviewed the accompanying balance sheet of Ethika Corporation, as of September 30, 2000, and the related statements of operations for the three and nine month periods then ended and statement of cash flow for the nine month period ended September 30, 2000, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of Ethika Corporation.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



Miller and McCollom, CPA's
Lakewood, Colorado

November 20, 2000

                               ETHIKA CORPORATION
                                  Balance Sheet


                                                   September 30, 2000
                                                    (Unaudited)                    December 31, 1999
                                               -------------------------    --------------------------

Cash and cash equivalents                                     $ 20,667                      $ 21,922
Note receivable                                                      -                        69,515
Investment securities - trading                                 17,330                        48,523
                                               -------------------------    --------------------------
Total current assets                                            37,997                       139,960
                                               -------------------------    --------------------------
Total assets                                                  $ 37,997                     $ 139,960
                                               =========================    ==========================

Accounts payable and accrued expenses                         $ 24,379                      $ 30,793
                                               -------------------------    --------------------------

Common stock                                                28,511,458                    28,511,458
Discount on common stock                                   (16,166,028)                  (16,166,028)
Accumulated deficit                                        (12,330,655)                  (12,235,151)
                                               -------------------------    --------------------------

                                                                14,775                       110,279
Less:  treasury stock                                           (1,157)                       (1,112)
                                               -------------------------    --------------------------

Total stockholders' equity                                      13,618                       109,167
                                               -------------------------    --------------------------

Total liabilities and stockholders' equity                    $ 37,997                     $ 139,960
                                               =========================    ==========================

                               ETHIKA CORPORATION

                             Statement of Operations
                                   (Unaudited)




                                                        Three Months Ended September 30,                Nine Months Ended
                                                                                                          September 30,
                                                      -------------------------------------    ------------------------------------
                                                            2000                1999               2000                1999
                                                      -----------------    ----------------    --------------    ------------------
General and administrative expenses                         $ (16,902)          $ (20,512)        $ (50,851)            $ (65,461)
Lawsuit settlement                                                  -                   -                 -              (200,000)
Loss on disposition of leases                                 (16,000)                  -           (16,000)                    -
Royalty income                                                      -               7,244                 -                 7,244
Interest income                                                   359                   -             2,543                 7,562
Gain (loss) on disposal of fixed assets                             -                   -           (31,194)                    -
Gain (loss) from investment securities                              -               2,275                 -                29,484
                                                      -----------------    ----------------    --------------    ------------------
                                                      -----------------    ----------------    --------------    ------------------

Loss from operations                                          (32,543)            (11,053)         (95,502)              (221,171)
                                                      -----------------    ----------------    --------------    ------------------
                                                      -----------------    ----------------    --------------    ------------------

Net loss                                                    $ (32,543)         $ (11,053)         $ (95,502)           $ (221,171)
                                                      =================    ================    ==============    ==================
                                                      =================    ================    ==============    ==================

Basic and diluted earnings per share                         $ (0.002)           $ (0.001)         $ (0.003)             $ (0.009)
                                                      =================    ================    ==============    ==================


                               ETHIKA CORPORATION

                             Statement of Cash Flows
                                   (Unaudited)




                                                      Nine Months Ended September 30,
                                                   -----------------------------------------
                                                        2000                    1999
                                                   -------------------   -------------------
Cash flows from operating activities
Net loss                                                  $ (95,502)            $ (221,117)

Adjustment to reconcile net (loss) to
   net cash provided by operating activities
Increase in accounts receivable                                    -                (7,244)
(Gain) loss on investments                                    31,194               (29,484)
Sales of investment securities - trading                           -               100,000
(Decrease) in accounts payable                                (6,414)              (10,999)
Loss on disposition of leases                                 16,000                     -
Sale of investment securities                                      -                80,000
                                                   -------------------   -------------------

Net cash (used by) operating activities                     (54,722)               (88,844)
                                                   -------------------   -------------------
Cash flows from investing activities
Payment received from leases
Payment received on notes receivable                          53,512                52,421
                                                   -------------------   -------------------
Net cash provided by investing activities                     53,512                52,421
                                                   -------------------   -------------------
Cash flows from financing activities
Purchase of treasury stock                                      (45)                     -
                                                   -------------------   -------------------
Net cash (used by) financing activities                         (45)                     -
                                                   -------------------   -------------------
Net (decrease) in cash and cash equivalents                  (1,255)               (36,423)

Cash and cash equivalents-beginning of period                 21,922                48,318
                                                   -------------------   -------------------
Cash and cash equivalents-end of period                     $ 20,667              $ 11,895
                                                   ===================   ===================
Supplemental cash flow information
Cash paid for interest                                      $      -                $    -
                                                   ===================   ===================

                               ETHIKA CORPORATION

              Notes to Unaudited Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2000

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

Note Receivable

During 1995, the Corporation entered into leasing activities which consist of the leasing of fry cook units to be placed in various locations and operated by the lessee. On March 12, 1999, the Corporation entered into an agreement with the Parent Corporation of the lessee, whereby the Corporation assigned its leases to the Parent Corporation for a non-interest bearing promissory note in the amount of $128,000 plus a $12,000 cash payment. The note provides for sixteen monthly installments of $8,000 beginning on April 15, 1999. The Corporation recorded the note at present value at $144,198 imputing interest at 8.00%. The Corporation recognized a loss of $27,292 on this transaction. The final payment was received in July, 2000.

Lawsuit Settlement

On September 20, 1998, the Registrant was served with the Third Amended Complaint in an action entitled Jeffrey Allard, et al v. Kidztime TV, Inc., et al in Colorado District Court, Jefferson County, Colorado. On July 6, 1999, the Registrant entered into and closed a settlement agreement on its previously disclosed Legal Proceedings of Jeffrey Allard, et al v. Kidztime TV, Inc., et al in Colorado District Court, Jefferson County, Colorado. The settlement releases all of the plaintiff's claims against the Registrant and any potential claims against the Registrant's management. The terms of the offer were the payment of $100,000 and the issuance of 5,000,000 shares of restricted common stock. The legal proceedings are to be dismissed with prejudice.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the twelve month period ended December 31, 1999, the Company incurred a loss from operations of $99,963 and had an accumulated deficit of $12,235,151 that raises substantial doubt about its ability to continue as a going concern. An additional loss of $95,502 was incurred for the nine months ending September 30, 2000.

                               ETHIKA CORPORATION

              Notes to Unaudited Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2000


Recent Accounting Pronouncements

In June of 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standards to have a material impact on its results of operations, financial position or cash flows, as the Company currently does not engage in any derivative or hedging activities.

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

As of the date of this report, Management has entered into a letter of intent with Tradequest Inc., a Utah corporation engaged in the business of providing a barter exchange for goods and services for business and consumers. The principal terms of the proposed reorganization are that the Registrant will declare the reverse split of 50 to 1, change its name to Tradequest International Inc. and issue 2,000,000 post split shares to the shareholders of Tradequest. At closing the current board of directors is to resign and three nominees of Tradequest be appointed to the board of directors. Closing of the reorganization is subject to certain conditions including payment of the Registrant's outstanding liability of approximately $25,000, the purchase and cancellation of 5,000,000 currently outstanding shares of the Registrant's common stock and the execution of an Indemnity Agreement by the Registrant's principal shareholder, Fond Mondial D'Investissement which will indemnify Tradequest against any and all potential liabilities of Ethika which may arise due to facts and circumstances occurring over the past two years.

Execution and closing of a definitive reorganization agreement cannot be assured. In the event the Tradequest reorganization is not executed and closed, the Registrant will return to its business plan of seeking a reorganization candidate.

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

In September, 2000 the Registrant received a royalty payment of $xxxx from Text Retrieval Systems, Inc., pursuant to the Registrant's February, 1998 sale of its former subsidiary. The royalty payment is on each subscription of Text Retrieval Systems, Inc.'s HR Comply product and will continue until such time that the Registrant has been paid a total of $1,500,000.


Part II Other Information:

Item 6 - Exhibits and Reports on 8K

     Exhibits: (27) Financial Data Schedule

(b) none

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ethika Corporation
(Registrant)


/s/Dennis Brovarone
-------------------
President
Date: November 20, 2000