Form 10KSB
period 2000-12-31
ETHIKA CORP
filed 2001-04-23
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                      Commission file number
         DECEMBER 31, 2000                                 0-3296

                               ETHIKA CORPORATION
             (Exact Name of Registrant As Specified In Its Charter)

                  MISSISSIPPI                       64-0440887
               (State or other jurisdiction        (IRS employer
           of incorporation or organization)     identification no.)

               448 East 6400 South, Suite 450, Murray, Utah 84107
                     (Address of Principal Executive Office)

        Registrant's telephone number, including area code: 801 892 3000

           Securities registered pursuant to section 12(g) of the Act:
                   Common Capital Stock no par value per share
                                (Title Of Class)

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

AS OF APRIL 11, 2001, 23,560,691 COMMON SHARES WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE CLOSING AVERAGE OF THE BID AND ASKED PRICES ON THE OVER-THE-COUNTER MARKET ON April 12, 2001)OF TRADEQUEST CORPORATION HELD BY NON-AFFILIATES (PRIOR TO THE 50 TO 1 REVERSE SPLIT EFFECTIVE WITH SHARE HOLDINGS ROUNDED UP TO THE NEXT MULTIPLE OF FIFTY SHARES EFFECTIVE APRIL 16, 2001) (12,860,018 SHARES) WAS APPROXIMATELY $257,000.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                Certain Exhibits

PART I
ITEM 1 - BUSINESS

General

Ethika Corporation ("Ethika" or the "Registrant"), for the three most recent fiscal years has focused primarily on reducing its operating expenses and paying its liabilities while seeking a privately held business, which seeks to become a publicly held corporation through a change in control reorganization with the Registrant.

On April 2, 2001 the Registrant closed its Agreement and Plan of Reorganization with Tradequest, Inc., a Utah corporation headquartered in Salt Lake City, Utah. Tradequest is a developmental stage company engaged in the business of providing barter exchange services for consumers and businesses.

The principal terms of the reorganization are:

     The Registrant acquired 100% of the outstanding shares of Tradequest in exchange for 2,032,793 shares of common stock which will be 80% of the outstanding shares of Ethika following the below described reverse split;

     Ethika will change its name to Tradequest International, Inc. The Articles of Amendment for the name change was filed with the Mississippi Secretary of State on April 4, 2001;

     A reverse split of the outstanding Ethika common stock on a fifty to one basis with fractional shares being rounded up to the next multiple of fifty shares. The record date of the reverse split is April 12, 2001 and the shares began to trade under the new symbol of TQST on the split basis on April 16, 2001;

     The current management of Tradequest have been appointed as the officers and directors of Ethika. The former Directors have resigned, though Dennis Brovarone, the Registrant's President will temporarily remain in this position through April, 2001;

     The Registrant acquired 5,000,000 (Pre-Split) shares from the Kidztime TV Plaintiffs for $55,000 and has cancelled these shares. $50,000 of the $55,000 purchase price was provided by Tradequest;

     The Registrant settled its outstanding liabilities by payment of $11,400, thereby leaving the Registrant with no outstanding accounts payable prior to the closing date; and

     The Registrant, Tradequest and Fond Mondial D'Investissement, the Registrant's largest shareholder prior to the reorganization entered into an Indemnity Agreement whereby Fond Mondial D'Investissement agreed to indemnify Tradequest and its officers and directors against any liability of the Registrant arising from any events between December 1997 and April 2, 2001. Fond Mondial D'Investissement received a payment of $200,000 in consideration of this agreement which was paid by Tradequest.


DESCRIPTION OF THE BUSINESS OF TRADEQUEST


Tradequest is engaged in the retail and corporate exchange and barter industry. A trade and barter exchange is an organization where individual members offer goods and services to other members in exchange or trade for goods and services of the other members using a proprietary currency called Trade Dollars. By acting as a facilitator of the exchange or barter, Tradequest receives revenue by taking a percentage, in dollars, of the trade or barter value. Members receive Trade Dollars equal to the value of the goods or services contributed to the exchange. The member may then use these trade dollars to purchase goods or services from the exchange, which were previously contributed to the exchange by other members.

By acting as a facilitator to the barter, Tradequest increases the ability of individuals and businesses to barter. Tradequest eases the difficulties in barter by allowing individuals and companies to contribute their goods and services to a pool available to all members of the barter exchange. By having a pool of goods and services, the members of the barter exchange can choose the items they wish to receive without the worry that they have to match to the other members needs. The member of the barter exchange only needs to deliver the Trade Dollars they received from the exchange when they contributed their goods and services to consummate the transaction. By facilitating the barter, Tradequest expands the market for bartering.

Members are able to trade by using our internet sight to find product and services or calling into the company and talking to a trade director who then will help them find the products or services that they desire.

Tradequest profits in two ways. First, it receives membership fees from individuals and companies who pay to join Tradequest's barter exchange; the initial membership fee presently is $395. In addition to the membership fees, Tradequest makes money on each trade or barter by taking, in dollars, a percentage of the value of each transaction. For example, if one member of the exchange wished to purchase a computer from another member of the exchange, the member would surrender in barter dollars to the other member the value of the computer and Tradequest records the transaction both debit and credit. Tradequest would then charge a percentage of the value of the barter dollars exchanged for making the transaction.

TradeQuest currently has over 2000 members in its exchange. There are over 500 other exchanges nationwide and the average exchange has an average of 400-600 members. There are two are only two companies who claim to be national and there are four exchanges which are publicly held companies.


Employees

At December 31, 2001, the Registrant had one employee, its President. As of April 2, 2001, the Registrant has seven employees through Tradequest.


ITEM 2 -  PROPERTIES

The Registrant's office space for the fiscal year ended December 31, 2001 was provided by its President without cost to the Registrant. Tradequest leases approximately 4,400 square feet of office space from an unrelated party. The lease payments are $6,400 per month and the term of the lease is two years.


ITEM 3 - LEGAL PROCEEDINGS

The Registrant is not a party to any litigation at this time.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  NONE

                                     PART II

ITEM 5- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is traded on the OTC Electronic Bulletin Board under the symbol TQST. Prior to April 16, 2001 it traded under the symbol ETKA. The following table sets forth the reported high and low sale prices as reported by the OTC Electronic Bullentin Board for the quarters indicated. This information does not include retail markups, markdowns, or commissions. Nor does this information reflect the 50 to 1 reverse split effective April 16, 2001.

                                         2000                   1999
                                    ---------------       ---------------
                                    High       Low        High        Low
                                    ----       ---        ----        ---

           Quarter
           First                    0.015      0.03       0.015       0.15
           Second                   0.09       0.03125    0.038       0.015
           Third                    0.05       0.03       0.035       0.02
           Fourth                   0.07       0.016       0.03       0.02

No dividends were paid on the Registrant's common stock during the last two years, and the Registrant does not intend to pay dividends in the foreseeable future. The number of holders of record of common stock of the Registrant on April 12, 2001 was approximately 2,400.

Item 6 - Management's Plan of Operations

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

On April 2, 2001 the Registrant closed its Agreement and Plan of Reorganization with Tradequest, Inc., a Utah corporation headquartered in Salt Lake City, Utah. Tradequest is a developmental stage company engaged in the business of providing barter exchange services for consumers and businesses. The Tradequest Plan of Operation is as follows:

Tradequest is focusing on developing its core retail barter, corporate barter and media business through its existing client base and through mergers and acquisitions that it intends on making throughout the remainder of this year. Tradequest currently has seven full time employees that will expand as determined and warranted by the successful acquisitions.

Tradequest is currently operating at a loss due to expenses allocated in the developing of internal programs and software. Management anticipates that revenues for the second quester will exceed prior year's revenue largely due to acquisitions and mergers it will make.

To fund its growth, Tradequest intends to raise $1 million dollars through a Private Placement of its common stock. The proceeds of the placement will be used for equipment, excess inventory purchases and corporate overhead.

It is the objective of Tradequest to secure through mergers and acquisitions, quality retail and corporate barter companies with high upside potential that will optimize its core business.

According to the International Reciprocal Trade Association (IRTA), the trade/barter industry has increased in total revenue from $250 million in 1982 to $16 billion in 1998. The trade industry sales increases when the economy slows, cash expenditures tighten and business owners find alternate ways to keep their business running. It is management's opinion that with the downward trend of today's economy it is a positive signal for the trade and barter industry.

Liquidity and Capital Resources

The Registrant has reduced its overhead expenses to approximately $6,000 per month and has settled its account payable to its former auditor through the payment of $11,400 in November, 2000. The Registrant received $8,000 per month in payment of its note receivable from Alanco Environmental Resources Corporation and received its final payment in July, 2000.

In September, 2000 the Registrant received a royalty payment of $13,109 from Text Retrieval Systems, Inc., pursuant to the Registrant's February, 1998 sale of its former subsidiary. The royalty payment is on each subscription of Text Retrieval Systems, Inc.'s HR Comply product and will continue until such time that the Registrant has been paid a total of $1,500,000.


Results of Operation

During the fiscal year ended December 31, 2000, administrative expenses were $66,173 as compared to $94,166 for the fiscal year ended December 31, 1999. The fiscal year ended December 31, 2000, generated a net loss of $100,639 compared to a loss of $99,963 for the fiscal year ended December 31, 1999. $65,482 of this loss is the result of a write off of the value of shares of Ben Ezra Weinstein and Company, Inc., as the issuer has ceased operations and there is no realistic market for the shares.

ITEM 7 - FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS


                               ETHIKA CORPORATION


                              FINANCIAL STATEMENTS

                                      with

               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                                                                  Page

Reports of Independent Certified Public Accountants               F-2

Financial Statements:

         Balance Sheet                                            F-3

         Statements of Operations                                 F-4

         Statement of Shareholders' Equity (Deficit)              F-5

         Statement of Cash Flows                                  F-6

         Notes to Financial Statements                        F-7 to F-10

                         Independent Accountants' Report


Board of Directors
Ethika Corporation


     We have audited the accompanying balance sheet of Ethika Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ethika Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss from operations of $100,639 for 2000 and it has incurred substantial net losses for each of the past two years. Except for the possibility of a reorganization indicated in Note 1, because of the losses and lack of working capital, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.






Denver, Colorado
April 5, 2001

                               ETHIKA CORPORATION
                                 Balance Sheets
                           December 31, 2000, and 1999

                                     ASSETS

                                                                       2000                    1999
                                                                   -----------              ----------

Current assets
    Cash and cash equivalents                                          $ 3,525                $ 21,922
    Note receivable                                                          -                  69,515
    Investment securities - Trading                                          -                  48,523
                                                                   -----------              ----------
Total current assets                                                     3,525                 139,960
                                                                   -----------              ----------
Total assets                                                           $ 3,525               $ 139,960
                                                                   ===========              ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                          $         -                $ 30,793
                                                                   -----------             -----------
Total current liabilities                                                    -                  30,793

Common stock, $1 par value authorized 50,000,000 shares;
   28,563,423 issued; 23,536,111 and 28,536,111 shares
   outstanding at December 31, 2000, and 1999, respectively         28,563,423              28,563,423
Discount on common stock                                           (16,217,996)            (16,217,996)
Accumulated deficit                                                (12,335,790)            (12,235,151)
                                                                   ------------           ------------

                                                                         9,637                 110,276

Less:  Treasury Stock; 5,027,312 shares at December 31,
       2000, and 27,312 shares at December 31, 1999, at cost            (6,112)                 (1,112)
                                                                   ------------           ------------

Total stockholders' equity                                                3,525                109,164
                                                                   ------------           ------------

Total liabilities and stockholders' equity                              $ 3,525              $ 139,960
                                                                   ============           ============






              The accompanying notes are an integral part of these
                              financial statements.

                               ETHIKA CORPORATION
                             Statement of Operations
                 For the Years Ended December 31, 2000, and 1999


                                                    2000          1999
                                                  --------     --------

Royalty income                                   $  13,109      $  7,244
                                                 ---------      --------
Expenses
  Legal fees                                        50,259        67,692
  Other general and administrative costs            15,914        26,471
                                                  --------      --------
                                                    66,173        94,163
                                                  --------      --------
 Loss from operations                              (53,064)      (86,919)

Other income (expense)
   Interest income                                   3,444         9,342
   Loss from investment securities                 (65,482)       (6,477)
                                                  --------      --------

Loss before extraordinary items                   (115,102)      (84,054)

Extraordinary income (loss) items
   Forgiveness of debt                              14,463       184,091
   Settlement of lawsuit                                 -      (200,000)
                                                 ---------      --------
Net loss                                        $ (100,639)    $ (99,963)
                                                 =========      ========







              The accompanying notes are an integral part of these
                             financial statements.

                               ETHIKA CORPORATION
                  Statement of Changes in Shareholders' Equity
                For the Years Ending December 31, 2000, and 1999

                                                                                                      Retained
                                               Common Stock                    Discount on            Earnings/
                                    ------------------------------------         Common              Accumulated
                                         Shares              Amount              Stock                 Deficit
                                    -------------    -------------------    ------------------    ------------------

Balance at December 31, 1998          20,413,423          $ 20,413,423         $ (8,175,496)        $ (12,135,188)

Replacement certificate                  150,000               150,000              (150,000)                   -

Shares issued for services             3,000,000             3,000,000           (2,992,500)                    -

Shares issued in settlement
   of lawsuit                          5,000,000             5,000,000           (4,900,000)                    -

Net loss                                       -                     -                    -               (99,963)
                                    -------------    -------------------    ------------------    ------------------
Balance at December 31, 1999          28,563,423            28,563,423           (16,217,996)         (12,235,151)

Shares repurchased                             -                     -                    -                     -

Net loss                                       -                     -                    -              (100,639)
                                    -------------    -------------------    ------------------    ------------------
Balance at December 31, 2000          28,563,423          $ 28,563,423         $ (16,217,996)       $ (12,335,790)
                                    =============    ===================    ==================    ==================

              The accompanying notes are an integral part of these
                              financial statements.

                               ETHIKA CORPORATION
                  Statement of Changes in Shareholders' Equity
                For the Years Ending December 31, 2000, and 1999



                                                Treasury Stock                  Total
                                         ------------------------------      Shareholders'
                                            Shares           Amount             Equity
                                         -------------     ------------    -----------------

Balance at December 31, 1998                 (27,312)        $ (1,112)          $ 101,627

Replacement certificate                           -                -                    -

Shares issued for services                        -                -                7,500

Shares issued in settlement
   of lawsuit                                     -                -              100,000

Net loss                                          -                -               (99,963)
                                         -------------     ------------    -----------------
Balance at December 31, 1999                 (27,312)          (1,112)            109,164

Shares repurchased                        (5,000,000)          (5,000)              (5,000)

Net loss                                          -                -              (100,639)
                                         -------------     ------------    -----------------
Balance at December 31, 2000              (5,027,312)        $ (6,112)            $ 3,525
                                         =============     ============    =================

              The accompanying notes are an integral part of these
                              financial statements.


                                    Con't F-5

                               ETHIKA CORPORATION
                             Statements of Cash Flow
                 For the Years Ended December 31, 2000, and 1999

                                                               2000          1999
                                                           -------------  ------------

Cash flows from operating activities:
   Net loss                                                $ (100,639)   $ (99,963)
   Adjustments to reconcile net (loss)
     to net cash provided by operating activities
   Shares issued for settlement                                     -      100,000
   Shares issued for services                                       -        7,500
   Realized and unrealized (gain) loss on
     investment securities                                     48,523        6,477
   Decrease in accounts receivable                             29,515        7,457
   (Decrease) in accounts payable
     and other liabilities                                    (30,796)     (42,936)
   Sales of investment securities - trading                         -       80,000
                                                          ------------    -------------

Net cash provided by (used from)
   operating activities                                       (53,397)     (58,835)
                                                          ------------    -------------

Cash flows from investing activities:
   Payments on notes receivable                                40,000       74,683
   Purchase of treasury stock                                  (5,000)           -

Net cash (used from) provided by
   investing activities                                        35,000       79,982
                                                          ------------    -------------
Cash flows from financing activities:
Net cash used from financing activities                             -            -
                                                          ------------    -------------
Net increase (decrease) in cash and cash
   equivalents                                                (18,397)     (21,147)
Cash and cash equivalents - beginning of period                21,922       43,069
                                                          ------------    -------------

Cash and cash equivalents - end of period                  $    3,525     $ 21,922
                                                          ============    =============

Supplemental schedule of non-cash
  investing and financing activities:

Common stock issued for equity
   settlement of lawsuit                                   $        -    $ 100,000
                                                           ===========    =============

Common stock issued for services                           $        -    $   7,500
                                                           ===========    =============



              The accompanying notes are an integral part of these
                              financial statements.

                               ETHIKA CORPORATION
                          Notes to Financial Statements
                           December 31, 1999 and 2000

Note 1 - Business and Significant Accounting Policies

Nature of Operations

Ethika Corporation (the "Company"), a Mississippi corporation, has no present operations other than the holding of certain assets and royalty agreement described in Note 2. The Corporation has agreed to a reorganization with TRADEQUEST Inc ("TRADEQUEST"), a Utah corporation, which is more fully described in Note 6.

Basis of Presentation - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the twelve months periods ended December 31, 2000 and 1999, the Company's Statement of Operations shows a loss of $100,639 and $99,963, respectively, and had an accumulated deficit of $12,235,154.as of December 31, 2000. Upon the completion of the reorganization, management believes that it will be able to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and money market investments, which carry no withdrawal restrictions, and that have original maturity of ninety days or less.

Investments

As of December 31, 1999, the Company had investments classified as trading, which, under the provisions of Statement of Financial Accounting Standards No. 115, were reported at market values. The remaining trading securities at December 31, 2000, were written-off as having no value.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               ETHIKA CORPORATION
                          Notes to Financial Statements
                           December 31, 1999 and 2000

Note 1 - Business and Significant Accounting Policies (continued)

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings PerShare" ("SFAS No. 128") during 1997. SFAS No. 128 provides for new accounting principles to be used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 21, 2000 and 1999. Basic and diluted earnings per share are based on the weighted average number of common shares outstanding of 28,119,444 and 26,010,346 and for the years ended December 31, 2000 and 1999 respectively.

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

Note 2 - Royalty Agreement

On February 17, 1998, the Company completed the disposition of certain of its' operating units. Under the agreement, disposing of the operating units, the Company is to receive future royalties from the use of a retrieval system, not to exceed $1,500,000 over the next ten years. The Company received royalties of $13,109 during 2000 and $7,244 during 1999. A total of $30,353 has been received December 31, 2000.

Note 3 - Recent Accounting Pronouncements

In June of 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of these standards to have a material impact on its results of operations, financial position or cash flows, as the Company currently does not engage in any derivative or hedging activities.

                               ETHIKA CORPORATION
                          Notes to Financial Statements
                           December 31, 1999 and 2000

Note 3 - Recent Accounting Pronouncements (continued)
In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the third quarter of fiscal year ending December 31, 2001. Management believes the adoption of this bulletin will have no material impact on the Company's financial statements.

Note 4 - Income Taxes

The Company, as of December 31, 2000, has net operating loss carry-forwards of approximately $3,900,000, which will expire through 2020 and capital loss carry-forwards of approximately $2,200,000. A change in ownership of more than 50% of the Company may result in the inability of the Company to utilize the carryovers. As of December 31, 2000, the Company had deferred tax assets of approximately $2,050,000 resulting from net operating loss carry-forwards and net capital loss carry-forwards. An evaluation allowance has been provided for the entire total deferred tax since the amounts, if any, of future revenues necessary to be able to utilize the carryovers, are uncertain, and because of the possible loss of carryovers resulting from a possible change in Company ownership, resulting from the proposed reorganization described in Note 6.

Note 5 - Common Stock

The Company approved the purchase of 5,000,000 shares of its common stock from one of its principal shareholders. The Company paid $5,000 for the stock and as of December 31, 2000, included the stock as Treasury stock.

On November 27, 2000, the Company approved a reverse stock split of one share for each fifty shares of its outstanding common stock with any fractions resulting from the split being rounded up to the next whole multiple of fifty shares. The Company anticipates the reverse stock split to be consummated during the early part of 2001.

Note 6 - Reorganization

On November 27, 2000, the Company entered into an Agreement and Plan of Reorganization with TRADEQUEST, whereby TRADEQUEST will exchange all of its outstanding common stock for 2,000,000 shares of the common stock of the Company (representing not less than 80% of the then outstanding shares of the Company after the reverse stock split described in the preceding note). The Company intends to change its' name to TRADEQUEST INTERNATIONAL, INC. and TRADEQUEST will become a subsidiary of the Company.

                               ETHIKA CORPORATION
                          Notes to Financial Statements
                           December 31, 1999 and 2000

Note 7 - Stock Options

At December 31, 1999, the Company had options outstanding to purchase 1,000,000 of the Company stock at $.02 per share. These options are held equally by two former Directors and the options have been amended to provide that for each former Director, 100,000 shares are exercisable only after July 4, 2001. These options are exercisable until December 31, 2003, and the remaining 400,000 shares are exercisable only if the individuals own less than 5% of the then outstanding common stock.

                         TRADEQUEST INTERNATIONAL, INC.


                                Table of Contents




Independent Auditors' Report                                    1


Financial Statements

   Balance Sheet                                                2

   Statement of Operations                                      3

   Statement of Stockholders' Equity                            4

   Statement of Cash Flows                                      5

   Notes to Financial Statements                                6

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Tradequest International, Inc.
Salt Lake City, Utah


We have audited the accompanying balance sheet of Tradequest International, Inc. as of June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the period from inception (May 15, 1999) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tradequest International, Inc. as of June 30, 2000, and the results of its operations and its cash flows for the period from inception (May 15, 1999) to June 30, 2000 in conformity with generally accepted accounting principles.





Bountiful, Utah
July 31, 2000

                         TRADEQUEST INTERNATIONAL, INC.
                                  Balance Sheet
                                  June 30, 2000

ASSETS

Current assets
   Cash in bank                                                 $      40,903
   Cash - escrow                                                      115,000
   Trade dollars                                                    1,389,866
   Accounts receivable, net of allowance of $50,000                   326,060
   Inventory                                                           25,200
   Prepaid expenses                                                       895
                                                                -------------

       Total current assets                                         1,897,924
                                                                -------------

Furniture and equipment, at cost
   Furniture and equipment                                             34,697
   Accumulated depreciation                                            (3,834)
                                                                -------------
                                                                       30,863

Other assets                                                           33,161
                                                                -------------
                                                                $   1,961,948
                                                                =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                             $      22,581
   Accrued liabilities                                                  2,590
   Note payable - short term                                           24,000
   Deferred revenue                                                    12,926
                                                                -------------
       Total current liabilities and deferred revenue                  62,097
                                                                -------------

Stockholders' equity
   Common stock, $0.001 per share par value; 25,000,000
     shares authorized; 5,000,000 issued and outstanding                5,000
   Additional paid in capital                                       1,910,142
   Retained earnings (deficit)                                        (15,291)
                                                                -------------
                                                                    1,899,851

                                                                $   1,961,948
                                                                =============



                 See accomanying notes to financial statements

                         TRADEQUEST INTERNATIONAL, INC.
                             Statement of Operations
                 From Inception (May 15, 1999) to June 30, 2000


Revenues
   Trade exchange revenue                             $     188,119
   Membership fees                                            2,908
                                                      -------------

                                                            191,027

Expenses
   Payroll expenses                                          96,678
   Consulting fees                                           20,296
   Legal and professional                                    19,581
   Telephone                                                 12,714
   Cost of products                                          12,500
   Travel and entertainment                                   9,816
   Rent                                                       8,030
   Freight                                                    4,562
   Office supplies                                            4,149
   Depreciation                                               3,834
   Dues and subscriptions                                     3,122
   Miscellaneous                                              2,648
   Bad debts                                                  2,590
   Utilities
                                                              2,329
   Software                                                     989
   Bank service charges                                         858
   Advertising                                                  680
   Repairs and maintenance                                      582
   Licenses and permits                                         360
                                                      -------------
     Total expenses                                         206,318
                                                      -------------

Loss before income taxes                                    (15,291)

Income taxes                                                      -
                                                      -------------

Net loss                                                    (15,291)

Retained earnings, beginning of period                            -
                                                      -------------

Retained earnings (deficit), end of period            $     (15,291)
                                                      =============

                  See accomanying notes to financial statements

                          TRADQUEST INTERNATIONAL, INC.
                        Statement of Stockholders' Equity
                 From Inception (May 15, 1999) to June 30, 2000




                                                                       Additional
                                                      Common Stock         Paid-In       Retained
                                         ----------------------------
                                            Shares          Amount         Capital       Earnings
                                         -------------  -------------  -------------   -------------


Stock sold for cash in
   private placement                            46,000    $     46      $  114,954       $     -

Stock issued for acquisitions and in
   exchange for assets                       4,954,000       4,954       1,795,188             -

Net loss for year ended
   June 30, 2000                                  -              -               -       (15,291)
                                         -------------  -------------  -------------   -------------

Balance, June 30, 2000                       5,000,000  $    5,000      $1,910,142     $ (15,291)
                                         =============  =============  =============   =============



                  See accomanying notes to financial statements

                         TRADEQUEST INTERNATIONAL, INC.
                             Statement of Cash Flows
                 From Inception (May 15, 1999) to June 30, 2000


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $     (15,291)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation                                                         3,834
     Trade dollars                                                   (1,389,866)
     Non-cash contributions to capital                                1,266,654

     Changes in assets and liabilities
       Accounts receivable                                             (326,060)
       Inventory                                                        (25,200)
       Other assets                                                     (33,161)
       Accounts payable                                                  22,581
       Accrued liabilities                                                2,590
                                                                  -------------

         Net cash used by operating activities                         (493,919)
                                                                  -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture and equipment
                                                                         (6,893)
                                                                  -------------
         Net cash used by investing activities                           (6,893)
                                                                  -------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of stock                                        5,000
   Proceeds from capital contributions                                  656,715
                                                                  -------------

         Net cash provided by financing activities                      651,715
                                                                  -------------

Net increase in cash                                                    155,903

Cash, beginning of period                                                  -
                                                                  -------------

Cash, end of period                                               $     155,903
                                                                  =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid                                                  $        -
                                                                  =============

   Income taxes paid                                              $        -
                                                                  =============



 See accomanying notes to financial statements

                         TRADEQUEST INTERNATIONAL, INC.
                          Notes to Financial Statements


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Tradequest International, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     Description of Business
     -----------------------
     Tradequest International, Inc. (the "Company) was organized on May 15, 1999. The Company is engaged in the retail and corporate exchange and barter industry. A trade and barter exchange is an organization where individual members offer goods and services to other members in exchange or trade for goods and services of the other member. The Company by acting as a facilitator of the exchange or barter receives revenue by taking a percentage, in dollars, of the trade or barter value. Members receive trade dollars equal to the value of the goods or services contributed to the exchange. The member may then use these trade or barter dollars to purchase goods or services from the exchange which were previously contributed to the exchange by other members.

     Depreciation
     ------------

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. In these financial statements, assets, liabilities, and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

     Trade Dollar Transactions
     -------------------------
     The Company uses the ratio of one trade dollar to one United States dollar in measuring and accounting for purchases and sales. The one-for-one ratio is the pervasive standard throughout the barter industry. For those few significant trade dollar transactions in which fair market values are determined to be materially different from the ratio of $1 to one trade dollar, the fair market values are used in determining the accounting result of the transaction instead of amounts equal to the number of trade dollars exchanged.

     Inventory
     ---------
     Inventory is stated at the lower of cost (first-in, first-out basis) or market. Inventory purchased for principal party trading paid with trade dollars is valued at the amount of trade dollars paid unless fair market value is determined to be materially different.

     Income Taxes
     ------------
     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes (if any) related primarily to differences between bases of certain assets and liabilities for financial and tax reporting and because the Company files its tax return on the cash basis. Deferred taxes represent the future tax return consequences of the differences referenced above, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

2.   TRADE DOLLARS
     -------------
     At June 30, 2000, the Company had earned $1,389,866 trade dollars in excess of the amount of trade dollars expended by the Company. The Company intends to use these trade dollars to purchase goods and services from other members of the exchange or for use by the Company in its operations or for the purchase of other companies.


3.   ACCOUNTS RECEIVABLE
     -------------------
     Accounts receivable consist of unpaid fees (10%) or barter transactions that have been completed as of June 30, 2000 in the amount of $3,060.

     Accounts receivable in the amount of $373,000 consist of goods and services of other companies which were contributed to TradeQuest by shareholders in exchange for stock.

     An allowance for doubtful accounts in the amount of $50,000 has been established.


4.   INVENTORY

     Inventory consists of goods and services that will either be sold through the barter exchange or will be used in the operations of the Company.


5.   FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost and consists of office furniture and computers. Depreciation is computed on the straight-line method over estimated lives of five to seven years. Depreciation expense was $3,834 for the period ended June 30, 2000.

6.   SHORT-TERM NOTE PAYABLE

     The Company borrowed funds in the amount of $24,000 from another company. The note accrues interest at 8% and is payable in monthly payment of $1,085 beginning August 1, 2000.


7.   CAPITAL STOCK

     Private Placement - During the period ended June 30, 2000, the Company received proceeds of $115,000 from a private placement of 46,000 units at $2,50 per unit, each unit consisting of one share of common and one warrant. Each warrant entitles the holder to purchase one share of common stock for $3.50 for a period of two years from the date of issuance.

     Common Stock - The Company has issued 4,954,000 shares of common stock to shareholders in exchange for assets which were either in the form of trade dollars (See note 1) or goods and services of other companies.


8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2000, does not differ materially from their aggregate carrying values in the accompanying balance sheet.


9.   OPERATING LEASE

     The Company leases its office space under an operating lease agreement which requires monthly payments of $5,416. The lease required a security deposit of $5,416. The lease expires in April, 2003, with provisions to extend on a month-to-month basis at a rental of 150% of the last monthly rental. The Company received five months free rent under the agreement in exchange for build-out expenses.


10.  SUBSEQUENT EVENT

     The Company received $100,000 in July, 2000 under the private placement as described in Note 7.

PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors of the Registrant are:

                                       Director
           Name               Age        Since

Dean Casutt                                2001
Larry Casutt                               2001
Catherine Cassutt                          2001

Each director holds office until the next annual meeting of shareholders or until a successor shall be duly elected and qualified.

The executive officers of the Registrant are:

                                                        Executive Officer
        Name                               Age                  Since

Dean Casutt                                 32                   2001
Chairman and
Chief Executive Officer

Catherine Casutt                            55                   2001
Secretary/Treasurer

Dennis Brovarone                            45                   1997

Dean Casutt is the son of Larry Casutt and Catherine Casutt.

The Registrant's officer serves at the pleasure of the Board of Directors.

BUSINESS EXPERIENCE

The principal occupations and business experience for the last five years or more of the directors and executive officer of the Registrant are as follows:

DEAN CASUTT, Mr. Casutt was elected President and Chief Executive Officer of the Registrant's Tradequest, Inc., subsidiary on May 8, 1999, has 9 years experience in management, finance, real estate, and marketing. He was appointed President and Chairman of the Board of Directors pursuant to the November 27, 2000 Reorganization Agreement. Prior to becoming President of Tradequest, Inc., he had been a marketing and business consultant for numerous companies including, Page Transport a Nationwide trucking firm 1998, Systems Research a software engineering company (1997), D&R Financial mortgage company (1998), National Barter Corporation, a medium sized barter company(1998-9). Mr. Casutt has owned and operated Crimson Hills motel- Parowan, Utah, Inns of Duchesne consisting of 4 motels in Duchesne, Utah, Liquid Assets, Inc, a bottled Water Company in Las Vegas Nevada (1994-5), SunWest Homes a Manufactured housing dealership in southern Utah (1991-6), a small trucking company All-Safe Transport 1994, and SunWest Financial a commercial mortgage brokering company started in 1986 existing. Mr. Casutt has extensive experience in Financing on the commercial, consumer and residential levels. Mr. Casutt has trained and motivated hundreds of individuals in seminars, sales meetings and training sessions for his own companies as well as hired by others.


LARRY CASUTT, Mr. Casutt, was appointed to the board in fall of 2000 and has recently retired from Equipment Maintenance Supervisor for Utah entire District 4 his 32 year management position with the State of Utah. Mr. Casutt has also served as the president and a founder of the Utah chapter for Certified Public Management (CPM) association a national organization for top level public managers which currently has over 800 members. He also served as a committee chairman of the national association, which has nearly 6000 members. Mr. Casutt served as the chairman of the advisory committee for the College of Eastern Utah for 13 years. Mr. Casutt also organized and was master of ceremonies for the Governors conference held for all public employees.

CATHERINE CASUTT, Mrs. Casutt is currently serving as secretary/ treasurer to the company and as a director on the board of directors. During the past XX years, Catherine has organized several seminars and concerts including a Zig Zigglar seminar, Marion Law seminars, Training seminars, a Mickey Rooney concert, and several other development and training workshops and seminars. Catherine has worked with Dean Casutt for several years in multiple areas including real estate properties, loans commercial and residential, business plan development, and business management.

DENNIS BROVARONE, Mr. Brovarone, has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990. He was elected to the Board in December 1997. Mr. Brovarone will serve as President through April 2001 in order to facilitate the closing of the reorganization with Tradequest and the transition to new management. Prior to 1990, Mr. Brovarone served as in-house counsel to R.B. Marich, Inc.; a Denver, Colorado based brokerage firm. Mr. Brovarone served as President (Chairman) of the Board of Directors of The Community Involved Charter School, from January 1995 to March 1998, a four-year old K-12 independently chartered public school located in Lakewood, Colorado. He also serves as a Director of Innovative Medical Services, a publicly held corporation located in San Diego, California.


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

                                                                      Number of
                                               Annual                Securities
Name and                                    Compensation             Underlying
Principal Position          Year          Salary      Bonus           Options

Dennis Brovarone            1999         $60,000        $0             500,000
President and Chairman      2000         $51,000        $0                0


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

(1) Not subject to adjustment as a result of any reverse split of the outstanding common stock. Pursuant to the Agreement and Plan of Reorganization, only 100,000 may be exercised subsequent to July 4, 2001 and thereafter only to the extent that the total number of shares held after an exercise is less than 5% of the outstanding shares of common stock.

(2) Exercisable ninety days from the date of closing of any reorganization or merger agreement which results in a change in control of the Registrant and expiring if unexercised by December 31, 2004. Pursuant to the Agreement and Plan of Reorganization, only 100,000 may be exercised subsequent to July 4, 2001 and thereafter only to the extent that the total number of shares held after an exercise is less than 5% of the outstanding shares of common stock.

Fiscal Year End Option Value Table: Omitted as the Options granted have vested and are exercisable after July 4, 2001. Based upon the closing bid price at fiscal year ended December 31, 2000, the value of these options with approximately $50,000.


COMPENSATION OF DIRECTORS

Directors who are not employees of the Registrant received no cash compensation or reimbursement of expenses.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth pertinent information as to the beneficial ownership of the Registrant's common stock as of April 16, 2001 of persons known by the Registrant to be holders of 5% or more of the outstanding common stock. As of the date of this filing, the Registrant's transfer agent has not yet provided the definitive number of shares outstanding following the fifty to one reverse split effective April 16, 2001. As a result the following table is based upon the assumption that approximately 1,500,000 shares will be outstanding following the reverse split. The reverse split rounded each certificate to the next multiple of fifty shares and there were 20,900 certificates outstanding. If each certificate resulted in a fractional share being rounded up to the next multiple of fifty, an additional 1,045,000 shares will be issued in addition to the approximately 470,000 shares which would be outstanding based upon the number of shares outstanding prior to the reverse split. Information as to the number of shares beneficially owned has been furnished by the persons named in the table as the holders of 5% or more of such common stock.

Name and Address                          Shares
Of Beneficial Owner                       Beneficially Owned    Percent of Class


Choice Holdings (1)                       960,000                       12.6%
P.O. Box 27648
Salt Lake City, UT 84127

Randy Read                                765,000                       10.0%
6141 South, 2300 East
Salt Lake City, UT 84121

Lighthouse, Inc. (2)                      600,000                        7.9%
1350 E. Draper Parkway
Draper, UT 84020



(1) Choice Holdings is a corporation of which Mr.Dale McCalliser is the principal shareholder.

(2) Lighthouse, Inc., is a corporation of which Mr. Culley Davis is the principal shareholder.

Security Ownership of Management

The following table sets forth information as to the beneficial ownership of the Registrant's common stock as of April 16, 2001 by each Director and Executive Officer and by all Directors and Executive Officers as a group. The table is based upon the assumption that approximately 1,500,000 shares will be outstanding following the fifty to one reverse split effective April 16, 2001.


       Name of                             Shares                    Percent
       Beneficial Owner                    Beneficially Owned        of Class

       Dean Casutt                         3,481,425                   45.7%
       Larry Casutt                           45,000                    0.6%
       Catherine Casutt                            0                      0%
       Dennis Brovarone (1)                   20,000                    0.3%
       Directors, nominees, and
       Executive  Officers  as a group     3,546,425                   46.8%
       (4 persons)

(1) Does not includes an option to acquire up to 500,000 shares which is not exercisable until after July 3, 2001 and then only 100,000 shares will be exercisable with the balance only exercisable if the total number of shares held after the exercise is less than 5% of the outstanding shares.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant did not enter into any reportable relationships or transactions with its officers, directors or control persons during the fiscal year ended December 31, 2000.

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

(3)(a)(4)  Articles of Amendment to the
           Articles of Incorporation
           filed on April 4, 2001

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

(2)(9)    Agreement and Plan of
          Reorganization with
          Tradequest, Inc.,
          dated November 27, 2000

(2)(10)   Memorandum Agreement Extending
          Closing of Tradequest, Inc.
          Reorgnization dated March 3, 2001

(2)(11)   Closing Memorandum of
          Tradequest, Inc. Reorgnization
          Agreement dated April 23, 2001

(21)      Subsidiaries of the Registrant

(b) Reports on Form 8-K: The Registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TRADEQUEST INTERNATIONAL, INC.
                                                  (formerly Ethika Corporation)
                                                       (Registrant)

Date: April 23, 2001                               By: /s/Dean Casutt
                                                       -------------------
                                                       Dean Casutt
                                                       Chairman of the Board
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dean Casutt                                             April 23, 2001
---------------------
Dean Casutt
Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)


/s/ Larry Casutt                                            April 23, 2001
---------------------
    Larry Casutt, Director


/s/ Catherine Casutt                                        April 23, 2001
---------------------
    Catherine Casutt, Director