Form 10QSB
period 2001-03-31
TRADEQUEST INTERNATIONAL INC
filed 2001-06-25
CIK 29322

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For Three Months Ended March 31, 2001
                          Commission File Number 0-3296

                         TRADEQUEST INTERNATIONAL, INC.
               (Exact name of Company as specified in its charter)


                MISSISSIPPI                            64-0440887
      (State of other jurisdiction of                (IRS Employer
        incorporation or organization)              Identification No.)

               448 East 6400 South, Suite 350, Murray, Utah 84107
                     (Address of Principal Executive Office)

          Company's telephone number including area code: 801 892 3200

Former name, former address, and former fiscal year, if changed since last report: ETHIKA CORPORATION

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  CLASS                      Outstanding at June 21, 2001:  7,563,925
  Common Stock, no par value

                         TRADEQUEST INTERNATIONAL, INC.

                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated balance sheets - March 31, 2001 and December 31, 2000     3

        Consolidated statements of operations for the three months
        ended March 31, 2001 and  2001                                         4

        Consolidated statements of cash flows for the three months
        ended March 31, 2001 and  2000                                         5

        Notes to consolidated financial statements                             6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports of Form 8-K                                     8

Signatures                                                                     8

                         TRADEQUEST INTERNATIONAL, INC.
                          (Formerly Ethika Corporation)
                                  Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

                                     ASSETS

Current assets
  Cash and cash equivalents                                  $    252,739
                                                             ------------
                                                             ------------

     Total current assets                                         252,739
                                                             ------------
                                                             ------------

         Total assets                                        $    252,739
                                                             ============
                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Reorganization agreement deposit (Note 3)                  $    250,000
                                                             ------------
                                                             ------------

      Total liabilities                                           250,000
                                                             ------------
                                                             ------------

Common stock, $1.00 par value authorized
     50,000,000 shares (Note 4)1,466,110
     issued; 1,465,564 shares outstanding
     at March 31, 2001                                          1,466,110
Paid-in capital                                                10,879,317
Accumulated deficit                                           (12,336,576)

Less:  Treasury stock; 546 shares at
        December 31, 2000, and 27,312
        shares at December 31, 1999, at cost                       (6,112)
                                                             ------------
                                                             ------------

        Total stockholders' equity                                  2,739
                                                             ------------
                                                             ------------

          Total liabilities and stockholders' equity         $    252,739
                                                             ============







   The accompanying notes are an integral part of these financial statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (Formerly Ethika Corporation)
                             Statements of Cash Flow
                                   (Unaudited)

                                            Three Months Ended   Three Months Ended
                                              March 31, 2001       March 31, 2000
                                            ------------------   -------------------

Cash flows from operating activities:
 Net loss                                         $    (786)         $(46,970)
 Realized and unrealized (gain) loss on
  investment securities                                  --            31,194
(Decrease) in accounts payable
  and other liabilities                                  --            (2,025)
                                                  ---------          --------

Net cash (used) by operating activities                (786)          (17,801)
                                                  ---------          --------

Cash flows from investing activities:
 Payments on notes receivable                            --            22,685
 Purchase of treasury stock                              --               (45)
                                                  ---------          --------

Net cash (used from) provided by
 investing activities                                    --            22,640
                                                  ---------          --------
Cash flows from financing activities:
Cash provided for reorganization (Note 3)           250,000                --
                                                  ---------          --------

Net increase in cash and cash equivalents           249,214             4,839
Cash and cash equivalents - beginning of period       3,525            21,922
                                                  ---------          --------

Cash and cash equivalents - end of period         $ 252,739          $ 26,761
                                                  =========          ========






   The accompanying notes are an integral part of these financial statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (Formerly Ethika Corporation)
                             Statement of Operations
                                   (Unaudited)

                                                Three Months Ended   Three Months Ended
                                                  March 31, 2001        March 31, 2000
                                                ------------------   -------------------
General and administrative expenses
 Legal fees                                           $  --                $(15,826)
 Other general and administrative costs                (888)                 (1,267)
                                                      -----                --------

Loss from operations                                   (888)                (17,093)

Other income (expense)
 Interest income                                        102                   1,317
 (Loss) from investment securities                       --                 (31,194)
                                                      -----                --------

Net loss                                              $(786)               $(46,970)
                                                      =====                ========

Basic and dilutes earnings per share:                     *                $  (0.03)
                                                      =====                ========

 * Less than $.01






   The accompanying notes are an integral part of these financial statements.

                          TRADEQUEST INTERNATIONAL INC.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

Note 1 - Management's Statement
-------------------------------

The financial statements included herein have been prepared by Tradequest International Inc., formerly Ethika Corporation, (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Tradequest International Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Tradequest International Inc. later in the year.

The management of Tradequest International Inc. believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2 - Business and Significant Accounting Policies
-----------------------------------------------------

Nature of Operations
--------------------

Tradequest International Inc., formerly Ethika Corporation, a Mississippi corporation, changed its' name in connection with a reorganization agreement dated November 27, 2000 and finalized April 2, 2001. The reorganization is more fully described in Note 3.

Subsequent Events
-----------------
The Company finalized the reorganization agreement on April 2, 2001 as disclosed in Note 3. Changes were made in the Company's common stock as described in Note 4.

Note 3 - Reorganization Agreement
---------------------------------

On April 2, 2001, Ethika Corporation and Tradequest International Inc. closed on an agreement dated November 27, 2000, whereby Tradequest International Inc. deposited $250,000 with Ethika Corporation. The deposit included $50,000 to be paid to the person's sale of 5,000,000 shares of common stock acquired by the Company during

                          TRADEQUEST INTERNATIONAL INC.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

Note 3 - Reorganization Agreement (continued)
---------------------------------------------

2000. In accordance with the agreement the acquired stock, which was treasury stock at December 31, 2000, was cancelled. Retroactive cancellation of the common stock is shown in the accompanying balance sheet. The deposit also included $200,000 which is to be paid to a major shareholder in consideration for an indemnity agreement that provided an indemnity to Tradequest International Inc. and its' officers and directors against any liability arising from former events between December 1997 and April 2, 2001. The agreement provided for a reverse stock split as described in Note 4.

The agreement provides for the issuance of 6,098,379 of post-split stock described in Note 4, in exchange for all of the outstanding shares of Tradequest International Inc., a Utah corporation.

Note 4 - Common Stock
---------------------

In connection with the reorganization agreement described in Note 3, the Company had a reverse stock split on a fifty to one basis with fractional shares being rounded up to the next multiple of fifty shares. The record date for the reverse split is April 12, 2001. The accompanying balance sheet gives retroactive effect to the reverse stock split.

As a result of recording retroactively the stock split, the accompanying balance sheet shows the difference in the common stock amount shown prior to the split in excess of the par value as paid-in capital.

Note 5 - Stock Options
----------------------

The Company has options outstanding to purchase 1,000,000 shares of the Company stock at $.02 per share. These options are held equally by two former directors and provide that 100,000 shares are exercisable only after July 4, 2001. These options are exercisable until December 31, 2003 and the remaining 400,000 shares each are exercisable only if the individuals own less than five percent of the then outstanding common stock. The options are not modified by the stock split described in Note 4.

Item 2 - Management's Plan of Operations

The Company did not have any revenue from operations during the three months ended March 31, 2001 nor during the fiscal year ended December 31, 2000. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. Having investment income as its only source of income, raises substantial doubt about the ability of the Company to continue as a going concern.

On April 2, 2001 the Company closed its Agreement and Plan of Reorganization with Tradequest, Inc., a Utah corporation headquartered in Salt Lake City, Utah. Tradequest is a developmental stage company engaged in the business of providing barter exchange services for consumers and businesses.

The Company is focusing on developing its core retail barter, corporate barter and media business through its existing client base and through mergers and acquisitions that it intends on making throughout the remainder of this year. The Company is currently operating at a loss due to expenses allocated in the developing of internal programs and software. The Company also seeks to move its operations to a lower cost location which will allow it to consolidate administrative and operations functions in a single location.

To fund its growth, The Company seeks to raise $1 million dollars through a private placement of its common stock or through debt financing. The proceeds of the private placement will be used for equipment, excess inventory purchases and corporate overhead.

It is the objective of The Company to secure through mergers and acquisitions, quality retail and corporate barter companies with high upside potential that will optimize its core business.

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

Liquidity and Capital Resources

The Company has overhead expenses of approximately $900 for the three months ended March 31, 2001 compared to $17,000 for the three months ended March 31, 1999 and has reduced its continuing expenses by lay-offs of its employees and waiver of executive salaries. At the present time the Company is not generating any revenue due to its lack of cash to finance operations.

Part II Other Information:

Item 6 - Exhibits and Reports on 8K

(a)   Exhibits:        NONE

(b)   Reports on 8K:   8-K filed on April 23, 2001 reporting reorganization with
                       Tradequest International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Tradequest International, Inc.
                                           ------------------------------
                                           (Company)


Date:    June 21, 2001                      /s/ Dean Casutt
                                            ---------------
                                            President