Form 10KSB
period 2001-12-31
TRADEQUEST INTERNATIONAL INC
filed 2003-09-19
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                      Commission file number
         DECEMBER 31, 2001                                 0-3296

                         TRADEQUEST INTERNATIONAL, INC.
             (Exact Name of Registrant As Specified In Its Charter)

                  MISSISSIPPI                       64-0440887
               (State or other jurisdiction        (IRS employer
           of incorporation or organization)     identification no.)


              175 South Main, Suite 111, Salt Lake City, Utah 84111

                     (Address of Principal Executive Office)

        Registrant's telephone number, including area code: 801 595 1635

           Securities registered pursuant to section 12(g) of the Act:
                   Common Capital Stock no par value per share
                                (Title Of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] no [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation s-b is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part iii of this form 10-ksb or any amendment to this form 10-ksb. [X]

State issuer's revenues for its most recent fiscal year:  $0.00

As of September 15, 2003, 5,412,500 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing average of the bid and asked prices on the pink sheet market on September 15, 2003 of Tradequest International, Inc., held by non-affiliates was approximately $114,375.

                       Documents incorporated by reference:  none.

Part I
Item 1 - Business

Tradequest International Inc., formerly Ethika Corporation ("Tradequest" or the "Registrant"), for the three most recent fiscal years has been seeking a privately held business, which seeks to become a publicly held corporation through a change in control reorganization with the Registrant.

On April 2, 2001 the Registrant closed an Agreement and Plan of Reorganization with Tradequest, Inc., a Utah corporation headquartered in Salt Lake City, Utah. Tradequest was a developmental stage company engaged in the business of providing barter exchange services for consumers and businesses. As a result of the reorganization Ethika changed its name to Tradequest International, Inc. A reverse split of the outstanding Ethika common stock on a fifty to one basis with fractional shares being rounded up to the next multiple of fifty shares was effective on April 12, 2001 and the shares began to trade under the new symbol of TQST on the split basis on April 16, 2001. New management was also appointed with Dean Casutt as the new President and Chairman. Mr. Casutt was the president and principal shareholder of the Utah corporation purportedly operating the barter exchange business which was to be the new business of the registrant. However due to legal proceedings against Mr. Casutt, initially unrelated to the registrant, Mr. Casutt never began operations of the barter exchange services as the reorganized company.

On September 19, 2002, the Registrant entered into a settlement agreement with Randall K. Read, Dean Casutt, Dennis Neilsen and Dennis Brovarone. The settlement agreement provided for the following:

     Dismissal of a legal action by Mr. Read against, the Registrant, Mr. Casutt, Mr. Neilsen and Mr. Brovarone;

     The rescission of the April 2001 reorganization agreement between the Registrant and Tradequest International, Inc., a Utah corporation;

     The resignation of Mr. Casutt, Catherine Casutt and Larry Casutt from the Registrant's board of directors;

     The appointment of Mr. Read, Karleen Read and Ashley Jorgensen to the Registrant's board of Directors;

     The cancellation of 4,486,425 shares of common stock issued to Dean Casutt, Larry Casutt and Choice Holdings Inc.; and

     The issuance of 2,335,000 shares to Randall K. Read.

As a result of this settlement agreement, the new management of the registrant took the actions necessary to obtain audited financial statements of the registrant for the fiscal years ended December 31, 2001 and 2002 and the filing of the registrant's delinquent reports with the U.S. Securities and Exchange Commission. Management is resuming the business of the registrant prior to the rescinded reorganization agreement which is to seek out a privately held business with whom the registrant can reorganize so as to take advantage of the Registrant's status as a publicly held corporation.

     Employees

At September 15, 2003, the Registrant has two employees, its President, Randy Read and its Chief Executive Officer and Chief Financial Officer, Peter Johnson.

Item 2 -  Properties

The registrant's office space is provided by its Chief Executive Officer without cost to the registrant. As the cost is deemed immaterial, no rent expense has been recorded in the financial statements.

Item 3 - Legal Proceedings

The registrant is not a party to any known litigation at this time. The registrant had a default judgment entered in Utah District Court against it by Uintah Mountain Ranchers Inc., in the amount of $19,785.

Item 4 - Submission Of Matters To A Vote Of Security Holders:  None

                                     Part II

Item 5- Market For Registrant's Common Equity And Related Stockholder Matters

The Registrant's common stock has traded on the Pink Sheet Market under the symbol TQST since April 16, 2001. The following table sets forth the reported high and low bid prices as reported by the Pink Sheet Market for the quarters indicated. This information does not include retail markups, markdowns, or commissions.

                                         2002                   2001
                                    ---------------       ---------------
          Quarter Ending            High        Low       High        Low
          --------------            ----        ---       ----        ---
          March 31                  0.06        0.05      0.037       0.015
          June 30                   0.05        0.02      1.40        0.36
          September 30              0.02        0.02      0.36        0.36
          December 31               0.02        0.015     0.36        0.01


No dividends were paid on the Registrant's common stock during the last two years, and the Registrant does not intend to pay dividends in the foreseeable future. The number of holders of record of common stock of the Registrant on September 15, 2003 was approximately 2,300.

The Registrant does not have an Equity Compensation Plan.

Item 6 - Management's Plan of Operations

The registrant did not have any revenue from operations during the fiscal year ended December 31, 2001 nor during the current fiscal year. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Having royalty income as its only source of income, raises substantial doubt about the ability of the Company to continue as a going concern.

The registrant's plan of operations for the remainder of the fiscal year is to seek out a privately held business with whom the registrant can reorganize so as to take advantage of the registrant's status as a publicly held corporation.

In September of 2002, Mr. Read took over the day to day operations of the registrant.

The registrant has restructured its management team, and will seek acquisitions and mergers of private companies looking for a public vehicle to expand and grow their business.

The registrant in currently operating at a loss due to expenses of engaging auditors and counsel to bring all filings current. The registrant does not intend to incur significant operating expenses, hire additional employees or to incur debt.

The registrant intends to raise fund through private placement of it common stock. The proceeds of the placement will be used for mergers and acquisitions.

Liquidity and Capital Resources

The registrant received a royalty payment of $21,667 during 2001 from Text Retrieval Systems, Inc., pursuant to the Registrant's February, 1998 sale of its former subsidiary. The royalty payment is on each subscription of Text Retrieval Systems, Inc.'s HR Comply product and will continue until such time that the Registrant has been paid a total of $1,500,000. A total of $52,020 has been received as of December 31, 2001.

Results of Operation

During the fiscal year ended December 31, 2001, the registrant had the following expenses and net loss from operations:

Operating Expenses

   Cost of failed acquisition                           $        2,579,126
   Professional fees                                                18,449
   General and administrative                                       10,210
                                                        ------------------

     Total Operating Expenses                                    2,607,785
                                                        ------------------

Loss From Operations                                    $       (2,586,118)
                                                        ------------------

The $2,579,126 cost of failed acquisition represents the value of the 1,601,954 shares issued in April 2001 pursuant to the rescinded acquisition of Tradequest, Inc., a Utah corporation which were not cancelled pursuant to the September settlement agreement. The value of the shares is calculated at $1.60 per share which was the market price on April 16, 2001.

The $18,449 of professional expenses consisted of legal and accounting fees and the $10,210 of general and administrative expenses consisted primarily of transfer agent expense and office expense.

Item 7 - Financial Statements

                         TRADEQUEST INTERNATIONAL, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2001

                                 C O N T E N T S

Independent Auditors' Report.......................................... 3

Balance Sheet......................................................... 4

Statements of Operations.............................................. 5

Statements of Stockholders' Equity (Deficit).......................... 6

Statements of Cash Flows.............................................. 7

Notes to the Financial Statements..................................... 8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Tradequest International, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Tradequest International, Inc. (a development stage company), as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2001 and from inception of the development stage on January 1, 2001 through December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tradequest International, Inc. (a development stage company), as of December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 and from inception of the development stage on January 1, 2001 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
August 21, 2003

                                MILLER AND MCCOLLOM
                                DENVER, COLORADO

                         Independent Accountant's Report

Board of Directors
Ethika Corporation

We have audited the statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Ethica Corporations operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss from operations of $100,639 for 2000 and it has incurred substantial net losses for each of the past two years. Except for the possibility of a reorganization, because of the losses and lack of working capital, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Miller and McCollom
-----------------------
Denver, Colorado
April 5, 2001


                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                       December 31,
                                                                          2001
                                                                      -------------
CURRENT ASSETS
   Cash                                                               $          35
                                                                      -------------
     Total Current Assets                                                        35
                                                                      -------------

     TOTAL ASSETS                                                     $          35
                                                                      =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                   $       3,490
                                                                      -------------

     Total Liabilities                                                        3,490
                                                                      -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 50,000,000 common shares
    at no par value; 3,077,500 shares issued; 3,076,954
    shares outstanding at December 31, 2001                              14,919,553
   Treasury stock (546 shares)                                               (1,112)
   Deficit accumulated prior to development stage                       (12,335,790)
   Deficit accumulated during development stage                          (2,586,106)
                                                                      -------------

     Total Stockholders' Equity (Deficit)                                    (3,455)
                                                                      -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $          35
                                                                      =============


   The accompanying notes are an integral part of these finanical statements.


                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                         From
                                                                                   Inception of the
                                                                                     Development
                                                                                       Stage on
                                                              For the Years Ended     January 1,
                                                                  December 31,       2001 Through
                                                        --------------------------   December 31,
                                                              2001          2000         2001
                                                        -------------  -----------   -------------

REVENUE
   Royalty Income                                       $     21,667   $    13,109   $      21,667
                                                        -------------  -----------   -------------

     Total Revenue                                            21,667        13,109          21,667
                                                        ------------   -----------   -------------

OPERATING EXPENSES

   Cost of failed acquisition                              2,579,126             -       2,579,126
   Professional fees                                          18,449        57,689          18,449
   General and administrative                                 10,210        73,966          10,210
                                                        -------------  ------------  --------------

     Total Operating Expenses                              2,607,785       131,655       2,607,785
                                                        -------------  ------------  --------------

LOSS FROM OPERATIONS                                      (2,586,118)     (118,546)     (2,586,118)
                                                        -------------  ------------  --------------

OTHER INCOME

   Interest income                                                12         3,444              12
                                                        -------------  ------------  --------------

     Total Other Income                                           12         3,444              12
                                                        ------------   ------------  --------------

LOSS BEFORE EXTRAORDINARY ITEM                            (2,586,106)     (115,102)     (2,586,106)
                                                        -------------  ------------  --------------

EXTRAORDINARY ITEM

   Gain on forgiveness of debt
    (net of income taxes)                                          -        14,463               -
                                                        -------------  ------------  --------------


NET LOSS                                                $ (2,586,106)  $  (100,639)  $  (2,586,106)
                                                        =============  ============  ===============
BASIC LOSS PER SHARE                                    $      (0.99)  $     (0.18)
                                                        =============  ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                               2,608,850       562,389
                                                        =============  ============


   The accompanying notes are an integral part of these finanical statements.


                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                       Common Stock
                                                ---------------------------       Treasury       Accumulated
                                                  Shares           Amount           Stock          Deficit
                                                ---------      ------------     ------------  ---------------
Balance, December 31, 1999                        1,465,646    $ 12,345,427     $  (1,112)    $  (12,235,151)

Shares repurchased                                        -               -        (5,000)                 -

Net loss for the year ended
 December 31, 2000                                        -               -             -           (100,639)
                                                -----------    ------------     ------------     --------------

Balance, December 31, 2000                        1,465,646      12,345,427        (6,112)       (12,335,790)

Treasury stock cancelled                               (100)         (5,000)        5,000                  -

Common stock issued for
 reorganization agreement                         1,611,954       2,579,126             -                  -

Net loss for the year ended
 December 31, 2001                                        -               -             -         (2,586,106)
                                                -----------    ------------    -------------     --------------

Balance, December 31, 2001                        3,077,500    $ 14,919,553    $   (1,112)    $  (14,921,896)
                                                ===========    ============    ============== =================

Deficit accumulated prior to development stage                                                $  (12,335,790)
Deficit accumulated during development stage                                                      (2,586,106)
                                                                                              -----------------
Total Accumulated Deficit                                                                     $  (14,921,896)
                                                                                              =================



   The accompanying notes are an integral part of these finanical statements.

                                       7

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                      From
                                                                                                Inception of the
                                                                                                  Development
                                                                                                    Stage on
                                                              For the Years Ended                   January 1,
                                                                   December 31,                   2001 Through
                                                      -------------------------------------       December 31,
                                                             2001                2000                 2001
                                                      ------------------    ---------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $  (2,586,106)        $   (100,639)       $    (2,586,106)
   Adjustments to reconcile net loss to
    cash used by operations:
     Realized and unrealized loss on
       investment securities                                      -               48,523                      -
     Common stock issued for services                     2,579,126                    -              2,579,126
   Changes in operating assets and liabilities:
     Decrease in accounts receivable                              -               29,515                      -
     Increase (decrease) in accounts payable
       and other liabilities                                  3,490              (30,796)                 3,490
                                                        ------------------  ------------------  ------------------

       Net Cash Used by Operating Activities                 (3,490)             (53,397)                (3,490)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Payments on notes receivable                                   -               40,000                      -
   Purchase of treasury stock                                     -               (5,000)                     -
                                                        ------------------  ------------------  ------------------

     Net Cash Provided by Investing Activities                    -               35,000                      -
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash received for reorganization agreement               250,000                    -                250,000
   Payment of reorganization agreement deposit              250,000)                   -               (250,000)
                                                        ------------------  ------------------  ------------------

     Net Cash Provided (Used) by Financing Activities             -                    -                      -
                                                        ------------------  ------------------  -------------------

NET DECREASE IN CASH                                         (3,490)             (18,397)                (3,490)


CASH AT BEGINNING OF PERIOD                                   3,525               21,922                  3,525
                                                        ------------------  ------------------  ------------------

CASH AT END OF PERIOD                                   $        35         $      3,525        $            35
                                                        ==================  ==================  ==================

CASH PAID DURING THE PERIOD FOR:

   Interest                                             $         -          $         -        $             -
   Income taxes                                         $         -          $         -        $             -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services                     $ 2,579,126          $         -        $     2,579,126



  The accompanying notes are an integral part of these financials statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization

          The financial statements presented are those of Tradequest International, Inc., (a development stage company) (the Company). The Company was incorporated in the State of Mississippi on August 8, 1966 as Modern Dixie Corporation, for the purpose of seeking business opportunities by mergers, acquisitions and/or asset purchases. The Company changed its name various times. On April 4, 2001, the Company's name was changed to Tradequest International, Inc.

          On January 1, 2001, the Company reentered the development stage and is considered a development stage company as defined by SFAS No. 7.

     b.   Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31 year-end.

     c.   Basic Loss per Share

                                              For the Year Ended
                                               December 31, 2001
                                  ---------------------------------------
                                      Loss          Shares      Per Share
                                   (Numerator)  (Denominator)   Amount
                                  ------------  --------------  ---------
                                  $(2,586,106)     2,608,850    $(0.99)
                                  ============  ==============  =========


                                              For the Year Ended
                                               December 31, 2000
                                  ---------------------------------------
                                      Loss          Shares      Per Share
                                   (Numerator)  (Denominator)   Amount
                                  ------------  ------------    ---------
                                  $  (100,639)       562,389    $(0.18)
                                  ============  ============    =========



          The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d.   Provision for Taxes

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Net deferred tax assets consist of the following components as of December 31, 2001 and 2000:

                                                                                  2001           2000
                                                                            -------------  -------------
              Deferred tax assets:
                    NOL Carryover                                           $   1,523,720  $   1,521,000
                    Contributed capital                                           858,000        529,000

              Deferred tax liabilities:                                                 -             -

              Valuation allowance                                              (2,381,720)    (2,050,000)
                                                                            -------------  -------------

              Net deferred tax asset                                        $           -  $           -
                                                                            =============  =============



          The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2001 and 2000 due to the following:

                                                                                  2001           2000
                                                                            -------------  -------------
              Book income                                                   $  (1,008,600) $     (39,025)
              Stock for Services/Options Expense                                1,005,840              -
              Valuation allowance                                                   2,760         39,025
                                                                            -------------  -------------

                                                                            $           -  $           -
                                                                            =============  =============

          At December 31, 2001, the Company had net operating loss carryforwards of approximately $3,900,000 that may be offset against future taxable income from the year 2001 through 2021. No tax benefit has been reported in the December 31, 2001 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e.   Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     f.   Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

          In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

          The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000



NOTE 3 -  STOCK EXCHANGES

          On April 2, 2001, the Company entered into an acquisition agreement whereby it acquired 100% of the issued and outstanding shares of Tradequest, Inc. (a Utah corporation) in exchange for 6,098,379 shares of its common stock. The agreement was subsequently rescinded as part of a settlement agreement dated September 19, 2002, whereby 4,486,425 of the shares issued were canceled and 2,335,000 shares were issued to a shareholder of the Company. The rescission has been recorded retroactively in the financial statements.

          As part of the acquisition agreement, the Company's Board of Directors authorized a 50-for-1 reverse stock split of its Common Stock, effective April 12, 2001, thereby decreasing the number of issued and outstanding shares. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the reverse stock split.

NOTE 4 -  ROYALTY AGREEMENT

          On February 17, 1998, the Company completed the disposition of certain of its operating units. Under the agreement, disposing of the operating units, the Company is to receive future royalties from the use of a retrieval system, not to exceed $1,500,000 over the next ten years. The Company records royalty revenue when cash is received. The Company received royalties of $21,667 during 2001 and $13,109 during 2000. A total of $52,020 has been received as of December 31, 2001.

NOTE 5 -  STOCK OPTIONS

          At December 31, 2001, the Company had options outstanding to purchase 1,000,000 shares of the Company's common stock at $0.02 per share. These options were held equally by two former Directors and the options had been amended to provide that for each former Director, 100,000 shares were exercisable only after July 4, 2001. These options were exercisable until December 31, 2003, and the remaining 400,000 shares are exercisable only if the individuals owned less than 5% of the then outstanding common stock of the Company. As part of the settlement agreement executed on September 19, 2002, these options became null and void.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000



NOTE 6 -  NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

          The Company adopted the provisions of FASB Statement No.145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FIN 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)," and FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The effect of these adopted provisions on the Company's financial statements was not significant.

          In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 is effective for fiscal years beginning after December 15, 2003. The Company is currently reviewing SFAS 148.

Item 8. Changes in and Disagreements with Accountants

Effective May 30, 2003, Miller & McCollom was dismissed as independent auditors of Tradequest International Inc. (formerly Ethika Corp.) Effective as of May 30, 2003, the accounting firm of HJ & Associates L.L.C. was engaged by the Company to serve as the principal accountants to audit the Company's financial statements. The reports of December 31,2000 on the Company's financial statements for either of the past two fiscal years did not contain an adverse opinion nor a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 2000 and December 31,1999, and the period prior to their dismissal, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to the satisfaction of Miller & McCollom which would have caused Miller & McCollom to make references to such matter in their report.

The Company requested that Miller & McCollom furnish it a letter addressed to the Commission stating whether it agrees with the statements set forth above in this Item 8. A copy of such letter, dated May 30, 2003 was filed as Exhibit 16 to the Form 8-K filed on June 3, 2003.

Item 8a.  Controls And Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the registrant's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the registrant 's management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the registrant carried out an evaluation, under the supervision and with the participation of the Company's management, including the registrant 's Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the registrant 's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the registrant 's disclosure controls and procedures were effective.

There have been no significant changes in the registrant 's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the registrant completed its evaluation.

Part III

Item 9  -  Directors,   Executive  Officers,   Promoters  And  Control  Persons;
           Compliance With Section 16(a) Of The Exchange Act

The directors and executive officer of the registrant are:

                                                             Director
           Name                     Position         Age     Since

         Randall K. Read            Director         49      Sept. 2002
         Karleen Read               Director         46      Sept. 2002
         Ashley R. Jorgensen        Director         25      Sept. 2002
         Peter Johnson              CEO/CFO          34      Dec. 2002


Each director holds office until the next annual meeting of shareholders or until a successor shall be duly elected and qualified.

The registrant's officer serves at the pleasure of the Board of Directors.

         Business Experience

The principal occupations and business experience for the last five years or more of the directors and executive officer of the registrant are as follows:

Randall K. Read
---------------
Mr Read has served as President/CEO of e.n.u.f. internationale since 1987 to current. E.n.u.f. is an apparel company. He has managed over 200 employees at the peak of the company. He was also the President of IDF. It was a commercial dye plant. He managed and directed its growth form 1989 to 1997 at which time the company was sold. He grew e.n.u.f. to over a 50 million dollar company. It currently does between 5-10 million a year. Prior to starting e.n.u.f, he was one of the co-founders of B.U.M. equipment from 1986-1987. Mr. Read is currently serving as Manager of the READ Group. It is an LLC that hold most of the trademark names that Mr. Read currently maintains. He is also a Manager of e.n.u.f. design group that is an apparel consulting firm. He has recently consulted one of the Harley Davidson licensees. He currently consults a start up company name Hugger/USA. They are an apparel company also. His background is start up company's and marketing to retail. He also serves in many capacities in his church and community. Mr. Read has been married for 26 years, has 4 children and 2 grandchildren.


Karleen Read
------------
Karleen Read was involved in the start up of e.n.u.f. internationale. She served from 1987-1992 as Secretary of the corportation. In 1992 should retired from the company. She has been employed for Nordstrom since 1997 to present. She is a sales associate.


Ashley R. Jorgensen
-------------------
Ashley Jorgensen attends SLCC. She has completed 2 years of schooling and has been accepted to attend the dental hygienist program. She currently over- sees publication for AAPC. She does most of the desktop publication and graphics for this national company. She has been employed from 1996 to current. She has directed several seminars and training for AAPC. She is also mother of 2 and has been married for 5 years.

Peter W. Johnson 6/98-11/99
Johnson Capital Consulting, Inc. 6/98-11/99
Mr. Johnson was managing Director & CEO. Responsibilities included start-up company funding and management assembly.


Utah Capital Ventures, Inc. 11/99-6/03
Mr Johnson is currently the CEO of Utah Capital Ventures, Inc.
based in Salt Lake City, Utah. Responsibilities include Start-Up company consulting.


      Compliance With Section 16(a) Of The Securities Exchange Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's Executive Officers and Directors and persons who own more than 10% of its common stock to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the registrant with copies of all Section 16(a) forms filed by such person. The registrant's Executive Officer and Directors have not timely filed their reports of ownership.

Item 10 - Executive Compensation

The registrant did not pay any executive compensation during the fiscal years ended December 31, 2001.

The registrant has no outstanding options or other agreements whereby management can acquire an equity interest in the registrant.

         Compensation Of Directors

Directors received no cash compensation or reimbursement of expenses.

Item 11 - Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth the beneficial ownership of the registrant's common stock as of September 15, 2003 of persons known by the registrant to be holders of 5% or more of the outstanding common stock. There are 5,412,500 shares outstanding as of September 15, 2003.

Name and Address                    Shares
Of Beneficial Owner                 Beneficially Owned    Percent of Class

Randy Read                              3,100,000                 57%
6141 South, 2300 East
Salt Lake City, UT 84121

Lighthouse, Inc. (1)                      600,000                 11%
1350 E. Draper Parkway
Draper, UT 84020

(1) Lighthouse, Inc., is a corporation of which Mr. Culley Davis is the principal shareholder

         Security Ownership of Management

The following table sets forth information as to the beneficial ownership of the registrant's common stock as of September 15, 2003 by each Director and Executive Officer and by all Directors and Executive Officers as a group.

       Name of                                                Shares                    Percent
       Beneficial Owner                                       Beneficially Owned        of Class
         Randall K. Read, President & Director                3,100,000                    57%
         Karleen Read, Director                                       0                     0%
         Ashley R. Jorgensen, Director                                0                     0%
         Peter Johnson,  CEO/ CFO                                25,000                     0%
         Directors, nominees, and
          Executive  Officers  as a group                     3,125,000                    57%
         (4 persons)

Item 12 - Certain Relationships And Related Transactions

The registrant issued 2,335,000 shares to Mr. Read pursuant to the September 2002 settlement agreement.

Item 13 - Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a) Exhibits as Required by Item 601 of Regulation S-B:

Exhibit
Number       Description                             Incorporation by Reference to

2.9         Agreement and Plan of Reorganization     Registrant's Annual Report on
            With Tradequest, Inc.,                   Form 10-KSB for the year ended
            dated November 27, 2001                  December 31, 2000

2.10        Memorandum Agreement Extending           Registrant's Annual Report on
            Closing of Tradequest, Inc.              Form 10-KSB for the year ended
            Reorgnization dated March 3, 2001        December 31, 2000

2.11        Closing Memorandum of                    Registrant's Annual Report on
            Tradequest, Inc. Reorganization          Form 10-KSB for the year ended
            Agreement dated April 23, 2001           December 31, 2000


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

(3)(a)(4)   Articles of Amendment to the             Registrant's Annual Report on
            Articles of Incorporation                Form 10-KSB for the year ended
            filed on April 4, 2001                   December 31, 2000, Exhibit (3)(a)(4)

(3)(b)      Bylaws, as amended                       Registrant's Annual Report on
                                                     Form 10-K for the year ended
                                                     December, 31, 1990.  Ex. (3(b).

(3)(b)(1)   Amendment to Article III                 Registrant's Annual Report on
            of Bylaws Effective                      Form 10-K for the year ended
            Jan. 24, 1996                            December 31, 1995.  Ex.(3)(b)(1)

(3)(b)(2)   Amendment to Article IV of               Registrant's Annual Report on Bylaws
            Effective March 24, 1996                 Form 10-K for the year ended
                                                     December 31, 1995. Ex.(3)(b)(2)

(3)(b)(3)   Amended Bylaws at Article III            Registrants Annual Report on Effective
            September 26, 1996                       Form 10-K for the year ended
                                                     December 31, 1996. Ex.(3)(b)(3)

31.1        Sarbanes Oxley Section 302 Certification
32.1        Sarbanes Oxley Section 906 Certification

99.1        Settlement Agreement dated               Registrant's Current Report on
            September 19, 2002                       Form 8-K dated June 6, 2003

(b) Reports on Form 8-K: The Registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2001 or 2000.

Item 14.  Principal Accountant Fees And Services

HJ & Associates, LLC, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2001. HJ & Associates, LLC has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

HJ & Associates, LLC was paid aggregate fees of $4,500 for the fiscal year ended December 31, 2001 and $3,500 for the fiscal year ended December 31, 2002 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit -Related Fees

HJ & Associates, LLC was not paid any additional fees for the fiscal year ended December 31, 2001 and December 31, 2002 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

HJ & Associates, LLC was paid no fees during the fiscal year ended December 31, 2001 and December 31, 2002 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

HJ & Associates, LLC was paid no other fees for professional services during the fiscal years ended December 31, 2001 and December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRADEQUEST INTERNATIONAL, INC.

Dated: September 18, 2003

/s/  PETER JOHNSON
-------------------
Peter Johnson, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title          Date
---------                       -----          ----

/s/ Randall K. Read
-----------------------------
Randall K. Read                 Director         September 18, 2003


/s/ Karleen Read
-----------------------------
Karleen Read                    Director         September 18, 2003



/s/ Ashley R. Jorgensen
-----------------------------
Ashley R. Jorgensen            Director          September 18, 2003