Form 10KSB
period 2002-12-31
TRADEQUEST INTERNATIONAL INC
filed 2003-09-19
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                      Commission file number
         DECEMBER 31, 2002                                 0-3296

                         TRADEQUEST INTERNATIONAL, INC.
             (Exact Name of Registrant As Specified In Its Charter)


                  MISSISSIPPI                       64-0440887
               (State or other jurisdiction        (IRS employer
           of incorporation or organization)     identification no.)


              175 South Main, Suite 111, Salt Lake City, Utah 84111
              -----------------------------------------------------
                     (Address of Principal Executive Office)


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

Item 3 - Legal Proceedings

The registrant is not a party to any known litigation at this time. The registrant had a default judgment entered in Utah District Court against it by Uintah Mountain Ranchers Inc. in the amount of $19,785.

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

         Liquidity and Capital Resources

The registrant received a royalty payment of $20,937 during 2002 from Text Retrieval Systems, Inc., pursuant to the Registrant's February, 1998 sale of its former subsidiary. The royalty payment is on each subscription of Text Retrieval Systems, Inc.'s HR Comply product and will continue until such time that the Registrant has been paid a total of $1,500,000. A total of $72,957 has been received as of December 31, 2002.

         Results of Operation

During the fiscal year ended December 31, 2002, the registrant had the following expenses and net loss from operations:

Operating Expenses

   Professional fees                        $     26,935
   Legal settlement                               87,500
   General and administrative                      2,889
                                            ------------

   Total Operating Expenses                      117,324
                                            ------------

Loss From Operations                        $    (96,387)
                                            ------------

The $26,935 of professional fees consisted primarily of $20,920 paid to Randall
K. Read and fees paid to the prior auditor. The $87,500 in legal settlement cost consists of the value of the 2,335,000 shares issued to Randall K. Read in the September 2002 settlement agreement and $19,785 from a default judgment in favor of Uintah Mountain Ranchers Inc., in February 2002.

Item 7 Financial Statements

                         TRADEQUEST INTERNATIONAL, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2002

                                 C O N T E N T S

Independent Auditors' Report........................................... 3

Balance Sheet.......................................................... 4

Statements of Operations............................................... 5

Statements of Stockholders' Equity (Deficit)........................... 6

Statements of Cash Flows............................................... 7

Notes to the Financial Statements...................................... 8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Tradequest International, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Tradequest International, Inc. (a development stage company), as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001 and from inception of the development stage on January 1, 2001 through December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tradequest International, Inc. (a development stage company), as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and from inception of the development stage on January 1, 2001 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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



HJ & Associates, LLC
Salt Lake City, Utah
August 21, 2003


                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                        December 31,
                                                                           2002
                                                                      ---------------
CURRENT ASSETS
   Cash                                                                $         31
                                                                       -------------
     Total Current Assets                                                        31
                                                                       -------------

     TOTAL ASSETS                                                      $         31
                                                                       =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

   Accounts payable                                                    $      6,723
   Accounts payable - related party (Note 6)                                  5,000
   Accrued liabilities                                                       24,801
                                                                       -------------

     Total Liabilities                                                       36,524
                                                                       -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 50,000,000 common shares
    at no par value; 5,412,500 shares issued; 5,411,954
    shares outstanding at December 31, 2002                              14,987,268
   Treasury stock (546 shares)                                               (1,112)
   Deficit accumulated prior to development stage                       (12,335,790)
   Deficit accumulated during development stage                          (2,686,859)
                                                                       -------------

   Total Stockholders' Equity (Deficit)                                     (36,493)
                                                                       -------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $         31
                                                                       =============

   The accompanying notes are an integral part of these financial statements.


                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                             From
                                                                                       Inception of the
                                                                                          Development
                                                                                           Stage on
                                                              For the Years Ended          January 1,
                                                                 December 31,             2001 Through
                                                       ----------------------------       December 31,
                                                            2002            2001             2002
                                                       -------------  -------------     ---------------
REVENUE
   Royalty Income                                       $     20,937  $      21,667     $      42,604
                                                        ------------  -------------     -------------

     Total Revenue                                            20,937         21,667            42,604
                                                        -----------   -------------     -------------

OPERATING EXPENSES

   Cost of failed acquisition                                      -      2,579,126        2,579,126
   Professional fees                                          26,935         18,449           45,384
   Legal settlement                                           87,500              -           87,500
   General and administrative                                  2,889         10,210           13,099
                                                        ------------  --------------    -------------

     Total Operating Expenses                                117,324      2,607,785        2,725,109
                                                        ------------  --------------    -------------

LOSS FROM OPERATIONS                                         (96,387)    (2,586,118)      (2,682,505)
                                                        ------------  --------------    -------------

OTHER INCOME (EXPENSE)

   Interest expense                                           (4,366)             -           (4,366)
   Interest income                                                 -             12               12
                                                        ------------  --------------     ------------

     Total Other Income (Expense)                             (4,366)            12            (4,354)
                                                        ------------  -------------      ------------

NET LOSS                                                $   (100,753) $  (2,586,106)    $ (2,686,859)
                                                        ============  ==============     ============

BASIC LOSS PER SHARE                                    $      (0.03) $       (0.99)
                                                        ============  ==============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                               3,267,768       2,608,850
                                                        ============  ==============



  The accompanying notes are an integral part of these financials statements.


                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)




                                                                   Common Stock
                                                          ---------------------------     Treasury       Accumulated
                                                              Shares         Amount         Stock          Deficit
                                                          -----------    ------------    ----------    ----------------

Balance, December 31, 2000                                  1,465,646    $ 12,345,427    $   (6,112)   $(12,335,790)

Treasury stock cancelled                                         (100)         (5,000)        5,000               -

Common stock issued for
 reorganization agreement                                   1,611,954       2,579,126             -               -

Net loss for the year ended
 December 31, 2001                                                  -               -             -      (2,586,106)
                                                          -----------    ------------    ----------    ------------

Balance, December 31, 2001                                  3,077,500      14,919,553        (1,112)    (14,921,896)

Common stock issued for
 settlement agreement                                       2,335,000          67,715             -               -

Net loss for the year ended
 December 31, 2002                                                  -               -             -        (100,753)
                                                          -----------    ------------    ----------    ------------

Balance, December 31, 2002                                  5,412,500    $ 14,987,268    $   (1,112)   $(15,022,649)
                                                          ===========    ============    ==========    =============

Deficit accumulated prior to development stage                                                         $(12,335,790)
Deficit accumulated during development stage                                                             (2,686,859)
                                                                                                       -------------
Total Accumulated Deficit                                                                              $(15,022,649)
                                                                                                       =============



   The accompanying notes are in integral part of these financial statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                             From
                                                                                       Inception of the
                                                                                          Development
                                                                                           Stage on
                                                              For the Years Ended          January 1,
                                                                 December 31,            2001 Through
                                                         ----------------------------     December 31,
                                                               2002           2001           2002
                                                         ------------     -----------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $   (100,753)    $ (2,586,106)  $   (2,686,859)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for legal settlement                 67,715                -           67,715
     Common stock issued for services                              -        2,579,126        2,579,126
   Changes in operating assets and
     liabilities:
     Increase in accounts payable, accounts
     payable-related party and other liabilities              33,034            3,490           36,524
                                                        ------------  ----------------   --------------

       Net Cash Used by Operating Activities                      (4)          (3,490)          (3,494)
                                                        ------------  ----------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES                               -                -                -
                                                        ------------  ----------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash received for reorganization agreement                      -          250,000          250,000
   Payment of reorganization agreement deposit                     -         (250,000)        (250,000)
                                                        ------------  ----------------   --------------

Net Cash Provided (used) by Financing Activities                   -                -                -
                                                        ------------  ----------------   --------------

NET DECREASE IN CASH                                              (4)          (3,490)          (3,494)

CASH AT BEGINNING OF PERIOD                                       35            3,525            3,525
                                                        ------------  ----------------   --------------

CASH AT END OF PERIOD                                   $         31       $       35    $          31
                                                        ============  ================   ==============

CASH PAID DURING THE PERIOD FOR:

   Interest                                             $          -       $        -    $           -
   Income taxes                                         $          -       $        -    $           -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for legal settlement             $     67,715       $        -    $      67,715
   Common stock issued for services                     $          -       $2,579,126    $   2,579,126

   The accompanying notes are an integral part of these financial statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001



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

     c.   Basic Loss per Share

                                                   For the Year Ended
                                                     December 31, 2002
                                     ------------------------------------------
                                        Loss            Shares      Per Share
                                     (Numerator)     (Denominator)   Amount
                                     -----------     -------------- -------
                                     $ (100,753)       3,267,768    $(0.03)
                                     ===========     ==============  ======


                                                   For the Year Ended
                                                     December 31, 2001
                                     ------------------------------------------
                                       Loss            Shares      Per Share
                                    (Numerator)      (Denominator)  Amount
                                   -------------      ----------- ---------
                                   $ (2,586,106)       2,608,850   $ (0.99)
                                   =============      =========== =========


          The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001



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

          Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                             2002                2001
                                                     ------------------  ------------------
              Deferred tax assets:
                    NOL Carryover                    $        1,563,050  $        1,523,720
                    Contributed carryover                       858,000             858,000

              Deferred tax liabilities:                               -                  -

              Valuation allowance                            (2,421,050)         (2,381,720)
                                                     ------------------  ------------------

              Net deferred tax asset                 $                -  $                -
                                                     ==================  ==================

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                               2002                 2001
                                                        ------------------  ------------------
              Book Income                               $          (39,330) $       (1,008,600)
              Stock for services                                         -           1,005,840
              Valuation allowance                                   39,330               2,760
                                                        ------------------  ------------------

                                                        $                -  $                -
                                                        ==================  ==================

              At December 31, 2002, the Company had net operating loss carryforwards of approximately $3,906,980 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


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

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001



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

          As part of the acquisition agreement, the Company's Board of Directors authorized a 50-for-1 reverse stock split of its Common Stock, effective April 12, 2001, thereby decreasing the number of issued and outstanding shares. All references in the accompanying consolidated financial statements to the number of common shares and per share amounts have been restated to reflect the reverse stock split.

NOTE 4 - ROYALTY AGREEMENT

          On February 17, 1998, the Company completed the disposition of certain of its operating units. Under the agreement, disposing of the operating units, the Company is to receive future royalties from the use of a retrieval system, not to exceed $1,500,000 over the next ten years. The Company records royalty revenue when cash is received. The Company received royalties of $20,937 during 2002 and $21,667 during 2001. A total of $72,957 has been received as of December 31, 2002.

NOTE 5 -  STOCK OPTIONS

          At December 31, 2001, the Company had options outstanding to purchase 1,000,000 shares of the Company's common stock at $0.02 per share. These options were held equally by two former Directors and the options had been amended to provide that for each former Director, 100,000 shares were exercisable only after July 4, 2001. These options were exercisable until December 31, 2003, and the remaining 400,000 shares were exercisable only if the individuals owned less than 5% of the then outstanding common stock of the Company. As part of the settlement agreement executed on September 19, 2002, these options became null and void.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 6 - RELATED PARTY TRANSACTION

          As of December 31, 2002, the Company owed a related party $5,000 for consulting services performed during the year.

NOTE 7 -  NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         Randall K. Read            President &
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

Item 10 - Executive Compensation

The registrant did not pay any executive compensation during the fiscal years ended December 31, 2001. During the fiscal year ended December 31, 2002, the Company paid $20,920 to its president, Randall K. Read for professional services and has accrued $5,000 as Accounts payable-related party, for consulting services of Mr. Read rendered during the year ended December 31, 2002.

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

Name of                                        Shares               Percent
Beneficial Owner                               Beneficially Owned   of Class

  Randall K. Read, President, Director          3,100,000                57%
  Karleen Read, Director                                0                 0%
  Ashley R. Jorgensen, Director                         0                 0%
  Peter Johnson,  CEO/ CFO                         25,000                 0%
  Directors, nominees, and
   Executive  Officers  as a group              3,125,000                57%
  (4 persons)



Item 12 - Certain Relationships And Related Transactions

The Company has accrued $5,000 as Accounts payable-related party, for consulting services of its president, Randall K. Read for services rendered during the year ended December 31, 2002. The Company also issued 2,335,000 shares to Mr. Read pursuant to the September 2002 settlement agreement.

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

31.1        Sarbanes Oxley Section 302 Certification
32.1        Sarbanes Oxley Section 906 Certification

99.1        Settlement Agreement dated               Registrant's Current Report on
            September 19, 2002                       Form 8-K dated June 6, 2003

(b) Reports on Form 8-K: The Registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2001 or 2002.

Item 14.  Principal Accountant Fees And Services

HJ & Associates, LLC, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2001 and December 31, 2002. HJ & Associates, LLC has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

HJ & Associates, LLC was paid aggregate fees of $4,500 for the fiscal year ended December 31, 2001 and $3,800 for the fiscal year ended December 31, 2002 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

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

TRADEQUEST INTERNATIONAL, INC.

Dated: September 18, 2003

/s/ PETER JOHNSON
-----------------
Peter Johnson, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                         Date
---------                       -----                         ----

/s/ Randall K. Read
-----------------------------
Randall K. Read                 President, Director     September 18, 2003


/s/ Karleen Read
-----------------------------
Karleen Read                    Director                September 18, 2003



/s/ Ashley R. Jorgensen
-----------------------------
Ashley R. Jorgensen            Director                 September 18, 2003