Form 10QSB
period 2003-03-31
TRADEQUEST INTERNATIONAL INC
filed 2003-09-24
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 31, 2003

Commission File Number 0-27609

                         TRADEQUEST INTERNATIONAL, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


         Mississippi                                       64-0440887
-------------------------------                        -------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)


              175 South Main, Suite 111, Salt Lake City, Utah 84111
              -----------------------------------------------------
                     (Address of Principal Executive Office)

        Registrant's telephone number, including area code: 801 595 1635



                                       N/A
                          -----------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      No   X
                                        ---      ---

As of September 22, 2003 the registrant had 5,412,500 shares of Common Stock issued and outstanding.

Item 1. Financial Statements

                         TRADEQUEST INTERNATIONAL, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2003 and December 31, 2002


                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                                                       March 31,        December 31,
                                                                         2003              2002
                                                                    ---------------  ----------------
                                                                      (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS

   Cash                                                               $         4      $         31
                                                                    ---------------  ----------------

     Total Current Assets                                                       4                31
                                                                    ---------------  ----------------

     TOTAL ASSETS                                                     $         4      $         31
                                                                    ===============  ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                   $     7,298      $      6,723
   Accounts payable - related party (Note 3)                                3,400             5,000
   Accrued liabilities                                                     25,307            24,801
                                                                    ---------------  ----------------

     Total Liabilities                                                     36,005            36,524
                                                                    ---------------  ----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 50,000,000 common shares
    at no par value; 5,412,500 shares issued; 5,411,954
    shares outstanding                                                 14,987,268        14,987,268
   Treasury stock (546 shares)                                             (1,112)           (1,112)
   Deficit accumulated prior to development stage                     (12,335,790)      (12,335,790)
   Deficit accumulated during development stage                        (2,686,367)       (2,686,859)
                                                                    ---------------  ----------------

   Total Stockholders' Equity (Deficit)                                   (36,001)          (36,493)
                                                                    ---------------  ----------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                       $         4      $         31
                                                                    ===============  ================


   The accompanying notes are an integral part of these financial statements


                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                       From
                                                                                 Inception of the
                                                                                   Development
                                                                                     Stage on
                                                       For the Three Months Ended    January 1,
                                                                March 31,          2001 Through
                                                       --------------------------     March 31,
                                                           2003          2002           2003
                                                       -----------  -------------  --------------
REVENUE

   Royalty Income                                       $    6,725   $       -      $     49,329
                                                        -----------  ----------    --------------

     Total Revenue                                           6,725            -           49,329
                                                        ----------   ----------    --------------

OPERATING EXPENSES

   Consulting fees                                               -            -        2,579,126
   Professional fees                                             -          650           45,384
   Legal settlement                                              -       19,785           87,500
   General and administrative                                5,728          581           18,827
                                                        -----------  -----------   --------------

     Total Operating Expenses                                5,728       21,016        2,730,837
                                                        -----------  -----------   --------------

INCOME (LOSS) FROM OPERATIONS                                  997      (21,016)      (2,681,508)
                                                        -----------  -----------   --------------

OTHER INCOME (EXPENSE)

   Interest expense                                           (505)      (2,992)          (4,871)
   Interest income                                               -            -               12
                                                        -----------  -----------   --------------

     Total Other Income (Expense)                             (505)      (2,992)          (4,859)
                                                        -----------  -----------   --------------

NET INCOME (LOSS)                                       $      492  $   (24,008)   $  (2,686,367)
                                                        ===========  ===========   ==============

BASIC INCOME (LOSS) PER SHARE                           $     0.00  $     (0.01)
                                                        ===========  ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                             5,411,954    3,076,954
                                                        ===========  ===========


   The accompanying notes are an integral part of these financial statements



                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                From
                                                                                           Inception of the
                                                                                              Development
                                                                                              Stage on
                                                           For the Three Months Ended        January 1,
                                                                   March 31,                2001 Through
                                                         ----------------------------         March 31,
                                                              2003          2002                 2003
                                                         ------------    ------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                     $       492     $    (24,009)    $      (2,686,367)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for legal settlement                      -                -                67,715
     Common stock issued for services                              -                -             2,579,126
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable,
       accounts payable - related party, and
       other liabilities                                        (519)          24,009                36,005
                                                         ------------    ------------     -----------------

       Net Cash Used by Operating Activities                     (27)               -                (3,521)
                                                         ------------    ------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                               -                -                     -
                                                         ------------    ------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash received for reorganization agreement                      -                -               250,000
   Payment of reorganization agreement deposit                     -                -              (250,000)
                                                         ------------    ------------     -----------------

       Net Cash Used by Financing Activities                       -                -                     -
                                                         ------------    ------------     -----------------

NET DECREASE IN CASH                                             (27)               -                (3,521)

CASH AT BEGINNING OF PERIOD                                       31               35                 3,525
                                                         ------------    ------------     -----------------

CASH AT END OF PERIOD                                    $         4     $         35     $               4
                                                         =============   ============     =================

CASH PAID DURING THE PERIOD FOR:

   Interest                                               $        -     $          -     $               -
   Income taxes                                           $        -     $          -     $               -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for legal settlement               $        -     $          -     $          67,715
   Common stock issued for services                       $        -     $          -     $       2,579,126


   The accompanying notes are an integral part of these financial statements

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002



NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 3 -  RELATED PARTY TRANSACTIONS

          As of March 31, 2003, the Company owed $3,400 to a related party for consulting services performed.

Item 2. Plan Of Operation

The accompanying financial statements have been prepared assuming that the registrant will continue as a going concern. Having royalty income as its only source of income, raises substantial doubt about the ability of the registrant to continue as a going concern.

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

While the registrant realized income of approximately $1,000 and net income of approximately $500 for the three months ended March 31, 2003 due to the receipt of $6,725 of royalty income, it anticipates operating at a loss for the current fiscal year. The registrant does not intend to incur significant operating expenses, hire additional employees or to incur debt.

The registrant intends to raise fund through private placement of it common stock. The proceeds of the placement will be used for mergers and acquisitions.

Item 3.  Controls and procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the registrant's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the registrant carried out an evaluation, under the supervision and with the participation of the registrant's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the registrant's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the registrant's disclosure controls and procedures were effective.

There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the registrant completed its evaluation.

                                     PART II

Item 6.

     (A)  Exhibits


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

31.1        Sarbanes Oxley Section 302 Certification
32.1        Sarbanes Oxley Section 906 Certification

99.1        Settlement Agreement dated               Registrant's Current Report on
            September 19, 2002                       Form 8-K dated June 6, 2003

     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of September 2003.


                                       TRADEQUEST INTERNATIONAL, INC.


                                        /s/ Peter Johnson
                                        -----------------------------
                                        Peter Johnson
                                        Chief Executive Officer and
                                        Chief Financial Officer