Form 10QSB
period 2003-06-30
TRADEQUEST INTERNATIONAL INC
filed 2003-09-24
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the three month period ended June 30, 2003

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

                              FINANCIAL STATEMENTS

                       June 30, 2003 and December 31, 2002


                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                                                     June 30,      December 31,
                                                                       2003            2002
                                                                   -----------     ------------
                                                                   (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS

   Cash                                                             $     82       $        31
                                                                    ----------     ------------

     Total Current Assets                                                 82                31
                                                                    ----------     ------------

     TOTAL ASSETS                                                   $     82       $        31
                                                                    ==========     ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                 $  5,588       $     6,723
   Accounts payable - related party (Note 3)                           6,000             5,000
   Accrued liabilities                                                25,812            24,801
                                                                    ----------     ------------

     Total Liabilities                                                37,400            36,524
                                                                    ----------     ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 50,000,000 common shares
    at no par value; 5,412,500 shares issued; 5,411,954
    shares outstanding                                            14,987,268        14,987,268
   Treasury stock (546 shares)                                        (1,112)           (1,112)
   Deficit accumulated prior to development stage                (12,335,790)      (12,335,790)
   Deficit accumulated during development stage                   (2,687,684)       (2,686,859)
                                                                 -------------     ------------

   Total Stockholders' Equity (Deficit)                              (37,318)          (36,493)
                                                                 -------------     ------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                  $        82       $        31
                                                                 =============     ============



   The accompanying notes are an integral part of these financial statements
                                       3


                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                 From
                                                                                            Inception of the
                                                                                              Development
                                                                                               Stage on
                                     For the Three Months Ended  For the Six Months Ended      January 1,
                                              June 30,                   June 30,            2001 Through
                                     -------------------------   --------------------------     June 30,
                                         2003          2002          2003          2002           2003
                                     -----------  ------------   -----------  -------------  --------------
REVENUE

   Royalty Income                     $    4,246   $       -      $   10,971   $       -      $     53,575
                                      -----------  ----------     -----------  ----------    --------------

     Total Revenue                         4,246           -          10,971            -           53,575
                                      ----------   ----------     ----------   ----------    --------------

OPERATING EXPENSES

   Consulting fees                             -            -              -            -        2,579,126
   Professional fees                           -            -              -          650           45,384
   Legal settlement                            -            -              -       19,785           87,500
   General and administrative              8,352          612         14,080        1,194           27,179
                                      -----------  -----------    -----------  -----------   --------------

     Total Operating Expenses              8,352          612         14,080       21,629        2,739,189
                                      -----------  -----------    -----------  -----------   --------------

LOSS FROM OPERATIONS                      (4,106)        (612)        (3,109)     (21,629)      (2,685,614)
                                      -----------  -----------    -----------  -----------   --------------

OTHER INCOME (EXPENSE)

   Forgiveness of debt                     3,295            -          3,295            -            3,295
   Interest expense                         (506)        (505)        (1,011)      (3,497)          (5,377)
   Interest income                             -            -              -            -               12
                                      -----------  -----------    -----------  -----------   --------------

     Total Other Income (Expense)          2,789         (505)         2,284       (3,497)          (2,070)
                                      -----------  -----------    -----------  -----------   --------------

NET LOSS                              $   (1,317) $    (1,117)    $     (825) $   (25,126)   $  (2,687,684)
                                      ===========  ===========    ===========  ===========   ==============

BASIC LOSS PER SHARE                  $    (0.00) $     (0.00)    $    (0.00) $     (0.01)
                                      ===========  ===========    ===========  ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                           5,411,954    3,076,954      5,411,954    3,076,954
                                      ===========  ===========    ===========  ===========


   The accompanying notes are an integral part of these financial statements


                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                From
                                                                                           Inception of the
                                                                                              Development
                                                                                              Stage on
                                                           For the Six Months Ended        January 1,
                                                                   June 30,                 2001 Through
                                                         ----------------------------         June 30,
                                                              2003          2002                 2003
                                                         ------------    ------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                              $      (825)    $    (25,126)    $      (2,687,684)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for legal settlement                      -                -                67,715
     Common stock issued for services                              -                -             2,579,126
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable,
       accounts payable - related party, and
       other liabilities                                         876           25,126                37,400
                                                         ------------    ------------     -----------------

       Net Cash Provided (Used) by
           Operating Activities                                   51                -                (3,443)
                                                         ------------    ------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                               -                -                     -
                                                         ------------    ------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash received for reorganization agreement                      -                -               250,000
   Payment of reorganization agreement deposit                     -                -              (250,000)
                                                         ------------    ------------     -----------------

       Net Cash Provided (Used) by
           Financing Activities                                    -                -                     -
                                                         ------------    ------------     -----------------

NET INCREASE (DECREASE) IN CASH                                   51                -                (3,443)

CASH AT BEGINNING OF PERIOD                                       31               35                 3,525
                                                         ------------    ------------     -----------------

CASH AT END OF PERIOD                                    $        82     $         35     $              82
                                                         =============   ============     =================

CASH PAID DURING THE PERIOD FOR:

   Interest                                               $        -     $          -     $               -
   Income taxes                                           $        -     $          -     $               -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for legal settlement               $        -     $          -     $          67,715
   Common stock issued for services                       $        -     $          -     $       2,579,126


   The accompanying notes are an integral part of these financial statements

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002



NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

                        TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002



NOTE 3 -  RELATED PARTY TRANSACTIONS

          As of June 30, 2003, the Company owed $6,000 to related parties for consulting services performed and for payment of operating expense.

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

While the registrant has received $10,900 of royalty income through the six months ended June 30, 2003, it anticipates operating at a loss for the current fiscal year. The registrant does not intend to incur significant operating expenses, hire additional employees or to incur debt.

The registrant intends to raise fund through private placement of it common stock. The proceeds of the placement will be used for mergers and acquisitions.

Item 3 Controls and procedures

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

31.1        Sarbanes Oxley Section 302 Certification
32.1        Sarbanes Oxley Section 906 Certification

99.1        Settlement Agreement dated               Registrant's Current Report on
            September 19, 2002                       Form 8-K dated June 6, 2003

     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003.

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