Form 10QSB
period 2003-09-30
TRADEQUEST INTERNATIONAL INC
filed 2003-11-13
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the nine month period ended September 30, 2003

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

As of November 11, 2003 the registrant had 5,412,500 shares of Common Stock issued and outstanding.

Item 1. Financial Statements

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                    September 30, 2003 and December 31, 2002


                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                             September 30,   Deecember 31,
                                                                                  2003           2002
                                                                             -------------   -------------
                                                                              (Unaudited)
CURRENT ASSETS
   Cash                                                                      $         13    $        31
                                                                             --------------  -------------

     Total Current Assets                                                              13             31
                                                                             --------------  -------------

     TOTAL ASSETS                                                            $         13    $        31
                                                                             ==============  =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

   Accounts payable                                                          $      5,118    $     6,723
   Accounts payable - related party (Note 3)                                       26,268          5,000
   Accrued liabilities                                                             26,317         24,801
   Accrued officer compensation (Note 3)                                           15,000              -
                                                                             --------------  -------------

     Total Liabilities                                                             72,703         36,524
                                                                             --------------  -------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 50,000,000 common shares
    at no par value; 5,412,500 shares issued; 5,411,954
    shares outstanding                                                         14,987,268     14,987,268
   Treasury stock (546 shares)                                                     (1,112)        (1,112)
   Deficit accumulated prior to development stage                             (12,335,790)   (12,335,790)
   Deficit accumulated during development stage                                (2,723,056)    (2,686,859)
                                                                             --------------  -------------

   Total Stockholders' Equity (Deficit)                                           (72,690)       (36,493)
                                                                             --------------  -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                              $         13     $       31
                                                                             ==============  =============


   The accompanying notes are an integral part of these financial statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                  From
                                                                                             Inception of the
                                                                                               Development
                                                                                                Stage on
                                      For the Three Months Ended  For the Nine Months Ended     January 1,
                                             September 30,               September 30,         2001 Through
                                      -------------------------- ---------------------------     Sept 30,
                                           2003          2002        2003         2002            2003
                                      -----------  ------------- ------------ -------------- ---------------
REVENUE
   Royalty Income                     $     3,075  $     10,468  $    14,046   $    10,468    $   56,650
                                      -----------  ------------  ------------  -----------    --------------


     Total Revenue                          3,075        10,468       14,046        10,468        56,650
                                      -----------  ------------  -----------   -----------    --------------

OPERATING EXPENSES

   Consulting fees                          5,000             -         5,000             -     2,584,126
   Professional fees                            -        13,142             -        13,793        45,384
   Legal settlement                             -        67,715             -        87,500        87,500
   General and administrative              17,935           848        32,016         2,041        45,115
   Officer compensation (Note 4)           15,000             -        15,000             -        15,000
                                      -----------  ------------  ------------  ------------  ---------------

     Total Operating Expenses              37,935        81,705        52,016       103,334     2,777,125
                                      -----------  ------------  ------------  ------------  ---------------

LOSS FROM OPERATIONS                      (34,860)      (71,237)      (37,970)     (92,866)    (2,720,475)
                                      -----------  ------------  ------------  -----------   ----------------

OTHER INCOME (EXPENSE)

   Forgiveness of debt                          -             -         3,295             -         3,295
   Interest expense                          (511)         (435)       (1,522)       (3,931)       (5,888)
   Interest income                              -             -             -             -            12
                                      -----------  ------------  ------------  ------------  ---------------

     Total Other Income

      (Expense)                              (511)         (435)        1,773        (3,931)       (2,581)
                                      -----------  ------------  ------------  ------------  ---------------

LOSS BEFORE

 INCOME TAXES                             (35,371)      (71,672)      (36,197)      (96,797)   (2,723,056)

INCOME TAXES                                    -             -             -             -            -
                                      ------------ ------------- ------------  ------------  --------------

NET LOSS                              $   (35,371) $    (71,672) $    (36,197) $    (96,797) $ (2,723,056)
                                      ===========  ============  ============  ============  ==============


BASIC LOSS PER SHARE                  $     (0.01) $      (0.01) $      (0.01) $      (0.02)
                                      ===========  ============  ============  ============

WEIGHTED AVERAGE
 SHARES OUTSTANDING                     5,411,954     5,411,954     5,411,954     5,411,954
                                      ===========  ============  ============  ============


   The accompanying notes are an integral part of these financial statments.



                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                              From
                                                                                        Inception of the
                                                                                            Development
                                                                                             Stage on
                                                         For the Nine Months Ended          January 1,
                                                              September  30,              2001 Through
                                                        --------------------------        September 30,
                                                           2003           2002                2003
                                                        ------------  ------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $   (36,197)  $   (96,797)    $       (2,723,056)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for legal settlement                     -        67,715                 67,715
     Common stock issued for services                             -             -              2,579,126
   Changes in operating assets and
     liabilities:
     Increase in accounts payable, accounts
       payable - related party, and other liabilities        36,179        29,082                 72,703
                                                        -----------    ----------     ------------------

       Net Cash Used by
        Operating Activities                                    (18)            -                 (3,512)
                                                        -----------    ----------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                              -             -                      -
                                                        -----------    ----------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash received for reorganization agreement                     -             -                250,000
   Payment of reorganization agreement deposit                    -             -               (250,000)
                                                        -----------    ----------     ------------------

       Net Cash Provided (Used) by
        Financing Activities                                      -             -                      -
                                                        -----------    ----------     ------------------

NET DECREASE IN CASH                                            (18)            -                 (3,512)

CASH AT BEGINNING OF PERIOD                                      31            35                  3,525
                                                        -----------    ----------     ------------------

CASH AT END OF PERIOD                                   $        13    $       35     $               13
                                                        ===========    ==========     ==================

CASH PAID DURING THE PERIOD FOR:

   Interest                                             $         -    $        -     $                -
   Income taxes                                         $         -    $        -     $                -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for legal settlement             $         -    $   67,715     $           67,715
   Common stock issued for services                     $         -    $        -     $        2,579,126

   The accompanying notes are an integral part of these financial statements

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 3 -      RELATED PARTY TRANSACTIONS

              As of September 30, 2003, the Company owed $26,268 to related parties for consulting services performed and for payment of operating expense. As of September 30, 2003, the Company accrued $15,000 in officer compensation.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002



NOTE 4 -      OFFICER COMPENSATION

              Beginning in July 1, 2003, the Company began accruing $15,000 per quarter in officer compensation consisting of $7,500 for two officers.

Item 2. Plan Of Operation

The registrant did not have any revenue from operations during the fiscal year ended December 31, 2002 nor during the fiscal quarter ended Septenber 30, 2003. The accompanying financial statements have been prepared assuming that the registrant will continue as a going concern. Having royalty income as its only source of income, raises substantial doubt about the ability of the registrant to continue as a going concern.

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

While the registrant has received $14,046 of royalty income through the nine months ended September 30, 2003, it anticipates operating at a loss for the current fiscal year. The registrant does not intend to incur significant operating expenses, hire additional employees or to incur debt.

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


(3)(a)(1) Articles of Incorporation as            Registrant's Annual Report on
          Amended and restated                    Form 10-K for the year ended
                                                  December 31, 1985.Exhibit (3a)

(3)(a)(2) Articles  of  Amendment to the          Registrant's  Annual  Report
          Articles  of  Incorporation  of         of Form 10-K for the year
          Dixie National Corporation              ended December 31, 1994.
          Dated May 23, 1986                      Exhibit(3)(a)(2).

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

(3)(b)    Bylaws, as amended                      Registrant's Annual Report on
                                                  Form 10-K for the year ended
                                                  December, 31, 1990.  Ex.(3(b).

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

31.1      Sarbanes Oxley Section 302 Certification

32.1      Sarbanes Oxley Section 906 Certification

99.1      Settlement Agreement dated              Registrant's Current Report on
          September 19, 2002                      Form 8-K dated June 6, 2003

     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November 2003.



                                        TRADEQUEST INTERNATIONAL, INC.



                                        /s/ Peter Johnson
                                        -----------------------------
                                        Peter Johnson
                                        Chief Executive Officer and
                                        Principal Financial Officer