Form 10KSB
period 2003-12-31
TRADEQUEST INTERNATIONAL INC
filed 2004-04-06
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                      Commission file number
         DECEMBER 31, 2003                                 0-3296

                         TRADEQUEST INTERNATIONAL, INC.
              ---------------------------------------------------
             (Exact Name of Registrant As Specified In Its Charter)

                    MISSISSIPPI                       64-0440887
             ----------------------------         -----------------
             (State or other jurisdiction          (IRS employer
           of incorporation or organization)      identification no.)

                4938 Hidden Cove Drive, Taylorsville, Utah 84123
              -----------------------------------------------------
                     (Address of Principal Executive Office)

        Registrant's telephone number, including area code: 801 595 1635

           Securities registered pursuant to section 12(g) of the Act:
                   Common Capital Stock no par value per share
                   -------------------------------------------
                                (Title Of Class)

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

As of March 30, 2004, 5,411,954 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing average of the bid and asked prices on the pink sheet market on March 12, 2004 of Tradequest International, Inc., held by non-affiliates was approximately $231,500.

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

     Employees

At March 30, 2004, the Registrant has one employee, its President, Randy Read.


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

                                         2003                   2002
                                    ---------------       ---------------
                                    High        Low       High        Low
          Quarter Ending            ----        ---       ----        ---
          --------------

           March 31                  0.16       0.015      0.06        0.05
           June 30                   0.09       0.05       0.05        0.02
           September 30              0.09       0.05       0.02        0.02
           December 31               0.09       0.06       0.02        0.015


No dividends were paid on the Registrant's common stock during the last two years, and the Registrant does not intend to pay dividends in the foreseeable future. The number of holders of record of common stock of the Registrant on March 22, 2004 was approximately 2,300.

The Registrant does not have an Equity Compensation Plan.

Item 6 - Management's Plan of Operations

The registrant did not have any revenue from operations during the fiscal year ended December 31, 2003. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Having investment income as its only source of income, raises substantial doubt about the ability of the Company to continue as a going concern.

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


         Liquidity and Capital Resources

The registrant received a royalty payment of $16,981 during 2003 from Text Retrieval Systems, Inc., pursuant to the Registrant's February, 1998 sale of its former subsidiary. The royalty payment is on each subscription of Text Retrieval Systems, Inc.'s HR Comply product and will continue until such time that the Registrant has been paid a total of $1,500,000. A total of $59,585 has been received from January 1, 2001 through December 31, 2003


         Results of Operation

During the fiscal year ended December 31, 2003, the registrant had the following expenses and net loss from operations:

   Professional fees                                    $           14,555
   Consulting Fees                                                  20,000
   Officer Compensation                                             22,500
   General and administrative                                        5,316
                                                        ------------------

   Total Operating Expenses                             $           62,371
                                                         -----------------

Loss From Operations                                    $          (45,390)
                                                         -----------------

     The $14,555 of professional fees consisted primarily of legal and accounting fees. The Consulting Fees consists of $16,500 paid to Randall K. Read and $3,500 in fees accrued during the fiscal year ended December 31, 2003. The Officer Compensation expense was been accrued for the services of Randy K. Read ($15,000) and the former chief executive officer, Peter Johnson ($7,500) rendered during the fiscal year ended December 31, 2003.

Item 7 Financial Statements





                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2003



                                 C O N T E N T S


Independent Auditors' Report.............................................. F-2

Balance Sheet..............................................................F-3

Statements of Operations.................................................. F-4

Statements of Stockholders' Equity (Deficit).............................. F-5

Statements of Cash Flows.................................................. F-6

Notes to the Financial Statements......................................... F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Tradequest International, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Tradequest International, Inc. (a development stage company), as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002 and from inception of the development stage on January 1, 2001 through December 31, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tradequest International, Inc. (a development stage company), as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and from inception of the development stage on January 1, 2001 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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



HJ & Associates, LLC
Salt Lake City, Utah
March 26, 2004

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                                                  December 31,
                                                                     2003

                                 CURRENT ASSETS
                                 --------------

   Cash                                                           $         22
                                                                  ------------

     Total Current Assets                                                   22
                                                                  ------------

     TOTAL ASSETS                                                 $         22
                                                                  ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                               $      3,791
   Payable - related party (Note 6)                                     28,598
   Accrued Compensation (Note 7)                                        22,500
   Accrued liabilities                                                  26,823
                                                                  ------------

     Total Liabilities                                                  81,712
                                                                  ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 50,000,000 common shares
    at no par value; 5,412,500 shares issued; 5,411,954
    shares outstanding at December 31, 2003                         14,987,268
   Treasury stock (546 shares)                                          (1,112)
   Deficit accumulated prior to development stage                  (12,335,790)
   Deficit accumulated during development stage                     (2,732,056)
                                                                  ------------

   Total Stockholders' Equity (Deficit)                                (81,690)
                                                                  ------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $         22
                                                                  ============




   The accompanying notes are an integral part of these financial statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                     From
                                                               Inception of the
                                                                  Development
                                                                    Stage on
                                                                   January 1,
                                        For the Years Ended      2001 Through
                                            December 31,          December 31,
                                       2003            2002          2003
                                    -----------    -----------    -----------
REVENUE

   Royalty Income                   $    16,981    $    20,937    $    59,585
                                    -----------    -----------    -----------

     Total Revenue                       16,981         20,937         59,585
                                    -----------    -----------    -----------

OPERATING EXPENSES

   Consulting fees                       20,000             --      2,599,126
   Professional fees                     14,555         26,935         59,939
   Legal settlement                          --         87,500         87,500
   Officer Compensation                  22,500             --         22,500
   General and administrative             5,316          2,889         18,415
                                    -----------    -----------    -----------

     Total Operating Expenses            62,371        117,324      2,787,480
                                    -----------    -----------    -----------

LOSS FROM OPERATIONS                    (45,390)       (96,387)    (2,727,895)
                                    -----------    -----------    -----------

OTHER INCOME (EXPENSE)

   Gain on forgiveness of debt            2,579             --          2,579
   Interest expense                      (2,386)        (4,366)        (6,752)
   Interest income                           --             --             12
                                    -----------    -----------    -----------

     Total Other Income (Expense)           193         (4,366)        (4,161)
                                    -----------    -----------    -----------

LOSS BEFORE INCOME TAX                  (45,197)      (100,753)    (2,732,056)
                                    -----------    -----------    -----------

   Income tax                                --             --             --
                                    -----------    -----------    -----------

NET LOSS                            $   (45,197)   $  (100,753)   $(2,732,056)
                                    ===========    ===========    ===========

BASIC LOSS PER SHARE                $     (0.01)   $     (0.03)
                                    ===========    ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                          5,411,954      3,267,768
                                    ===========    ===========


 The accompanying notes are an integral part of these financial statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)



                                                         Common Stock
                                                  ---------------------------      Treasury       Accumulated
                                                    Shares          Amount           Stock          Deficit
                                                  ------------   ------------    -------------   -------------
Balance, December 31, 2000                          1,465,646    $ 12,345,427    $     (6,112)   $(12,335,790)

Treasury stock cancelled                                 (100)         (5,000)          5,000              --

Common stock issued for
 reorganization agreement                           1,611,954       2,579,126              --              --

Net loss for the year ended
 December 31, 2001                                         --              --              --      (2,586,106)
                                                 ------------    ------------    ------------    ------------

Balance, December 31, 2001                          3,077,500      14,919,553          (1,112)    (14,921,896)

Common stock issued for
 settlement agreement                               2,335,000          67,715              --              --

Net loss for the year ended
 December 31, 2002                                         --              --              --        (100,753)
                                                 ------------    ------------    ------------    ------------

Balance, December 31, 2002                          5,412,500      14,987,268          (1,112)    (15,022,649)

Net loss for the year ended
 December 31, 2003                                         --              --              --         (45,197)
                                                 ------------    ------------    ------------    ------------

Balance, December 31, 2003                          5,412,500    $ 14,987,268    $     (1,112)   $(15,067,846)
                                                 ============    ============    ============    ============

Deficit accumulated prior to development stage                                                   $(12,335,790)
Deficit accumulated during development stage                                                       (2,732,056)
                                                                                                 ------------

Total Accumulated Deficit                                                                        $(15,067,846)
                                                                                                 ============


   The accompanying notes are an integral part of these financial statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                       From
                                                                                  Inception of the
                                                                                     Development
                                                                                      Stage on
                                                       For the Years Ended           January 1,
                                                          December 31,              2001 Through
                                                  ----------------------------      December 31,
                                                      2003           2002               2003
                                                  ------------   -----------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $   (45,197)   $  (100,753)     $ (2,732,056)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for legal settlement              --         67,715            67,715
     Common stock issued for services                      --             --         2,579,126
     Gain on forgiveness of debt                        2,579             --             2,579
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable           (5,511)         3,233             1,212
     Increase in payable - related party               23,598          5,000            28,598
     Increase in accrued liabilities                    2,022         24,801            26,823
     Increase in accrued compensation                  22,500             --            22,500
                                                  -----------    -----------       -----------

       Net Cash Used by Operating Activities               (9)            (4)           (3,503)
                                                  -----------    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES                       --             --                --
                                                  -----------    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash received for reorganization agreement              --             --           250,000
   Payment of reorganization agreement deposit             --             --          (250,000)
                                                  -----------    -----------       -----------

   Net Cash Used by Financing Activities                   --             --                --
                                                  -----------    -----------       -----------

NET DECREASE IN CASH                                       (9)            (4)           (3,503)

CASH AT BEGINNING OF PERIOD                                31             35             3,525
                                                  -----------    -----------       -----------

CASH AT END OF PERIOD                             $        22    $        31       $        22
                                                  ===========    ===========       ===========

CASH PAID DURING THE PERIOD FOR:

   Interest                                       $        --    $        --       $        --
   Income taxes                                   $        --    $        --       $        --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for legal settlement       $        --    $    67,715       $    67,715
   Common stock issued for services               $        --    $        --       $ 2,579,126



   The accompanying notes are an integral part of these financial statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


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

     c.   Basic Loss per Share

                                                  For the Year Ended
                                                  December 31, 2003
                                  ---------------------------------------------
                                      Loss            Shares          Per Share
                                   (Numerator)      (Denominator)      Amount

                                  $   (45,197)         5,411,954     $  (0.01)
                                  ============      ============     =========

                                                  For the Year Ended
                                                   December 31, 2002
                                  ----------------------------------------------
                                      Loss              Shares        Per Share
                                   (Numerator)      (Denominator)      Amount

                                  $  (100,753)         3,267,768     $  (0.03)
                                  ============       ===========     =========


     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding.

     The Company's stock purchase options outstanding at December 31, 2002, have been excluded from the basic net loss per share calculation as they are anti-dilutive. The Company has excluded 1,000,000 common stock equivalents at December 31, 2002.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d. Provision for Taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                                          2003         2002
                                                      -----------  -----------
              Deferred tax assets:
                    NOL Carryover                     $ 3,045,640  $ 1,563,050
                    Contributed carryover                 861,570      858,000

              Deferred tax liabilities:                         -           -

              Valuation allowance                      (3,907,210)  (2,421,050)
                                                      -----------  -----------

              Net deferred tax asset                  $         -  $         -
                                                      ===========  ===========

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                            2003        2002
                                                        ----------  -----------

              Book Income                               $  (17,626) $   (39,330)
              Related Party Accruals                        10,140            -
              Stock for services                               (40)           -
              Valuation allowance                            7,526       39,330
                                                        ----------  -----------

                                                        $        -  $         -
                                                        ==========  ===========

              At December 31, 2003, the Company had net operating loss carryforwards of approximately $7,800,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


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

     g.   Newly Issued Accounting Pronouncements

     During the year ended December 31, 2003, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

          o    SFAS No. 143, Accounting for Asset Retirement Obligations;
          o SFAS No.145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;
          o    SFAS No. 146, Accounting for Exit or Disposal Activities;
          o    SFAS No. 147, Acquisitions of certain Financial Institutions; and
          o    SFAS No. 148, Accounting for Stock Based Compensation.
          o SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;
          o SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

     In addition, during the year ended December 31, 2003, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

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

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 2 - GOING CONCERN (continued)

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

NOTE 3 -  STOCK EXCHANGES

     On April 2, 2002, the Company entered into an acquisition agreement whereby it acquired 100% of the issued and outstanding shares of Tradequest, Inc. (a Utah corporation) in exchange for 6,098,379 shares of its common stock. The agreement was subsequently rescinded as part of a settlement agreement dated September 19, 2003, whereby 4,486,425 of the shares issued were canceled and 2,335,000 shares were issued to a shareholder of the Company. The rescission has been recorded retroactively in the financial statements.

     As part of the acquisition agreement, the Company's Board of Directors authorized a 50-for-1 reverse stock split of its Common Stock, effective April 12, 2002, thereby decreasing the number of issued and outstanding shares. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the reverse stock split.

NOTE 4 -  ROYALTY AGREEMENT

     On February 17, 1998, the Company completed the disposition of certain of its operating units. Under the agreement, disposing of the operating units, the Company is to receive future royalties from the use of a retrieval system, not to exceed $1,500,000 over the next ten years. The Company records royalty revenue when cash is received. The Company received royalties of $16,891 during 2003 and $20,937 during 2002. A total of $59,585 has been received as of December 31, 2003.

NOTE 5 - STOCK OPTIONS

     At December 31, 2002, the Company had options outstanding to purchase 1,000,000 shares of the Company's common stock at $0.02 per share. These options were held equally by two former Directors and the options had been amended to provide that for each former Director, 100,000 shares were exercisable only after July 4, 2002. These options were exercisable until December 31, 2003, and the remaining 400,000 shares were exercisable only if the individuals owned less than 5% of the then outstanding common stock of the Company. As part of the settlement agreement executed on September 19, 2003, these options became null and void.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 6 - RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2002, the Company accrued $5,000 in consulting fees to a related party. During the year ended December 31, 2003, the Company incurred consulting fees of $20,000 from a related party, $16,500 in consulting fees were paid in cash. As of December 31, 2003, a balance of $8,500 in consulting fees is included in payable - related party as of December 31, 2003.

     During the year ended December 31, 2003, a shareholder of the Company and a related party paid expenses on behalf of the Company of $20,098 which is recorded in payable - related party

NOTE 7 -  OFFICER COMPENSATION

     Beginning in July 1, 2003, the Company began accruing $15,000 per quarter in officer compensation consisting of $7,500 for President and CEO. The Company only accrued $7,500 in the fourth quarter of 2003, due to the inactivity of the CEO.

NOTE 8 -  SUBSEQUENT EVENTS

     On January 16, 2004, Company's CEO was removed and the President will act as CEO until further notice.

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

In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 2000 and December 31, 1999, and the period prior to their dismissal, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to the satisfaction of Miller & McCollom which would have caused Miller & McCollom to make references to such matter in their report.
The Company requested that Miller & McCollom furnish it a letter addressed to the Commission stating whether it agrees with the statements set forth above in this Item 8. A copy of such letter, dated May 30, 2003 was filed as Exhibit 16 to the Form 8-K filed on June 3, 2003.


Item 8a.  Controls And Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the registrant's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the registrant 's management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The registrant's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The registrant's certifying officer has concluded that the registrant's disclosure controls and procedures are effective in reaching that level of assurance.


As of the end of the period of this report, the registrant carried out an evaluation, under the supervision and with the participation of the Company's management, including the registrant 's Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the registrant 's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the registrant 's disclosure controls and procedures were effective.

There have been no significant changes in the registrant 's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the registrant completed its evaluation.

Part III

Item 9  -  Directors,   Executive  Officers,   Promoters  And  Control  Persons;
           Compliance With Section 16(A) Of The Exchange Act

         The directors and executive officer of the registrant are:

                                                                 Director
           Name                     Position         Age          Since
           ----                     --------         ---          -----
         Randall K. Read            President &
                                    Director          50          Sept. 2002
         Karleen Read               Director          47          Sept. 2002
         Ashley R. Jorgensen        Director          26          Sept. 2002


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


Item 10 - Executive Compensation

During the fiscal year ended December 31, 2003, the company paid $16,500 to its president, Randall K. Read for professional services and has accrued $3,500 as Accounts payable - related party. The Company accrued compensation of $15,000 for Mr. Read and $7,500 for the former chief executive officer, Peter Johnson for services rendered during the year ended December 31, 2003.

The registrant has no outstanding options or other agreements whereby management can acquire an equity interest in the registrant.


         Compensation Of Directors

Directors received no cash compensation or reimbursement of expenses.

Item 11 - Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth the beneficial ownership of the Registrant's common stock as of March 30, 2004 of persons known by the Registrant to be holders of 5% or more of the outstanding common stock. There are 5,412,500 shares outstanding as of March 30, 2004.

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

Name of                                      Shares                    Percent
Beneficial Owner                             Beneficially Owned        of Class

   Randall K. Read, President, Director      3,100,000                     57%
   Karleen Read, Director                            0                      0%
   Ashley R. Jorgensen, Director                     0                      0%
   Directors, nominees, and
    Executive  Officers  as a group          3,100,000                     57%
   (4 persons)



Item 12 - Certain Relationships And Related Transactions

The Company incurred consulting fees of $20,000 for consulting services of its president, Randall K. Read for services rendered during the year ended December 31, 2003. Of this amount $16,500 was paid in cash and $3,500 has been accrued as Accounts payable-related party. Also during the fiscal year ended December 31, 2003, the Company accrued related party payables of $20,098 for expenses paid on the Company's behalf by its officers and directors. In the fiscal year ended December 31, 2002, the Company issued 2,335,000 shares to Mr. Read pursuant to the September 2002 settlement agreement.

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

31.1      Sarbanes Oxley Section 302 Certification

31.2      Sarbanes Oxley Section 302 Certification

32.1      Sarbanes Oxley Section 906 Certifications

99.1      Settlement Agreement dated             Registrant's Current Report on
          September 19, 2002                     Form 8-K dated June 6, 2003

(b) Reports on Form 8-K:

     The Registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2001 or 2002.

Item 14.  Principal Accountant Fees And Services

HJ & Associates, LLC, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2003 and December 31, 2002. HJ & Associates, LLC has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

HJ & Associates, LLC was paid aggregate fees of $7,800 for the fiscal year ended December 31, 2003 and $3,900 for the fiscal year ended December 31, 2002 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.


Audit -Related Fees

HJ & Associates, LLC was not paid any additional fees for the fiscal year ended December 31, 2003 and December 31, 2002 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

HJ & Associates, LLC was paid no fees during the fiscal year ended December 31, 2003 and December 31, 2002 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

HJ & Associates, LLC was paid no other fees for professional services during the fiscal years ended December 31, 2003 and December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRADEQUEST INTERNATIONAL, INC.

Dated: March 26, 2004


/s/ RANDALL K. READ
-------------------
Randall K. Read, President, Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                         Date
---------                       -----                         ----

/s/ Randall K. Read
--------------------
Randall K. Read               President, Director     March 26, 2004


/s/ Karleen Read
-------------------
Karleen Read                  Director                March 26, 2004



/s/ Ashley R. Jorgensen
-----------------------
Ashley R. Jorgensen           Director                March 26, 2004