Form 10QSB
period 2004-03-31
TRADEQUEST INTERNATIONAL INC
filed 2004-06-03
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 31, 2004

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


                4938 Hidden Cove Drive, Taylorsville, Utah 84123
                ------------------------------------------------
                     (Address of Principal Executive Office)

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

As of June 2, 2004 the registrant had 5,414,954 shares of Common Stock issued and outstanding.

Item 1. Financial Statements




                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                   March 31,    December 31,
                                                                     2004            2003
                                                                 ------------   ------------
                                                                  (Unaudited)
CURRENT ASSETS

   Cash                                                          $         42   $         22
                                                                 ------------   ------------

     Total Current Assets                                                  42             22
                                                                 ------------   ------------

     TOTAL ASSETS                                                $         42   $         22
                                                                 ============   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES

   Accounts payable                                              $      5,600   $      3,791
   Payable - related party (Note 3)                                    32,499         28,598
   Accrued compensation (Note 4)                                       30,000         22,500
   Accrued liability                                                   17,500         26,823
                                                                 ------------   ------------

     Total Liabilities                                                 85,599         81,712
                                                                 ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 50,000,000 common shares
    at no par value; 5,412,500 shares issued; 5,411,954
    shares outstanding                                             14,987,268     14,987,268
   Treasury stock (546 shares)                                         (1,112)        (1,112)
   Deficit accumulated prior to development stage                 (12,335,790)   (12,335,790)
   Deficit accumulated during development stage                    (2,735,923)    (2,732,056)
                                                                 ------------   ------------

   Total Stockholders' Equity (Deficit)                               (85,557)       (81,690)
                                                                 ------------   ------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                  $         42   $         22
                                                                 ============   ============


   The accompanying notes are an integral part of these financial statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                   From
                                                              Inception of the
                                                                Development
                                                                  Stage on
                                  For the Three Months Ended     January 1,
                                            March 31,          2001 Through
                                   -------------------------     March 31,
                                       2004          2003         2004
                                   -----------   -----------   -----------

REVENUE

   Royalty Income                  $     3,623   $     6,725   $    63,208
                                   -----------   -----------   -----------

     Total Revenue                       3,623         6,725        63,208
                                   -----------   -----------   -----------

OPERATING EXPENSES

   Consulting fees                       5,000            --     2,604,126
   Legal Settlement                         --            --        87,500
   Officer Compensation                  7,500            --        30,000
   Professional fees                     3,253            --        63,192
   General and administrative            1,057         5,728        19,472
                                   -----------   -----------   -----------

     Total Operating Expenses           16,810         5,728     2,804,290
                                   -----------   -----------   -----------

INCOME (LOSS) FROM OPERATIONS          (13,187)          997    (2,741,082)
                                   -----------   -----------   -----------

OTHER INCOME (EXPENSE)

   Interest expense                         (3)         (505)       (6,755)
   Interest income                          --            --            12
   Gain on forgiveness of debt           9,323            --        11,902
                                   -----------   -----------   -----------

     Total Other Income (Expense)        9,320          (505)        5,159
                                   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAX    $    (3,867)  $       492   $(2,735,923)
                                   -----------   -----------   -----------

   Income tax                               --            --            --
                                   -----------   -----------   -----------

NET INCOME (LOSS)                  $    (3,867)  $       492   $(2,735,923)
                                   ===========   ===========   ===========

BASIC INCOME (LOSS) PER SHARE      $     (0.00)  $      0.00
                                   ===========   ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                         5,411,954     5,411,954
                                   ===========   ===========






  The accompanying notes are an integral part of these financial statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)



                                                                Common Stock
                                                        ---------------------------     Treasury       Accumulated
                                                            Shares         Amount         Stock          Deficit
                                                        ------------   ------------   ------------   -------------
Balance, December 31, 2000                                 1,465,646   $ 12,345,427   $     (6,112)  $(12,335,790)

Treasury stock cancelled                                        (100)        (5,000)         5,000             --

Common stock issued for
 reorganization agreement                                  1,611,954      2,579,126             --             --

Net loss for the year ended
 December 31, 2001                                                --             --             --     (2,586,106)
                                                        ------------   ------------   ------------   ------------

Balance, December 31, 2001                                 3,077,500     14,919,553         (1,112)   (14,921,896)

Common stock issued for
 settlement agreement                                      2,335,000         67,715             --             --

Net loss for the year ended
 December 31, 2002                                                --             --             --       (100,753)
                                                        ------------   ------------   ------------   ------------

Balance, December 31, 2002                                 5,412,500     14,987,268         (1,112)   (15,022,649)

Net loss for the year ended
 December 31, 2003                                                --             --             --        (45,197)
                                                        ------------   ------------   ------------   ------------

Balance, December 31, 2003                                 5,412,500     14,987,268         (1,112)   (15,067,846)

Net loss for the quarter ended
 March 31, 2004 (unaudited)                                       --             --             --         (3,867)
                                                        ------------   ------------   ------------   ------------

Balance, March 31, 2004 (unaudited)                        5,412,500   $ 14,987,268   $     (1,112)  $(15,071,713)
                                                        ============   ============   ============   ============


Deficit accumulated prior to development stage                                                       $(12,335,790)
Deficit accumulated during development stage                                                           (2,735,923)
                                                                                                     ------------

Total Accumulated Deficit                                                                            $(15,071,713)
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


                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                 From
                                                                           Inception of the
                                                                             Development
                                                                               Stage on
                                                For the Three Months Ended    January 1,
                                                           March 31,         2001 Through
                                                 -------------------------     March 31,
                                                     2004           2003         2004
                                                 ------------  -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                             $    (3,867)  $       492   $(2,735,923)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for legal settlement             --            --        67,715
     Common stock issued for services                     --            --     2,579,126
     Gain on forgiveness of debt                      (9,323)           --       (11,902)
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable           1,809        (1,025)        8,179
     Increase in payable - related party               3,901            --        32,499
     Increase in accrued liabilities                      --           506        26,823
     Increase in accrued compensation                  7,500            --        30,000
                                                 -----------   -----------   -----------

       Net Cash Used by Operating Activities              20           (27)       (3,483)
                                                 -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES                      --            --            --
                                                 -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash received for reorganization agreement             --            --       250,000
   Payment of reorganization agreement deposit            --            --      (250,000)
                                                 -----------   -----------   -----------

       Net Cash Used by Financing Activities              --            --            --
                                                 -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH                           20           (27)       (3,483)

CASH AT BEGINNING OF PERIOD                               22            31         3,525
                                                 -----------   -----------   -----------

CASH AT END OF PERIOD                            $        42   $         4   $        42
                                                 ===========   ===========   ===========

CASH PAID DURING THE PERIOD FOR:

   Interest                                      $        --   $        --   $        --
   Income taxes                                  $        --   $        --   $        --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for legal settlement      $        --   $        --   $    67,715
   Common stock issued for services              $        --   $        --   $ 2,579,126




   The accompanying notes are an integral part of these financial statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

          As of March 31, 2004, the Company owed $32,499 to a related parties for consulting services performed and expense paid on behalf of the Company.

NOTE 4 - OFFICER COMPENSATION

          The Company accrues $7,500 per quarter in officer compensation for the President.

Item 2. Management's Discussion and Analysis of Results of Financial Condition and Results of Operations and Plan Of Operation

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the registrant that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the registrant's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The registrant's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the registrant's Financial Statements and Notes to Financial Statements included in its 2003 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

The following discussion should be read in conjunction with the registrant's unaudited interim financial statements and related notes thereto included in this quarterly report and in its audited financial statements and Management's Plan of Operations contained in our Form 10-KSB for the year ended December 31, 2003. Certain statements in the following are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements.

The registrant did not have any revenue from operations during the fiscal year ended December 31, 2003 nor during the fiscal quarter ended March 31, 2004. The accompanying financial statements have been prepared assuming that the registrant will continue as a going concern. Having royalty income as its only source of income, raises substantial doubt about the ability of the registrant to continue as a going concern.

The registrant's plan of operations has been to seek out a privately held business with whom the registrant can reorganize so as to take advantage of the Registrant's status as a publicly held corporation.

The registrant is currently in the final stages of negotiations regarding a potential acquisition. It anticipates that the transaction should be finalized in the second quarter of 2004, although there are no assurances that any transactions will be finalized. All information regarding the transaction will be announced upon completion of definitive documents.

The registrant anticipates operating at a loss for the current fiscal year. The registrant does not intend to incur significant operating expenses, hire additional employees or to incur debt.

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

31.1      Sarbanes Oxley Section 304 Certification

31.2      Sarbanes Oxley Section 304 Certification

32.1      Sarbanes Oxley Section 906 Certification

32.2      Sarbanes Oxley Section 906 Certification

99.1      Settlement Agreement dated             Registrant's Current Report on
          September 19, 2002                     Form 8-K dated June 6, 2003

     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of June 2004.

                                        TRADEQUEST INTERNATIONAL, INC.

                                        /s/ Randy Read
                                        -----------------------------
                                        Randy Read
                                        Chief Executive Officer and
                                        Principal Financial Officer