Form 10QSB
period 2004-06-30
TRADEQUEST INTERNATIONAL INC
filed 2004-08-25
CIK 29322

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the six month period ended June 30, 2004

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

As of August 24, 2004 the registrant had 5,412,500 shares of Common Stock issued and outstanding.

Item 1. Financial Statements



                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                    June 30,    December 31,
                                                                      2004          2003
                                                                 ------------  -------------
                                                                  (Unaudited)
CURRENT ASSETS

   Cash                                                          $         40   $         22
                                                                 ------------   ------------

     Total Current Assets                                                  40             22
                                                                 ------------   ------------

     TOTAL ASSETS                                                $         40   $         22
                                                                 ============   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES

   Accounts payable                                              $      7,943   $      3,791
   Payable - related party (Note 3)                                    35,032         28,598
   Accrued compensation (Note 4)                                       37,100         22,500
   Accrued liability (Note 5)                                          17,500         26,823
                                                                 ------------   ------------

     Total Liabilities                                                 97,575         81,712
                                                                 ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 50,000,000 common shares
    at no par value; 5,412,500 shares issued; 5,411,954
    shares outstanding                                             14,987,268     14,987,268
   Treasury stock (546 shares)                                         (1,112)        (1,112)
   Deficit accumulated prior to development stage                 (12,335,790)   (12,335,790)
   Deficit accumulated during development stage                    (2,747,901)    (2,732,056)
                                                                 ------------   ------------

   Total Stockholders' Equity (Deficit)                               (97,535)       (81,690)
                                                                 ------------   ------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                  $         40   $         22
                                                                 ============   ============


   The accompanying notes are an integral part of these financial statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                         From
                                                                                    Inception of the
                                                                                      Development
                                                                                       Stage on
                              For the Three Months Ended   For the Six Months Ended    January 1,
                                        June 30,                    June 30,         2001 Through
                               -------------------------   -------------------------    June 30,
                                  2004           2003          2004          2003         2004
                               -----------   -----------   -----------   -----------   -----------
REVENUE

   Royalty Income              $     5,491   $     4,246   $     9,114   $    10,971   $    68,699
                               -----------   -----------   -----------   -----------   -----------

     Total Revenue                   5,491         4,246         9,114        10,971        68,699
                               -----------   -----------   -----------   -----------   -----------

OPERATING EXPENSES

   Consulting fees                   5,000            --        10,000            --     2,609,126
   Professional fees                    --            --            --            --        59,939
   Legal settlement                     --            --            --            --        87,500
   Officer compensation              7,500            --        15,000            --        37,500
   General and administrative        4,969         8,352         9,282        14,080        27,697
                               -----------   -----------   -----------   -----------   -----------

     Total Operating Expenses       17,469         8,352        34,282        14,080     2,821,762
                               -----------   -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS               (11,978)       (4,106)      (25,168)       (3,109)   (2,753,063)
                               -----------   -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSE)

   Forgiveness of debt                  --         3,295         9,323         3,295        11,902
   Interest expense                     --          (506)           --        (1,011)       (6,752)
   Interest income                      --            --            --            --            12
                               -----------   -----------   -----------   -----------   -----------

     Total Other Income
      (Expense)                         --         2,789         9,323         2,284         5,162
                               -----------   -----------   -----------   -----------   -----------

NET LOSS                       $   (11,978)  $    (1,317)  $   (15,845)  $      (825)  $(2,747,901)
                                             ===========   ===========   ===========   ===========


BASIC LOSS PER SHARE           $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                               ===========   ===========   ===========   ===========

WEIGHTED AVERAGE
 SHARES OUTSTANDING              5,411,954     5,411,954     5,411,954     5,411,954
                               ===========   ===========   ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)



                                            Common Stock
                                    ---------------------------    Treasury       Accumulated
                                        Shares        Amount         Stock          Deficit
                                    ------------   ------------   ------------   ------------
Balance, December 31, 2000             1,465,646   $ 12,345,427   $     (6,112)  $(12,335,790)

Treasury stock cancelled                    (100)        (5,000)         5,000             --

Common stock issued for
 reorganization agreement              1,611,954      2,579,126             --             --

Net loss for the year ended
 December 31, 2001                            --             --             --     (2,586,106)
                                    ------------   ------------   ------------   ------------

Balance, December 31, 2001             3,077,500     14,919,553         (1,112)   (14,921,896)

Common stock issued for
 settlement agreement                  2,335,000         67,715             --             --

Net loss for the year ended
 December 31, 2002                            --             --             --       (100,753)
                                    ------------   ------------   ------------   ------------

Balance, December 31, 2002             5,412,500     14,987,268         (1,112)   (15,022,649)

Net loss for the year ended
 December 31, 2003                            --             --             --        (45,197)
                                    ------------   ------------   ------------   ------------

Balance, December 31, 2003             5,412,500     14,987,268         (1,112)   (15,067,846)

Net loss for the six months ended
 June 30, 2004 (unaudited)                    --             --             --        (15,845)
                                    ------------   ------------   ------------   ------------

Balance, June 30, 2004 (unaudited)     5,412,500   $ 14,987,268   $     (1,112)  $(15,083,691)
                                    ============   ============   ============   ============


Deficit accumulated prior to development stage                                   $(12,335,790)
Deficit accumulated during development stage                                       (2,747,901)
                                                                                 ------------

Total Accumulated Deficit                                                        $(15,083,691)
                                                                                 ============


   The accompanying notes are an integral part of these financial statements.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                               From
                                                                          Inception of the
                                                                             Development
                                                                              Stage on
                                                  For the Six Months Ended   January 1,
                                                           June 30,         2001 Through
                                                 --------------------------   June 30,
                                                     2004           2003       2004
                                                 ------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                             $   (15,845)  $      (825)  $(2,747,901)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for legal settlement             --            --        67,715
     Common stock issued for services                     --            --     2,579,126
     Gain on forgiveness of debt                      (9,323)           --       (11,902)
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable           4,152          (135)       10,522
     Increase in payable - related party               6,434            --        35,032
     Increase (decrease) in accrued liabilities           --         1,011        26,823
     Increase in accrued compensation                 14,600            --        37,100
                                                 -----------   -----------   -----------

       Net Cash Provided (Used) by Operating
         Activities                                       18            51        (3,485)
                                                 -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES                      --            --            --
                                                 -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash received for reorganization agreement             --            --       250,000
   Payment of reorganization agreement deposit            --            --      (250,000)
                                                 -----------   -----------   -----------

       Net Cash Used by Financing Activities              --            --            --
                                                 -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH                           18            51        (3,485)

CASH AT BEGINNING OF PERIOD                               22            31         3,525
                                                 -----------   -----------   -----------

CASH AT END OF PERIOD                            $        40   $        82   $        40
                                                 ===========   ===========   ===========

CASH PAID DURING THE PERIOD FOR:

   Interest                                      $        --   $        --   $        --
   Income taxes                                  $        --   $        --   $        --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for legal settlement      $        --   $        --   $    67,715
   Common stock issued for services              $        --   $        --   $ 2,579,126




   The accompanying notes are an integral part of these financial statements.

                                       5

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 3 -  RELATED PARTY TRANSACTIONS

          As of June 30, 2004, the Company owed $35,032 to a related party for consulting services performed and expense paid on behalf of the Company.

NOTE 4 -  OFFICER COMPENSATION

          The Company accrues $12,500 per quarter in officer compensation for the President.

                         TRADEQUEST INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 5 -  DEBT RESTRUCTURING

          During the six months ended June 30, 2004, American Capital Partners Limited, Inc. ("ACP") assumed and settled for $17,500 the judgment that Uintah Mountain Ranchers, Inc. had been awarded against the Company. The Company realized a gain of $9,323 on this debt restructuring and has accrued a non-interest bearing liability to ACP in the amount of $17,500. ACP and the Company are unrelated parties.

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

The registrant did not have any revenue from operations during the fiscal year ended December 31, 2003 nor during the fiscal quarter ended June 30, 2004. The accompanying financial statements have been prepared assuming that the registrant will continue as a going concern. Having royalty income as its only source of income, raises substantial doubt about the ability of the registrant to continue as a going concern.

The registrant's plan of operations has been to seek out a privately held business with whom the registrant can reorganize so as to take advantage of the Registrant's status as a publicly held corporation.

The registrant is currently in negotiations regarding a potential acquisition. It anticipates that the transaction should be finalized in the third quarter of 2004, although there are no assurances that any transactions will be finalized. All information regarding the transaction will be announced upon completion of definitive documents.

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

31.2      Sarbanes Oxley Section 304 Certification

32.1      Sarbanes Oxley Section 906 Certification

32.2      Sarbanes Oxley Section 906 Certification

99.1      Settlement Agreement dated             Registrant's Current Report on
          September 19, 2002                     Form 8-K dated June 6, 2003

     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of August 2004.

                                        TRADEQUEST INTERNATIONAL, INC.

                                        /s/ Randy Read
                                        -----------------------------
                                        Randy Read
                                        Chief Executive Officer and
                                        Principal Financial Officer