Form 10QSB
period 2004-09-30
TRADEQUEST INTERNATIONAL INC
filed 2004-11-24
CIK 29322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 0-27609

TRADEQUEST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Mississippi	64-0440887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2501 North Green Valley Parkway, Suite 110-D Henderson, NV 89014 (Address of principal executive offices)
Issuer’s telephone number: (702) 317-2300
___________________
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2004,  45,690,444 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes   No   X

PART 1:  FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)

CURRENT ASSETS

Cash	$-	$22

Total Current Assets	-	22

TOTAL ASSETS	$-	$22

CURRENT LIABILITIES

Accounts payable	$10,448	$3,791
Payable - related party	-	28,598
Accrued compensation (Note 3)	-	22,500
Accrued liability (Note 4)	17,500	26,823

Total Current Liabilities	27,948	81,712

Total Liabilities	27,948	81,712

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock; authorized 50,000,000 common shares
at no par value; 45,690,990 and 5,412,500 shares issued
and outstanding, respectively	15,097,268	14,987,268
Treasury stock (546 shares)	(1,112)	(1,112)
Deficit accumulated prior to development stage	(12,335,790)	(12,335,790)
Deficit accumulated during development stage	(2,788,314)	(2,732,056)

Total Stockholders’ Equity (Deficit)	(27,948)	(81,690)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$22

The accompanying notes are an integral part of these financial statements.

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception of the
					Development
					Stage on
					January 1,
					2001 Through
	For the Three Months Ended September 30		For the Nine Months Ended September 30,		September 30,
	2004	2003	2004	2003	2004

REVENUE

Royalty Income	$5,227	$3,075	$14,342	$14,046	$73,926

Total Revenue	5,227	3,075	14,342	14,046	73,926

OPERATING EXPENSES

Consulting fees	35,636	5,000	45,636	5,000	2,644,762
Professional fees	-	-	-	-	59,939
Legal settlement	-	-	-	-	87,500
General and administrative	4,704	17,935	13,987	32,016	32,401
Officer compensation	7,500	15,000	22,500	15,000	45,000

Total Operating Expenses	47,840	37,935	82,123	52,016	2,869,602

LOSS FROM OPERATIONS	(42,613)	(34,860)	(67,781)	(37,970)	(2,795,676)

OTHER INCOME (EXPENSE)

Forgiveness of debt	2,200	-	11,523	3,295	14,102
Interest expense	-	(511)	-	(1,522)	(6,752)
Interest income	-	-	-	-	12

Total Other Income
(Expense)	2,200	(511)	11,523	1,773	7,362

LOSS BEFORE INCOME
TAXES	(40,413)	(35,371)	(56,258)	(36,197)	(2,788,314)

INCOME TAXES	-	-	--	-	-

NET LOSS	$(40,413)	$(35,371)	$(56,258)	$(36,197)	$(2,788,314)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE
SHARES OUTSTANDING	18,546,790	5,411,954	9,822,534	5,411,954

The accompanying notes are an integral part of these financial statements.

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

Accumulated	Common Stock		Treasury
	Shares	Amount	Stock	Deficit

Balance, December 31, 2000	1,465,646	$12,345,427	$(6,112)	$(12,335,790)

Treasury stock cancelled	(100)	(5,000)	5,000	-

Common stock issued for
reorganization agreement	1,611,954	2,579,126	-	-

Net loss for the year ended
December 31, 2001	-	-	-	(2,586,106)

Balance, December 31, 2001	3,077,500	14,919,553	(1,112)	(14,921,896)

Common stock issued for
settlement agreement	2,335,000	67,715	-	-

Net loss for the year ended
December 31, 2002	-	-	-	(100,753)

Balance, December 31, 2002	5,412,500	14,987,268	(1,112)	(15,067,846)

Net loss for the year ended
December 31, 2003	-	-	-	(25,622)

Balance, December 31, 2003	5,412,500	14,987,268	(1,112)	(15,067,846)

Common stock issued for liabilities and services	40,278,490	110,000	-	-

Net loss for the nine months ended
September 30, 2004 (unaudited)	-	-	-	(56,258)

Balance, September 30, 2004 (unaudited)	45,690,990	$15,097,268	$(1,112)	$(15,124,104)

Deficit accumulated prior to development stage	$(12,335,790)
Deficit accumulated during development stage	(2,788,314)

Total Accumulated Deficit				$(15,124,104)

The accompanying notes are an integral part of these financial statements.

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception of the Development
			Stage on
			January 1,
	For the Nine Months Ended 2001 Through
	September 30,		September 30,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(56,258)	$(36,197)	$(2,788,314)
Adjustments to reconcile net loss to
cash used by operations:
Common stock issued for legal settlement	-	-	67,715
Common stock issued for services	30,636	-	2,609,762
Gain on forgiveness of debt	(14,102)	-	(14,102)
Changes in operating assets and
liabilities:
Increase in accounts payable, accounts
payable - related party, and other liabilities	39,702	36,179	121,414

Net Cash Used by Operating Activities	(22)	(18)	(3,525)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received for reorganization agreement	-	-	250,000
Payment of reorganization agreement deposit	-	-	(250,000)

Net Cash Provided by Financing Activities	-	-	-

NET DECREASE IN CASH	(22)	(18)	(3,525)

CASH AT BEGINNING OF PERIOD	22	31	3,525

CASH AT END OF PERIOD	$-	$13	$-

CASH PAID DURING THE PERIOD FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for legal settlement	$-	$-	$67,715
Common stock issued for services	$-	$-	$2,609,762
Common stock issued for related-party
liabilities	$79,364	$-	$79,364

The accompanying notes are an integral part of these financial statements.

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2004 and December 31, 2003

NOTE 1 -    BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 -	GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -    OFFICER COMPENSATION

Through the nine months ended September 30, 2004 the Company accrued $12,500 per quarter in compensation and consulting fees. Pursuant to the stock purchase agreement effected during the third quarter 2004 (see Note 5) the President resigned and the Company discontinued its quarterly accrual of this expense.

The Company used cash proceeds from the stock purchase agreement to pay in full all compensation accrued for the President (see Note 5).

NOTE 4 -	DEBT RESTRUCTURING

During the nine months ended September 30, 2004, American Capital Partners Limited, Inc. ("ACP") assumed and settled for $17,500 the judgment that Uintah Mountain Ranchers, Inc. had been awarded against the Company. The Company realized a gain of $9,323 on this debt restructuring and has accrued a non-interest bearing liability to ACP in the amount of $17,500. ACP and the Company are unrelated parties.

NOTE 5 -	CHANGE IN OWNERSHIP

During August 2004 the Company; Loyola Holdings, Inc., a Nevada corporation ("Loyola"); and Margot Hutchinson, an individual, ("Hutchinson") entered into a stock purchase agreement whereby the Company issued to Loyola and Hutchinson, collectively, 40,278,490 shares of its no par common stock in exchange for $110,000 cash, collectively, from Loyola and Hutchinson. The Company used the cash as follows: $35,031 to settle in full related party accounts payable as of September 30, 2004; $44,333 to settle in full accrued officer compensation as of September 30, 2004; and $30,636 to compensate its (now former) President for the consulting services he provided relative to the stock purchase agreement. As of September 30, 2004 Loyola and Hutchinson, collectively, owned over ninety percent of the common stock issued and outstanding.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited consolidated condensed financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, customer concentration risk, difficulties in refinancing short term debt, difficulties in consolidating the operations of our operating subsidiaries, if any, difficulties in accelerating internal sales growth, difficulties identifying and acquiring complementary businesses, restrictive covenants in our existing credit facilities, general economic conditions in markets in which we do business, extensive environmental and workplace regulation by federal and state agencies and other general risks related to our common stock.

All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

We did not have any revenue from operations during the fiscal year ended December 31, 2003 nor during the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Having royalty income as our only source of income, raises substantial doubt about our ability to continue as a going concern.

For the past three most recent fiscal years, our plan of operations has been to seek out a privately held business that we may reorganize so as to take advantage of our status as a publicly held corporation.

Change in Control

On August 31, 2004, we entered into a Stock Purchase Agreement ("Agreement") with Loyola Holdings, Inc., a Nevada corporation, Margot Hutchinson, an individual, and Randall K. Read, an individual and our former controlling stockholder. Pursuant to the terms of the Agreement, we issued an aggregate of 40,278,490 shares of our common stock to Loyola Holdings, Inc. and Margot Hutchinson for a purchase price of U.S. $0.002731 per share, or an aggregate of $110,000.00. We issued 20,139,245 shares to Loyola Holdings, Inc. and 20,139,245 shares to Margot Hutchinson.

As of the date of the Agreement, we were authorized to issue 50,000,000 shares of Common Stock of which, 5,414,954 shares were issued and outstanding. The 40,278,490 shares constitute approximately eight percent (80%) of the issued and outstanding shares of our common stock. Accordingly, with the closing of the Agreement, a change in control of our company occurred.

Pursuant to the Agreement, we also entered into a Release and Indemnity Agreement with Randall K. Read whereby Mr. Read agreed to release and indemnify us against all claims Mr. Read may have against us. Mr. Read further agreed to indemnify us and hold us and the purchasers harmless in respect of any and all claims, demands, actions, causes of action, damages, losses, costs, liabilities or expenses that existed, or is based on any action or inaction that occurred, prior to August 31, 2004. In consideration for Mr. Read’s release and indemnification, we agreed to (1) pay Mr. Read cash in the amount of $102,500.00, (2) assign to Mr. Read all right, title, and interest and royalty income relating to our Text Retrieval System, and (3) issue 4,305,566 shares of our common stock to Mr. Read.

Also pursuant to the Agreement, Ash Mascarenhas was appointed as a director and Randall K. Read, Karleen Reed, and Ashley R. Jorgensen resigned as directors. None of the director resignations were because of any disagreements with us on matters relating to our operations, policies or practices. In addition, Randall K. Read resigned from his position as an officer and Ash Mascarenhas was appointed as our President, Chief Financial Officer and Secretary. Mr. Mascarenhas is the controlling shareholder of Loyola Holdings, Inc.

Our principal executive offices are located at 2501 North Green Valley Parkway #110-D, Henderson, NV 89014, and our telephone number is (702) 317-2300. We do not maintain a website.

Liquidity and Capital Resources

We currently have limited working capital with which to satisfy our cash requirements, and we will require additional capital in order to conduct operations. We anticipate that we will need at least $500,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities we elect to pursue.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

ITEM 3 - CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a small organization, the effectiveness of our controls heavily depends on the direct involvement of our Chief Executive Officer and Chief Financial Officer.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

        None.

ITEM 2 - CHANGES IN SECURITIES

(a)    On August 31, 2004, we issued an aggregate of 40,278,490 shares of our common stock to Loyola Holdings, Inc. and Margot Hutchinson for a purchase price of U.S. $0.002731 per share, or an aggregate of $110,000.00. We issued 20,139,245 shares to Loyola Holdings, Inc. and 20,139,245 shares to Margot Hutchinson. This issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On August 31, 2004, we issued issue 4,305,566 shares of our common stock to Randall K. Read as partial consideration for Mr. Read’s agreement to release and indemnify us under a Release and Indemnity Agreement. This issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(b)    None.

(c)    None.

(d)    None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5 - OTHER INFORMATION

            None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

Item No.	Description	Method of Filing
2.1	Stock Purchase Agreement	Filed as Exhibit 2.1 to Form 8-K filed with the Commission on September 9, 2004 and incorporated herein by reference
3(a)(1)	Articles of Incorporation as Amended and restated	Filed as Exhibit 3(a) to Form 10-KSB filed with the Commission on December 31, 1985 and incorporated herein by reference
3(a)(2)	Articles of Amendment to the Articles of Incorporation of Dixie National Corporation dated May 23, 1986	Filed as Exhibit 3(a)(2) to Form 10-KSB filed with the Commission on December 31, 1994 and incorporated herein by reference
3(a)(3)	Articles of Amendment to the Articles of Incorporation of Dixie National Corporation dated January 24, 1995	Filed as Exhibit 3(a)(2) to Form 10-KSB filed with the Commission on December 31, 1994 and incorporated herein by reference
3(a)(4)	Articles of Amendment to the Articles of Incorporation filed on April 4, 2001	Filed as Exhibit 3(a)(4) to Form 10-KSB filed with the Commission on December 31, 2000 and incorporated herein by reference
3(b)	Bylaws, as amended	Filed as Exhibit 3(b) to Form 10-KSB filed with the Commission on December 31, 1990 and incorporated herein by reference
3(b)(1)	Amendment to Article III of Bylaws Effective January 24, 1996	Filed as Exhibit 3(b)(1) to Form 10-KSB filed with the Commission on December 31, 1995 and incorporated herein by reference
3(b)(2)	Amendment to Article IV of Bylaws effective March 24, 1996	Filed as Exhibit 3(b)(2) to Form 10-KSB filed with the Commission on December 31, 1995 and incorporated herein by reference
3(b)(3)	Amendment to Article III of Bylaws effective September 26, 1996	Filed as Exhibit 3(b)(3) to Form 10-KSB filed with the Commission on December 31, 1996 and incorporated herein by reference
10.1	Release and Indemnity Agreement	Filed as Exhibit 10.1 to Form 8-K filed with the Commission on September 9, 2004 and incorporated herein by reference
31	Certification of Ash Mascarenhas pursuant to Rule 13a-14(a)	Filed electronically herewith.
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

(b) Reports on Form 8-K

We filed Form 8-K on September 9, 2004 reporting the change in control of the Company. For further discussion refer to Part I, Item 2 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADEQUEST INTERNATIONAL, INC.

Date: November 22, 2004	By:	/s/ Ash Mascarenhas
Ash Mascarenhas
Title: Chief Financial Officer, President and Secretary

