Form 10KSB
period 2004-12-31
TRADEQUEST INTERNATIONAL INC
filed 2005-06-17
CIK 29322

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-03296

TRADEQUEST INTERNATIONAL, INC.
(Name of small business issuer as specified in its charter)

Mississippi	64-0440887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2501 N. Green Valley, Suite 110D Henderson, NV 89014 ________________________________________________________________________ (Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code:   (702) 317-2300
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  no par value common stock
___________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenues for the most recent fiscal year were $14,342.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $416,250 as of May 10, 2005. Shares of stock held by each officer and director and by each person or group who owns 10% or more of our outstanding common stock amounting to 47,684,046 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 10, 2005, 49,996,546 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

PART I

Item 1. Description of Business

Our Company

As used herein, the term “Tradequest,” the “Company” or “we” refers to Tradequest International, Inc., a Mississippi corporation, and predecessors, unless the context indicates otherwise.

We are currently seeking potential acquisition targets. Our management will review and evaluate business ventures for possible mergers or acquisitions. We have not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of our management. Our executive offices are located at 2510 N. Green Valley, Suite 110D, Henderson, Nevada 89014. Our telephone number is (702) 317-2300.

Our Business

Corporate History

We were originally incorporated in 1966 under the name Dixie National Corporation. On August 13, 1996, we changed our name to Ethika Corporation, and on April 2, 2001, we changed our name to Tradequest International, Inc.

Until the sale on October 2, 1995 of our 99.3% owned subsidiary, Dixie National Life Insurance Company, a Mississippi corporation organized in 1965, we were an insurance holding company primarily engaged in the life insurance business. From 1996 through 1998, through our wholly-owned subsidiaries, Compass Data Systems, Inc., a Utah corporation acquired on August 17, 1996, Legislative Information Systems, Inc., a Virginia corporation acquired on June 10, 1997, and Text Retrieval Systems, Inc., a Florida corporation acquired on April 2, 1996, we were primarily engaged in publishing electronic reference libraries that link related data sources for convenient access by personal computers. In 1998, we divest ourselves of our electronic publishing business unit which was comprised of Text Retrieval Systems, Inc., Compass Data Systems, Inc., and Legislative Information Systems, Inc., and these businesses were either sold or closed.

On April 2, 2001, we closed an Agreement and Plan of Reorganization with Tradequest, Inc., a Utah corporation headquartered in Salt Lake City, Utah. Tradequest was a developmental stage company engaged in the business of providing barter exchange services for consumers and businesses. As a result of the reorganization, we changed our name to Tradequest International, Inc. A reverse split of our outstanding common stock on a fifty to one basis with fractional shares being rounded up to the next multiple of fifty shares was effective on April 12, 2001 and the shares began to trade under the new symbol of TQST on the split basis on April 16, 2001. New management was also appointed with Dean Casutt as the new President and Chairman. Mr. Casutt was the president and principal shareholder of Tradequest, Inc., purportedly operating the barter exchange business which was to be the new business of the registrant. However due to legal proceedings against Mr. Casutt, initially unrelated to us, Mr. Casutt never began operations of the barter exchange services as our subsidiary.

On September 19, 2002, we entered into a settlement agreement with Randall K. Read, Dean Casutt, Dennis Neilsen and Dennis Brovarone. The settlement agreement provided for the following:

•	Dismissal of a legal action by Mr. Read against us, Mr. Casutt, Mr. Neilsen and Mr. Brovarone;
•	The rescission of the April 2001 reorganization agreement between us and Tradequest, Inc.;
•	The resignation of Mr. Casutt, Catherine Casutt and Larry Casutt from our board of directors;
•	The appointment of Mr. Read, Karleen Read and Ashley Jorgensen to our board of directors;
•	The cancellation of 4,486,425 shares of common stock issued to Dean Casutt, Larry Casutt and Choice Holdings Inc.; and
•	The issuance of 2,335,000 shares to Randall K. Read.

On August 31, 2004, we entered into a Stock Purchase Agreement with Loyola Holdings, Inc., a Nevada corporation, Margot Hutchinson, an individual, and Randall K. Read, an individual and our former controlling stockholder. Pursuant to the terms of the agreement, we issued an aggregate of 40,278,490 shares of our common stock to Loyola Holdings, Inc. and Margot Hutchinson for a purchase price of U.S. $0.002731 per share, or an aggregate of $110,000.00. We issued 20,139,245 shares to Loyola Holdings, Inc. and 20,139,245 shares to Margot Hutchinson.

As of the date of the agreement, we were authorized to issue 50,000,000 shares of common stock of which, 5,414,954 shares were issued and outstanding. The 40,278,490 shares constitute approximately eighty percent (80%) of the issued and outstanding shares of our common stock. Accordingly, with the closing of the agreement, a change in control of our company had occurred.

Pursuant to the agreement, we also entered into a Release and Indemnity Agreement with Randall K. Read whereby Mr. Read agreed to release and indemnify us against all claims Mr. Read may have against us. Mr. Read further agreed to indemnify us and hold us and the purchasers harmless in respect of any and all claims, demands, actions, causes of action, damages, losses, costs, liabilities or expenses that existed, or is based on any action or inaction that occurred, prior to August 31, 2004. In consideration for Mr. Read’s release and indemnification, we agreed to (1) pay Mr. Read cash in the amount of $102,500.00, (2) assign to Mr. Read all right, title, and interest and royalty income from Text Retrieval Systems, Inc., pursuant to the sale of our former subsidiary in February, 1998, and (3) issue 4,305,566 shares of our common stock to Mr. Read. The royalty payment is on each subscription of Text Retrieval Systems, Inc.’s HR Comply product and will continue until such time as a total royalty of $1,500,000 has been paid.

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

On January 5, 2005, Margot Hutchinson, an individual, sold 20,139,245 shares of our common stock to Lalita Janke for $50,000. The 20,139,245 shares constitute approximately forty percent (40%) of the issued and outstanding shares of our common stock, and accordingly, a change in control of our company had occurred. Ms. Janke is the mother of Ash Mascarenhas, our President, Chief Financial Officer and Secretary, and the controlling shareholder of Loyola Holdings, Inc., the other controlling stockholder of our company.

Selection of Target Business

We are currently seeking potential acquisition targets. Our management will review and evaluate business ventures for possible mergers or acquisitions. We have not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of our management.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity’s management and personnel, asset base, the anticipated acceptability of business’ products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

We are now considering business opportunities either through merger or acquisition that might create value for our shareholders. Our officers and directors devote limited time and attention to our affairs. Management has adopted a policy of seeking opportunities that they consider to be of quality. As a result of that policy, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may be its competitive disadvantages when vying with other acquiring interests or entities.

We do not intend to restrict our consideration to any particular business or industry segment, and we may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing, or high-technology. However, due to our limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely we will not be able to participate in more than a single business venture. Accordingly, it is anticipated that we will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will also be made upon management’s analysis of the quality and anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that we may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and our shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to us, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to our participation.

Acquisition of Target Business

Our operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether we will be in control of the business or whether present management will be in control following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that our present management and shareholders will no longer be in control. In addition, our officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of our shareholders.

We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended. In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

The manner in which we participate in an opportunity will depend on the nature of the opportunity, our needs and desires and the needs and desires of the other parties, the management of the opportunity, and the relative negotiating strength of each party. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will, in all likelihood, hold a lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event that we acquire a target company with substantial assets. Any merger or acquisition we effect can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders.

Government Regulation

It is impossible to anticipate government regulations, if any, to which we may be subject until we have acquired an interest in a business. The use of assets to conduct a business which we may acquire could subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of our limited resources and the effects of such government regulation on the prospective business. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

We anticipate that we will be involved in intense competition with other business entities, many of which will have a competitive edge by virtue of their stronger financial resources and prior experience in business. There is no assurance that we will be successful in obtaining suitable business opportunities.

Employees

We currently have one employee, who is our sole officer, Ash Mascarenhas. We may increase the number of employees in the future.

Cautionary Statement Concerning
Forward-Looking Statements

Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2. Description of Property

At present, we do not own any property. Our executive offices currently consist of office space located at 2510 N. Green Valley, Suite 110D, Henderson, Nevada 89014, which is provided to us rent-free by one of our controlling stockholders, Loyola Holdings, Inc. We may require a larger office space if we grow. We believe there is an adequate supply of suitable office space on terms acceptable to us.

Item 3. Legal Proceedings

We are not a party to any known litigation at this time. We had a default judgment entered in Utah District Court against us by Uintah Mountain Ranchers Inc. in the amount of $19,785, plus fees, cost, and accrued interest. This judgment has been assigned to American Capital Partners Limited, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock trades on the OTC Bulletin Board under the symbol “TQSTE.OB.” The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2003 as reported by the OTC Bulletin Board. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

January 1, 2003 to December 31, 2003 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.16	$0.015
Second quarter	0.09	0.05
Third quarter	0.09	0.05
Fourth quarter	0.09	0.06

January 1, 2004 to December 31, 2004 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.10	$0.08
Second quarter	0.40	0.10
Third quarter	0.40	0.18
Fourth quarter	0.18	0.18

As of May 10, 2005, there were approximately 2,500 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Limited Market for Common Stock

There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of Tradequest is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Tradequest or our common stock.

Risks of “Penny Stock”

Our common stock (OTC: TQSTE.OB) is deemed to be “penny stock” as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no “established public market” for our common stock during the last five years. While our stock has traded between $0.05 and $0.40 per share over the past several years, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a “penny stock.”

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

Recent Sales of Unregistered Securities

There are no recent sales of unregistered securities during the period covered by this report, which have not been previously disclosed in a Quarterly Report on Form 10-QSB or on a Current Report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Item 6. Management’s Discussion and Analysis or Plan of Operation

General

We were originally incorporated in 1966 under the name Dixie National Corporation. On August 13, 1996, we changed our name to Ethika Corporation, and on April 2, 2001, we changed our name to Tradequest International, Inc.

Until the sale on October 2, 1995 of our 99.3% owned subsidiary, Dixie National Life Insurance Company, a Mississippi corporation organized in 1965, we were an insurance holding company primarily engaged in the life insurance business. From 1996 through 1998, through our wholly-owned subsidiaries, Compass Data Systems, Inc., a Utah corporation acquired on August 17, 1996, Legislative Information Systems, Inc., a Virginia corporation acquired on June 10, 1997, and Text Retrieval Systems, Inc., a Florida corporation acquired on April 2, 1996, we were primarily engaged in publishing electronic reference libraries that link related data sources for convenient access by personal computers. In 1998, we divest ourselves of our electronic publishing business unit which was comprised of Text Retrieval Systems, Inc., Compass Data Systems, Inc., and Legislative Information Systems, Inc., and these businesses were either sold or closed.

On April 2, 2001, we closed an Agreement and Plan of Reorganization with Tradequest, Inc., a Utah corporation headquartered in Salt Lake City, Utah. Tradequest was a developmental stage company engaged in the business of providing barter exchange services for consumers and businesses. As a result of the reorganization, we changed our name to Tradequest International, Inc. A reverse split of our outstanding common stock on a fifty to one basis with fractional shares being rounded up to the next multiple of fifty shares was effective on April 12, 2001 and the shares began to trade under the new symbol of TQST on the split basis on April 16, 2001. New management was also appointed with Dean Casutt as the new President and Chairman. Mr. Casutt was the president and principal shareholder of Tradequest, Inc., purportedly operating the barter exchange business which was to be the new business of the registrant. However due to legal proceedings against Mr. Casutt, initially unrelated to us, Mr. Casutt never began operations of the barter exchange services as our subsidiary.

On September 19, 2002, we entered into a settlement agreement with Randall K. Read, Dean Casutt, Dennis Neilsen and Dennis Brovarone. The settlement agreement provided for the following:

•	Dismissal of a legal action by Mr. Read against us, Mr. Casutt, Mr. Neilsen and Mr. Brovarone;
•	The rescission of the April 2001 reorganization agreement between us and Tradequest, Inc.;
•	The resignation of Mr. Casutt, Catherine Casutt and Larry Casutt from our board of directors;
•	The appointment of Mr. Read, Karleen Read and Ashley Jorgensen to our board of directors;
•	The cancellation of 4,486,425 shares of common stock issued to Dean Casutt, Larry Casutt and Choice Holdings Inc.; and
•	The issuance of 2,335,000 shares to Randall K. Read.

On August 31, 2004, we entered into a Stock Purchase Agreement with Loyola Holdings, Inc., a Nevada corporation, Margot Hutchinson, an individual, and Randall K. Read, an individual and our former controlling stockholder. Pursuant to the terms of the agreement, we issued an aggregate of 40,278,490 shares of our common stock to Loyola Holdings, Inc. and Margot Hutchinson for a purchase price of U.S. $0.002731 per share, or an aggregate of $110,000.00. We issued 20,139,245 shares to Loyola Holdings, Inc. and 20,139,245 shares to Margot Hutchinson.

As of the date of the agreement, we were authorized to issue 50,000,000 shares of Common Stock of which, 5,414,954 shares were issued and outstanding. The 40,278,490 shares constitute approximately eighty percent (80%) of the issued and outstanding shares of our common stock. Accordingly, with the closing of the agreement, a change in control of our company had occurred.

Pursuant to the agreement, we also entered into a Release and Indemnity Agreement with Randall K. Read whereby Mr. Read agreed to release and indemnify us against all claims Mr. Read may have against us. Mr. Read further agreed to indemnify us and hold us and the purchasers harmless in respect of any and all claims, demands, actions, causes of action, damages, losses, costs, liabilities or expenses that existed, or is based on any action or inaction that occurred, prior to August 31, 2004. In consideration for Mr. Read’s release and indemnification, we agreed to (1) pay Mr. Read cash in the amount of $102,500.00, (2) assign to Mr. Read all right, title, and interest and royalty income from Text Retrieval Systems, Inc., pursuant to the sale of our former subsidiary in February, 1998, and (3) issue 4,305,566 shares of our common stock to Mr. Read. The royalty payment is on each subscription of Text Retrieval Systems, Inc.’s HR Comply product and will continue until such time as a total royalty of $1,500,000 has been paid.

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

On January 5, 2005, Margot Hutchinson, an individual, sold 20,139,245 shares of our common stock to Lalita Janke for $50,000. The 20,139,245 shares constitute approximately forty percent (40%) of the issued and outstanding shares of our common stock, and accordingly, a change in control of our company had occurred. Ms. Janke is the mother of Ash Mascarenhas, our President, Chief Financial Officer and Secretary, and the controlling shareholder of Loyola Holdings, Inc., the other controlling stockholder of our company.

We had nominal revenues from operations during the fiscal years ended December 31, 2004 and December 31, 2003 from royalty income under a royalty stream from Text Retrieval Systems, Inc. We assigned this royalty stream to Mr. Read on August 31, 2004. The accompanying financial statements have been prepared assuming that we will continue as a going concern.

Plan of Operations

We are currently seeking potential acquisition targets. To date, we have reviewed and evaluated a number of business ventures for possible acquisition. However, we do not have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. We continue to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. We anticipate that our majority stockholders, affiliates, and consultants will provide us with sufficient capital to continue operations until the end of the year 2005, but there can be no assurance that this expectation will be fully realized.

We currently do not have any plans for the purchase or sale of any plant or equipment. We also do not have any plans to hire any additional employees.

Liquidity and Capital Resources

We have financed our capital requirements through debt financing and issuance of equity securities. Our working capital deficit at December 31, 2004 was $54,846. We had no cash as of December 31, 2004.
We used $123,281 of net cash in operating activities for the year ended December 31, 2004 compared to using $9 in the year ended December 31, 2003. Cash used in operating activities for the year ended December 31, 2004 was mainly due to a net loss of $125,996, gain on forgiveness of debt of $11,523, decreases in payables to related parties of $28,598, decreases in accrued liabilities of $9,323, and decreases in accrued compensation of $22,500. These were offset by non-cash charges of $29,000 of contributed services by officers and directors, $11,840 in common stock issued for services rendered, and $31,819 in increases in accounts payable.

Net cash flows provided by financing activities were $123,259 for the year ended December 31, 2004, compared to no net cash used in financing activities in the year ended December 31, 2003. This increase in net cash provided by financing activities is due to proceeds from stock issuances of $110,000 and proceeds on notes payable of $13,259.

We currently have limited working capital with which to satisfy our cash requirements, and we will require additional capital in order to conduct operations. We anticipate that we will require at least $500,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities we elect to pursue. In order to obtain the necessary working capital, we intend to continue to seek private equity financing, debt financing, or loans from our affiliates in 2005. Such financing may not be available to us, when and if needed, on acceptable terms or at all. In the event that we are unable to obtain such financing, management may provide additional financing for us. We intend to retain any future earnings to finance the expansion of its business and any necessary capital expenditures, and for general corporate purposes.

Item 7. Financial Statements

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2004

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Tradequest International, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Tradequest International, Inc. (a Development Stage Company) as of December 31, 2004 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and from inception of the development stage on January 1, 2001 to December 31, 2004. These statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. And audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tradequest International, Inc. (a Development Stage Company) as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and from inception of the development stage on January 1, 2001 to December 31, 2004 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recent losses from operations, has a deficit in working capital and a stockholders’ deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
May 19, 2005

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheet

December 31,
2004

CURRENT ASSETS

Cash	$-

Total Current Assets	-

TOTAL ASSETS	$-

CURRENT LIABILITIES

Accounts payable	24,087
Accrued liability (Note 3)	17,500
Notes payable-related parties (Note 4)	13,259

Total Current Liabilities	54,846

TOTAL LIABILITIES	54,846

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock; authorized 50,000,000 common shares
at no par value; 49,996,546 shares issued;49,996,000 shares
outstanding at December 31, 2004	15,109,108
Treasury stock (546 shares)	(1,112)
Additional paid in capital	29,000
Deficit accumulated prior to development stage	(12,335,790)
Deficit accumulated during development stage	(2,856,052)

Total Stockholders’ Equity (Deficit)	(54,846)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-

The accompanying notes are an integral part of these financial statements.

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations
			From
			Inception of the
			Development Stage on January , 2001
	For the Years Ended December 31,		Through December 31,
	2004	2003	2004

REVENUE

Royalty Income	$14,342	$16,981	$73,927

Total Revenue	14,342	16,981	73,927

OPERATING EXPENSES

Consulting fees	57,787	20,000	2,656,913
Professional fees	24,000	14,555	83,939
Legal settlement	-	-	87,500
Officer Compensation	27,642	22,500	50,142
General and administrative	40,405	5,316	58,820

Total Operating Expenses	149,834	62,371	2,937,314

LOSS FROM OPERATIONS	(135,492)	(45,390)	(2,863,387)

OTHER INCOME (EXPENSE)

Gain on forgiveness of debt	11,523	2,579	14,102
Interest expense	(27)	(2,386)	(6,779)
Interest income	-	-	12

Total Other Income (Expense)	11,496	193	7,335

LOSS BEFORE INCOME TAX	(123,996)	(45,197)	(2,856,052)

Income tax	-	-	-

NET LOSS	$(123,996)	$(45,197)	$(2,856,052)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	25,263,791	5,411,954

The accompanying notes are an integral part of these financial statements.

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Additional
	Common	Stock	Treasury	Paid in	Accumulated
	Shares	Amount	Stock	Capital	Deficit

Balance, December 31, 2000	1,465,646	$12,345,427	$(6,112)	$-	$(12,335,790)

Treasury stock cancelled	(100)	(5,000)	5,000	-	-

Common stock issued for
reorganization agreement	1,611,954	2,579,126	-	-	-

Net loss for the year ended
December 31, 2001	-	-	-	-	(2,586,106)

Balance, December 31, 2001	3,077,500	14,919,553	(1,112)	-	(14,921,896)

Common stock issued for
settlement agreement	2,335,000	67,715	-	-	-

Net loss for the year ended
December 31, 2002	-	-	-	-	(100,753)

Balance, December 31, 2002	5,412,500	14,987,268	(1,112)	-	(15,022,649)

Net loss for the year ended
December 31, 2003	-	-	-	-	(45,197)

Balance, December 31, 2003	5,412,500	14,987,268	(1,112)	-	(15,067,846)

Common stock issued for
Cash	40,278,490	110,000	-	-	-

Common stock issued for
services	4,305,556	11,840	-	-	-

Contributed services by officers
and directors	-	-	-	29,000-

Net loss for the year ended
December 31, 2004	-	-	-	-	(123,996)

Balance, December 31, 2004	49,996,546	$15,109,108	$(1,112)	$29,000	$(15,191,842)

Deficit accumulated prior to the development stage					(12,335,790)
Deficit accumulated during the development stage					(2,856,052)

Total Accumulated Deficit					$(15,191,842)

The accompanying notes are an integral part of these financial statements.6

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
			From
			Inception of the
			Development
			Stage on
			January 1, 2001
	For the Years Ended December 31		Through, December 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(123,996)	$(45,197)	$(2,856,052)
Adjustments to reconcile net loss to cash used
by operations:
Common stock issued for legal settlement	-	-	67,715
Contributed services by officers and directors	29,000	-	29,000
Common stock issued for services	11,840	-	2,590,966
Gain on forgiveness of debt	(11,523)	(2,579)	(14,102)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	31,819	(353)	38,189
Increase (decrease) in payable - related party	(28,598)	23,598	-
Increase (decrease) in accrued liabilities	(9,323)	2,022	17,500
Increase (decrease) in accrued compensation	(22,500)	22,500	-

Net Cash Used by Operating Activities	(123,281)	(9)	(126,784)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	110,000	-	110,000
Proceeds from note payables	13,259	-	13,259
Cash received for reorganization agreement	-	-	250,000
Payment of reorganization agreement deposit	-	-	(250,000)

Net Cash Provided by Financing Activities	123,259	-	123,259

NET DECREASE IN CASH	(22)	(9)	(3,525)

CASH AT BEGINNING OF PERIOD	22	31	3,525

CASH AT END OF PERIOD	$-	$22	$-

CASH PAID DURING THE PERIOD FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for legal settlement	$-	$67,715	$67,715
Common stock issued for services	$11,840	$-	$2,590,966
Contributed services	$29,000	$-	$29,000

The accompanying notes are an integral part of these financial statements.7

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The financial statements presented are those of Tradequest International, Inc., (a development stage company) (the Company). The Company was incorporated in the State of Mississippi on August 8, 1966 as Modern Dixie Corporation, for the purpose of seeking business opportunities by mergers, acquisitions and/or asset purchases. The Company changed its name various times. On April 4, 2001, the Company’s name was changed to Tradequest International, Inc.

On January 1, 2001, the Company reentered the development stage and is considered a development stage company as defined by SFAS No. 7.

b. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has selected a December 31 year-end.

c. Cash and Cash Equivalents

For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

d.  Estimates

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

e. Revenue Recognition

The Company currently has no source of revenues, however during the year the Company received royalty revenue. Revenue recognition policies will be determined when principal operations begin. The Company recorded the royalty revenue when cash was received. During the year the royalty revenue was sold off as part of the Release and Indemnity Agreement.

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding.

	For the Years Ended December 31,
	2004	2003

Loss (numerator)	$(123,996)	$(45,197)
Shares (denominator)	25,263,791	5,411,954

Per share amount	$(0.01)	$(0.01)

g. Provision for Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carry forwards, and tax credits. Determining the valuation allowance requires significant management judgments and assumptions which will reduce deferred tax assets when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

	2004	2003

Deferred tax assets:
NOL carryover	$3,104,178	$3,045,640
Contributed carryover	861,570	861,570

Deferred tax liabilities:	-	-

Valuation allowance	(3,965,748)	(3,907,210)

Net deferred tax assets	$-	$-

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Provision for Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

	2004	2003

Book income	$(48,358)	$(39,330)
Related party	(10,140)	10,140
Other	(40)	(40)
Valuation allowance	58,538	7,526

	$-	$-

At December 31, 2004, the Company had net operating loss carryforwards of approximately $7,959,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

h. Newly Issued Accounting Pronouncements

During the year ended December 31, 2004, the Company adopted the following accounting pronouncements:

SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) “Share-based payment”. SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Newly Issued Accounting Pronouncements (continued)

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity” which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

SFAS No. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs”. SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS 153) “Exchange of Non-monetary assets”. This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company’s financial position or results of operations.

i. Reclassification of Prior Year Balances

The classification of certain balances within the financial statements for the year ended December 31, 2003 have been changed to be consistent with the classification of the financial statements for the year ended December 31, 2004.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 2 - GOING CONCERN (Continued)

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

NOTE 3 - DEBT RESTRUCTURING

During the six months ended June 30, 2004, American Capital Partners Limited, Inc. ("ACP") assumed and settled for $17,500 the judgment that Uintah Mountain Ranchers, Inc. had been awarded against the Company. The Company realized a gain of $9,323 on this debt restructuring and liability to ACP in the amount of $17,500. The Company is accruing interest at 12% on the outstanding balance owed to ACP. ACP and the Company are unrelated parties.

NOTE 4 - NOTES PAYABLE-RELATED PARTIES

The Company issued Convertible Promissory Notes to two Company shareholders in the amounts of $10,000 and $3,235, due on demand. The promissory notes accrue interest at 12% per annum and are convertible at $0.09 per share. As of December 31, 2004 no note payable conversions took place.  As of December 31, 2004 and the date of this report the Company did not have enough authorized shares available in case of conversion of these notes. Until the Company has adequate shares available to convert the debt the debt cannot be converted.

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 5 - CHANGE IN OWNERSHIP

During August 2004 the Company; Loyola Holdings, Inc., a Nevada corporation ("Loyola"); and Margot Hutchinson, an individual, ("Hutchinson") entered into a stock purchase agreement whereby the Company issued to Loyola and Hutchinson, collectively, 40,278,490 shares of its no par common stock in exchange for $110,000 cash, collectively, from Loyola and Hutchinson. The Company used the cash as follows: $35,031 to settle in full related party accounts payable as of December 31, 2004; $44,333 to settle in full accrued officer compensation as of December 31, 2004; and $30,636 to compensate its (now former) President for the consulting services he provided relative to the stock purchase agreement. As of December 31, 2004 Loyola and Hutchinson, collectively, owned over ninety percent of the common stock issued and outstanding.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.
PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Executive Officer and Directors

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

Ashvin Mascarenhas	35	Chairman of the Board, President, CFO and Secretary

Ashvin Mascarenhas is the Chairman of the Board of Directors and our President, Chief Financial Officer and Secretary. At the end of 2003, Mr. Mascarenhas founded Loyola Holdings, Inc., a private holding company, and Loyola Financial Services, Inc., a private consulting company, and he is currently the principal owner and operator of each of these companies. From 2002 to 2003, Mr. Mascarenhas was a consultant for Alexander & Wade, Inc., a private investment banking consulting company located in San Diego, California. From 2001 to 2002, Mr. Mascarenhas provided corporate finance and sales consulting services to Cybertel Communications Corp., a publicly traded telecommunications company located in La Mirada, California. During that period, he also consulted for Cybervest, Inc., a brokerage firm in Ft. Lauderdale, Florida, implementing its insurance and financial planning division. From 1998 to 2001, Mr. Mascarenhas was the Vice President of Sales and Marketing for America’s Health Choice Medical Plans, Inc., a privately held managed healthcare company located in Vero Beach, Florida.

Audit Committee

We do not have an audit committee at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2004, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis, except that Ashvin Mascarenhas, Loyola Holdings, Inc., Margot Hutchinson, and Lolita Janke did not timely file an initial Form 3 reporting its beneficial ownership, and Margot Hutchinson did not timely file a Form 4 reporting the sale of her shares to Lolita Janke.

Code of Ethics

We have not adopted a code of ethics that applies to our officers and employees because we have no significant operations. The board of directors is at present comprised of management. Furthermore, our sole officer and director, Ash Mascarenhas, holds a controlling interest in the company. Consequently, the board believes there is no reason at this stage in the company’s development to adopt a code of ethics. We intend that upon acquiring or commencing significant operations, we will adopt an appropriate code of ethics.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2004, December 31, 2003, and December 31, 2002.

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Ash Mascarenhas	2004	-0-	-0-	$5,142 (1)	-0-	------	-0-
President, Chief	2003	-0-	-0-	-0-	-0-	------	-0-
Financial Officer,	2002	-0-	-0-	-0-	-0-	------	-0-
Secretary

Randall K. Read	2004	$22,500	-0-	-0-	-0-	------	$877,500 (2)
Former President	2003	$16,500	-0-	$3,500 (3)	-0-	------	-0-
	2002	$20,920	-0-	$5,000 (3)	-0-	------	-0-

Peter Johnson	2004	-0-	-0-	-0-	-0-	------	-0-
Former Chief	2003	$7,500 (3)	-0-	-0-	-0-	------	-0-
Executive Officer	2002	-0-	-0-	-0-	-0-	------	-0-

(1)	This amount reflects reimbursement by us of legal fees incurred by Mr. Mascarenhas.
(2)	This amount reflects $102,500 in cash and 4,305,556 shares of our common stock paid to Mr. Read under a release and indemnity agreement.
(3)  These amounts were accrued in the years indicated but paid in subsequent years.

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

As of the year ended December 31, 2004, we do not have any employment agreements with any of our officer or employees.

 Compensation of Directors

Our directors not compensated. We may reimburse expenses of directors incurred with performance of their duties as directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 10, 2005 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Loyola Holdings, Inc. (1)	20,139,245 (2)	40.3%
Ashvin Mascarenhas (1)	20,139,245 (2)	40.3%
Lolita Janke (3)	20,139,245	40.3%
Randall K. Read (4)	7,405,556	14.8%

All directors and officers as a group	20,139,245	40.3%

(1)           The address is 2510 N. Green Valley, Suite 110D, Henderson, Nevada 89014.

(2)	Mr. Mascarenhas is the controlling stockholder of Loyola Holdings, Inc. and has voting and investment control over these shares.

(3)           The address is 1175 South U.S. Highway 1, Vero Beach, FL 32962.

(4)	The address is 6141 South, 2300 East, Salt Lake City, Utah 84121.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

Item 12. Certain Relationships and Related Transactions.

On August 31, 2004, we entered into a Stock Purchase Agreement with Loyola Holdings, Inc., a Nevada corporation, Margot Hutchinson, an individual, and Randall K. Read, an individual and our former controlling stockholder. Pursuant to the terms of the agreement, we issued an aggregate of 40,278,490 shares of our common stock to Loyola Holdings, Inc. and Margot Hutchinson for a purchase price of U.S. $0.002731 per share, or an aggregate of $110,000.00. We issued 20,139,245 shares to Loyola Holdings, Inc. and 20,139,245 shares to Margot Hutchinson.

As of the date of the agreement, we were authorized to issue 50,000,000 shares of common stock of which, 5,414,954 shares were issued and outstanding. The 40,278,490 shares constitute approximately eighty percent (80%) of the issued and outstanding shares of our common stock. .Accordingly, with the closing of the agreement, a change in control of our company had occurred.

Pursuant to the agreement, we also entered into a Release and Indemnity Agreement with Randall K. Read whereby Mr. Read agreed to release and indemnify us against all claims Mr. Read may have against us. Mr. Read further agreed to indemnify us and hold us and the purchasers harmless in respect of any and all claims, demands, actions, causes of action, damages, losses, costs, liabilities or expenses that existed, or is based on any action or inaction that occurred, prior to August 31, 2004. In consideration for Mr. Read’s release and indemnification, we agreed to (1) pay Mr. Read cash in the amount of $102,500.00, (2) assign to Mr. Read all right, title, and interest and royalty income from Text Retrieval Systems, Inc., pursuant to the sale of our former subsidiary in February, 1998, and (3) issue 4,305,566 shares of our common stock to Mr. Read. The royalty payment is on each subscription of Text Retrieval Systems, Inc.’s HR Comply product and will continue until such time as a total royalty of $1,500,000 has been paid.

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

Item 13. Exhibits.

Exhibit No.	Description

2.1
Agreement and Plan of Reorganization with Tradequest, Inc. dated November 27, 2001. Filed as Exhibit 2(9) to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.

2.2
Memorandum Agreement Extending Closing of Tradequest, Inc. Reorganization dated March 3, 2001. Filed as Exhibit 2(10) to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.

2.3
Closing Memorandum of Tradequest, Inc. Reorganization Agreement dated April 23, 2001. Filed as Exhibit 2(11) to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.

3.1	Articles of Incorporation as amended and restated. Filed as Exhibit 3(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1985 and incorporated herein by reference.

3.2	Bylaws, as amended. Filed as Exhibit 3(b) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.

3.3
Articles of Amendment to the Articles of Incorporation of Dixie National Corporation (May 23, 1986). Filed as Exhibit 3(a)(2) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

3.4
Articles of Amendment to the Articles of Incorporation of Dixie National Corporation (January 24, 1995). Filed as Exhibit 3(a)(2) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

3.5	Amendment to Article III of Bylaws (January 24, 1996). Filed as Exhibit 3(b)(1) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

3.6	Amendment to Article IV of Bylaws (March 24, 1996). Filed as Exhibit 3(b)(2) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

3.7	Amended Bylaws at Article III (September 26, 1996). Filed as Exhibit 3(b)(3) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

3.8
Articles of Amendment to the Articles of Incorporation (April 4, 2001). Filed as Exhibit 3(a)(4) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.1	Settlement Agreement dated September 19, 2002. Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on June 26, 2003 and incorporated herein by reference.

10.2
Stock Purchase Agreement by and between Loyola Holdings, Inc., Margot Hutchinson, Tradequest International, Inc., and Randy Read, dated as of August 31, 2004. Filed as Exhibit 2.1 to our Current Report on Form 8-K filed on September 9, 2004 and incorporated herein by reference.

10.3
Release and Indemnity Agreement by and between Tradequest International, Inc. and Randall K. Read, dated as of August 31, 2004. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 9, 2004 and incorporated herein by reference.

31.1	Certification of Ash Mascarenhas pursuant to Rule 13a-14(a).

32.1	Certification of Ash Mascarenhas pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected HJ Associates & Consultants, LLP, independent auditors, as our auditors for the year ended December 31, 2004.

Audit Fees

HJ Associates & Consultants, LLP has been our principal accountant for the past two years.  HJ Associates & Consultants, LLP billed us $6,500 in fees for our annual audit for the year ended December 31, 2004, and $3,416 in fees for the review of our quarterly financial statements for period from January 1, 2004 through September 30, 2004.  HJ Associates & Consultants, LLP also billed us $7,800 in fees for our annual audit and review of our quarterly financial statements for the year ended December 31, 2003.

Audit-Related Fees

 We did not pay any fees to HJ Associates & Consultants, LLP for assurance and related services that are not reported under Audit Fees above in 2004 or 2003.

Tax and Other Fees

We did not pay any fees to HJ Associates & Consultants, LLP for tax compliance, tax advice, tax planning or other work during our fiscal year ending September 30, 2004.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by HJ Associates & Consultants, LLP and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2004 and for the year then ended, none of the hours expended on HJ Associates & Consultants, LLP’s engagement to audit those financial statements were attributed to work by persons other than HJ Associates & Consultants, LLP’s full-time, permanent employees.

With respect to the review of our quarterly financial statements for the year ended December31, 2004, none of the hours expended on HJ Associates & Consultants, LLP’s engagement to review those financial statements were attributed to work by persons other than HJ Associates & Consultants, LLP’s full-time, permanent employees.
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRADEQUEST INTERNATIONAL, INC.

By: /s/ Ash Mascarenhas
Ash Mascarenhas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures     Title      Date

/s/ Ash Mascarenhas  President, Chief Financial    June 15, 2005
Ash Mascarenhas   Officer, Secretary, Chairman
of the Board