Form 10QSB
period 2005-03-31
TRADEQUEST INTERNATIONAL INC
filed 2005-06-22
CIK 29322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-QSB
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

As of June 17, 2005, 49,996,556 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes   No   X

13

PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

13

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	March 31, 2005	December 31, 2004
	--------------	--------------
	(unaudited)
CURRENT ASSETS

Cash	$--	$--
	--------------	--------------
Total Current Assets	--	--
	---------	--------------
TOTAL ASSETS	$--	$--
	=========	=========
CURRENT LIABILITIES
Accounts payable	$30,195	$24,087
Accured liability	17,500	17,500
Notes payable - related party (Note 3)	16,457	13,259
	------------	--------------
Total Current Liabilities	64,152	54,846
	--------------	--------------
Total Liabilities	64,152	54,846
	--------------	--------------

STOCKHOLDERS’S EQUITY (DEFICIT)
Common stock; authorized 50,000,000 common shares
at no par value; 49,996,546 shares issued; 49,996,000
shares outstanding at March 31, 2005	15,109,108	15,109,108
Additional Paid-In Capital	41,000	29,000
Treasury stock (546 shares) (at cost)	(1,112)	(1,112)
Deficit Accumulated prior to development stage	(12,335,790)	(12,335,790)
Deficit Accumulated during the development stage	(2,877,358)	(2,856,052)
	--------------	--------------
Total Stockholders’ Equity (Deficit)	(64,152)	(54,846)
	--------------	--------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-
	=========	=========

The accompanying notes are an integral part of these financial statements.

13

TRADEQUEST INTERNATIONAL, INC.
Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,		From Inception of the Development Stage on Jan 1, 2001 - Mar. 31, 2005
	--------------------------------
	2005	2004
	-----------	-----------	------------------
REVENUE
Royalty Income	$--	$3,623	$73,927
	-----------	-----------	-----------
Total Revenue	--	3,623	73,927
	-----------	-----------	-----------
OPERATING EXPENSES
Consulting fees	--	5,000	2,656,913
Professional fees	17,869	3,253	101,809
Legal settlement	-	--	87,500
Officer Compensation	-	7,500	50,142
General and administrative	3,000	1,057	61,820
	-----------	-----------	-----------
Total Operating Expenses	20,869	16,810	2,958,184
	-----------	-----------	-----------

LOSS FROM OPERATIONS	(20,869)	(13,187)	(2,884,257)
	-----------	-----------	-----------

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	9,323	14,102
Interest expense	(437)	(3)	(7,215)
Interest income	--	--	12
	-----------	-----------	-----------
Total Other Income (Expense)	(437)	9,320	6,899
	-----------	-----------	-----------

LOSS BEFORE INCOME TAX	(21,306)	(3,867)	(2,877,358)

Income tax	--	--	--
	-----------	-----------	-----------
NET LOSS	$(21,306)	$(3,867)	$(2,877,358)
	========	=========	===========

BASIC LOSS PER SHARE	$(0.00)	$(0.00)
	========	========

WEIGHTED AVERAGE SHARES
OUTSTANDING	49,996,000	5,411,954
	=========	=======

The accompanying notes are an integral part of these financial statements.TRADEQUEST INTERNATIONAL, INC.

13

(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception of the Development Stage on January 1, 2001 Through March 31, 2005

	For the Three Months Ended March 31,
	-----------------------------------
	2005	2004	2005
	----------	-----------	--------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,306)	$(3,867)	$(2,877,358)
Adjustments to reconcile net loss to
cash provided (used) by operations:
Common stock issued for legal settlement	--	--	67,715
Contributed services by officers and directors	12,000	--	41,000
Common stock issued for services	--	--	2,590,966
Gain on forgiveness of debt	--	(9,323)	(14,102)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	6,108	1,809	44,297
Increase in payable - related party	3,198	3,901	3,198
Increase in accrued liabilities	--	--	17,500
Increase in accrued compensation	--	7,500	--
	---------	-----------	-----------
Net Cash Provided (Used) by Operating Activities	--	20	(126,784)
	---------	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES	--	--	--
	---------	-----------	-----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	--	--	110,000
Proceeds from note payables	--	--	13,259
	---------	-----------	-----------
Net Cash Provided by Financing Activities	--	--	123,259
	---------	-----------	-----------
NET INCREASE (DECREASE) IN CASH	--	20	(3,525)

CASH AT BEGINNING OF PERIOD	--	22	3,525
	---------	-----------	-----------
CASH AT END OF PERIOD	$--	$42	$--
	=======	=======	=========
CASH PAID DURING THE PERIOD FOR:
Interest	$--	$--	$--
Income taxes	--	--	--

NON-CASH FINANCING ACTIVITIES:
Common stock issued for legal settlement	$--	$--	$67,715
Common stock issued for services	$--	$--	$2,590,966
Contributed services	$12,000	$-	$41,000

The accompanying notes are an integral part of these financial statements.

13

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

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

NOTE 3- RELATED PARTY TRANSACTIONS

During the Quarter ended March 31, 2005, the Company issued convertible promissory notes to Company shareholders in the amounts of $2,761, due on demand. The promissory notes accrue interest at 12% per annum and are convertible at $0.09 per share. As of March 31, 2005 notes payable totaled $16,457 that includes interest of $436 and no conversions took place. As of March 31, 2005 and the date of this report the Company did not have enough authorized shares available in case of conversion of these notes. Until the Company has adequate shares available to convert the debt the debt cannot be converted.

Total contributed services of $12,000 comprised of $9,000 for officers and $3,000 for office space.

13

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited consolidated condensed financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,”“will,”“should,”“expects,”“anticipates,”“estimates,”“believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Liquidity and Capital Resources

We have financed our capital requirements through debt financing. Our working capital deficit at March 31, 2005 was $64,152. We had no cash as of March 31, 2005.
During the three months ended March 31, 2005, net cash was not used in operating activities compared to providing $20 in the three months ended March 31, 2004. Cash used in operating activities for the three months ended March 31, 2005 was mainly due to a net loss of $21,306, offset in increase in payables through related parties of $3198 increase in accounts payable of $6,108. Additionally there were non-cash charges of $12,000 of contributed services by officers and directors.

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

ITEM 3 - CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner.

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

13

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES

(a) None.

(b) None.

(c) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

(a)	None.

(b) None.

ITEM 6 - EXHIBITS

                                                                 EXHIBIT A
CERTIFICATION

I, Ash Mascarenhas, certify the following:

1.	I have reviewed this quarterly report on Form 10-QSB of Tradequest International, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Tradequest International, Inc. as of, and for, the periods presented in this quarterly report;

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Tradequest International, Inc. and I have done the following:

a.
designed such disclosure controls and procedures to ensure that material information relating to Tradequest International, Inc. is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of Tradequest International, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to Tradequest International, Inc.’s auditors and the audit committee of Tradequest International, Inc.’s board of directors:

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect Tradequest International, Inc.’s ability to record, process, summarize and report financial data and have identified for Tradequest International, Inc.’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in Tradequest International, Inc.’s internal controls; and

6.
I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 20, 2005	/s/ Ash Mascarenhas Ash Mascarenhas President (Principal Executive Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tradequest International, Inc., a Nevada corporation, (the “Company”) on Form 10-QSB for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ash Mascarenhas, Chief Executive Officer of the Company, certify the following pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ash Mascarenhas
Ash Mascarenhas,
Chief Executive Officer and
Chief Financial Officer
June 20, 2005

Item No.	Description	Method of Filing
2.1	Agreement and Plan of Reorganization with Tradequest, Inc. dated November 27, 2001.	Filed as Exhibit 2(9) to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.
2.2	Memorandum Agreement Extending Closing of Tradequest, Inc. Reorganization dated March 3, 2001.	Filed as Exhibit 2(10) to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.
2.3	Closing Memorandum of Tradequest, Inc. Reorganization Agreement dated April 23, 2001.	Filed as Exhibit 2(11) to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.
3.1	Articles of Incorporation as amended and restated.	Filed as Exhibit 3(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1985 and incorporated herein by reference.
3.2	Bylaws, as amended.	Filed as Exhibit 3(b) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.
3.3	Articles of Amendment to the Articles of Incorporation of Dixie National Corporation (May 23, 1986).	Filed as Exhibit 3(a)(2) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
3.4	Articles of Amendment to the Articles of Incorporation of Dixie National Corporation (January 24, 1995).	Filed as Exhibit 3(a)(2) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
3.5	Amendment to Article III of Bylaws (January 24, 1996).	Filed as Exhibit 3(b)(1) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
3.6	Amendment to Article IV of Bylaws (March 24, 1996).	Filed as Exhibit 3(b)(2) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
3.7	Amended Bylaws at Article III (September 26, 1996).	Filed as Exhibit 3(b)(3) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
3.8	Articles of Amendment to the Articles of Incorporation (April 4, 2001).	Filed as Exhibit 3(a)(4) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
10.1	Settlement Agreement dated September 19, 2002.	Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on June 26, 2003 and incorporated herein by reference.
10.2	Stock Purchase Agreement by and between Loyola Holdings, Inc., Margot Hutchinson, Tradequest International, Inc., and Randy Read, dated as of August 31, 2004.	Filed as Exhibit 2.1 to our Current Report on Form 8-K filed on September 9, 2004 and incorporated herein by reference.
10.3	Release and Indemnity Agreement by and between Tradequest International, Inc. and Randall K. Read, dated as of August 31, 2004.	Filed as Exhibit 10.1 to Form 8-K filed with the Commission on September 9, 2004 and incorporated herein by reference
31	Certification of Ash Mascarenhas pursuant to Rule 13a-14(a)	Filed electronically herewith.
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADEQUEST INTERNATIONAL, INC.

June 20, 2005     /s/ Ash Mascarenhas
__________________________________________
Ash Mascarenhas
President, Chief Financial Officer and Secretary