Form 10QSB/A
period 2005-03-31
TRADEQUEST INTERNATIONAL INC
filed 2005-06-23
CIK 29322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-QSB/A
(Mark One)
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

TRADEQUEST INTERNATIONAL, INC.
Statements of Operations
(Unaudited)
			From Inception of
			the Development
	For the three months Ended		Stage on Jan1,
	March 31,		2001-Mar.31,
	2005	2004	2005
REVENUE
Royalty Income	$--	$3,623	$73,927
	-----------	-----------	-----------
Total Revenue	--	3,623	73,927
	-----------	-----------	-----------
OPERATING EXPENSES
Consulting fees	--	5,000	2,656,913
Professional fees	17,869	3,253	101,809
Legal settlement	-	--	87,500
Officer Compensation	-	7,500	50,142
General and administrative	3,000	1,057	61,820
	-----------	-----------	-----------
Total Operating Expenses	20,869	16,810	2,958,184
	-----------	-----------	-----------

LOSS FROM OPERATIONS	(20,869)	(13,187)	(2,884,257)
	-----------	-----------	-----------

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	9,323	14,102
Interest expense	(437)	(3)	(7,215)
Interest income	--	--	12
	-----------	-----------	-----------
Total Other Income (Expense)	(437)	9,320	6,899
	-----------	-----------	-----------

LOSS BEFORE INCOME TAX	(21,306)	(3,867)	(2,877,358)

Income tax	--	--	--
	-----------	-----------	-----------
NET LOSS	$(21,306)	$(3,867)	$(2,877,358)
	========	=========	===========

BASIC LOSS PER SHARE	$(0.00)	$(0.00)
	========	========

WEIGHTED AVERAGE SHARES
OUTSTANDING	49,996,000	5,411,954
	=======	=======

The accompanying notes are an integral part of these financial statements.

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		From Inception of the Development Stage on January 1, 2001 Through March 31,
	2005	2004	2005
	----------	-----------	--------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,306)	$(3,867)	$(2,877,358)
Adjustments to reconcile net loss to
cash provided (used) by operations:
Common stock issued for legal settlement	--	--	67,715
Contributed services by officers and directors	12,000	--	41,000
Common stock issued for services	--	--	2,590,966
Gain on forgiveness of debt	--	(9,323)	(14,102)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	6,108	1,809	44,297
Increase in payable - related party	3,198	3,901	3,198
Increase in accrued liabilities	--	--	17,500
Increase in accrued compensation	--	7,500	--
	---------	-----------	-----------
Net Cash Provided (Used) by Operating Activities	--	20	(126,784)
	---------	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES	--	--	--
	---------	-----------	-----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	--	--	110,000
Proceeds from note payables	--	--	13,259
	---------	-----------	-----------
Net Cash Provided by Financing Activities	--	--	123,259
	---------	-----------	-----------
NET INCREASE (DECREASE) IN CASH	--	20	(3,525)

CASH AT BEGINNING OF PERIOD	--	22	3,525
	---------	-----------	-----------
CASH AT END OF PERIOD	$--	$42	$--
	=======	=======	=========
CASH PAID DURING THE PERIOD FOR:
Interest	$--	$--	$--
Income taxes	--	--	--

NON-CASH FINANCING ACTIVITIES:
Common stock issued for legal settlement	$--	$--	$67,715
Common stock issued for services	$--	$--	$2,590,966
Contributed services	$12,000	$-	$41,000

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

Total contributed services of $12,000 comprised of $9,000 for officers and $3,000 for office space

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES

(a) None.

(b) None.

(c) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

(a)	None.

(b) None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
2.1	Agreement and Plan of Reorganization with Tradequest, Inc. dated November 27, 2001.	Filed as Exhibit 2(9) to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.
2.2	Memorandum Agreement Extending Closing of Tradequest, Inc. Reorganization dated March 3, 2001.	Filed as Exhibit 2(10) to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.
2.3	Closing Memorandum of Tradequest, Inc. Reorganization Agreement dated April 23, 2001.	Filed as Exhibit 2(11) to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.
3.1	Articles of Incorporation as amended and restated.	Filed as Exhibit 3(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1985 and incorporated herein by reference.
3.2	Bylaws, as amended.	Filed as Exhibit 3(b) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.
3.3	Articles of Amendment to the Articles of Incorporation of Dixie National Corporation (May 23, 1986).	Filed as Exhibit 3(a)(2) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
3.4	Articles of Amendment to the Articles of Incorporation of Dixie National Corporation (January 24, 1995).	Filed as Exhibit 3(a)(2) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
3.5	Amendment to Article III of Bylaws (January 24, 1996).	Filed as Exhibit 3(b)(1) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
3.6	Amendment to Article IV of Bylaws (March 24, 1996).	Filed as Exhibit 3(b)(2) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
3.7	Amended Bylaws at Article III (September 26, 1996).	Filed as Exhibit 3(b)(3) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
3.8	Articles of Amendment to the Articles of Incorporation (April 4, 2001).	Filed as Exhibit 3(a)(4) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
10.1	Settlement Agreement dated September 19, 2002.	Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on June 26, 2003 and incorporated herein by reference.
10.2	Stock Purchase Agreement by and between Loyola Holdings, Inc., Margot Hutchinson, Tradequest International, Inc., and Randy Read, dated as of August 31, 2004.	Filed as Exhibit 2.1 to our Current Report on Form 8-K filed on September 9, 2004 and incorporated herein by reference.
10.3	Release and Indemnity Agreement by and between Tradequest International, Inc. and Randall K. Read, dated as of August 31, 2004.	Filed as Exhibit 10.1 to Form 8-K filed with the Commission on September 9, 2004 and incorporated herein by reference
31.1	Certification of Ash Mascarenhas pursuant to Rule 13a-14(a)	Filed electronically herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADEQUEST INTERNATIONAL, INC.

June 23, 2005                                                                          /s/ Ash Mascarenhas
__________________________________________
Ash Mascarenhas
President, Chief Financial Officer and Secretary