Form 10QSB
period 2005-06-30
TRADEQUEST INTERNATIONAL INC
filed 2005-08-22
CIK 29322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 0-27609

TRADEQUEST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	64-0440887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of August 16, 2005, 49,996,556 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes   No   X

PART 1: FINANCIAL INFORMATION
ITEM 1 - CONDENSED FINANCIAL STATEMENTS
TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets
	June 30, 2005	December 31, 2004
	--------------	--------------
	(unaudited)
CURRENT ASSETS
	--------------	--------------
Total Current Assets	--	--
	--------------	--------------
TOTAL ASSETS	$--	$--
	=========	=========
CURRENT LIABILITIES
Accounts payable	$44,455	$24,087
Accured liability	17,500	17,500
Notes payable-related party (Note3)	23,118	13,259
	--------------	--------------
Total Current Liabilities	85,073	54,846
	--------------	--------------
Total Liabilities	85,073	54,846
	--------------	--------------

STOCKHOLDERS’S EQUITY (DEFICIT)
Common stock; authorized 50,000,000 common shares
at no par value; 49,996,546 shares issued; 49,996,000
shares outstanding at June 30, 2005	15,109,108	15,109,108
Additional Paid-In Capital	53,000	29,000
Treasury stock (546 shares) (at cost)	(1,112)	(1,112)
Deficit Accumulated prior to development stage	(12,335,790)	(12,335,790)
Deficit Accumulated during the development stage	(2,910,279)	(2,856,052)
	--------------	--------------
Total Stockholders’ Equity (Deficit)	(85,073)	(54,846)
	--------------	--------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$--	$--
	=========	=========

The accompanying notes are an integral part of these financial statements.

TRADEQUEST INTERNATIONAL, INC.
Statements of Operations
(A Development Stage Company)
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30		From Inception of the Development Stage on Jan 1, 2001 - June 30,
	2005	2004	2005	2004	2005

	-----------	-----------	-----------	-----------	------------------
REVENUE
Royalty Income	$--	$9,114	$--	$5,491	$73,927
	-----------	-----------	-----------	-----------	-----------
Total Revenue	--	9,114	--	5,491	73,927
	-----------	-----------	-----------	-----------	-----------
OPERATING EXPENSES
Consulting fees	--	10,000	--	5,000	2,656,913
Professional fees	37,666	3,253	19,797	--	121,606
Legal settlement	--	--	--	--	87,500
Officer Compensation	9,000	15,000	9,000	7,500	59,142
General and administrative	6,477	6,026	3,477	4,969	65,297
	-----------	-----------	-----------	-----------	-----------
Total Operating Expenses	53,143	34,279	32,274	17,469	2,990,458
	-----------	-----------	-----------	-----------	-----------
LOSS FROM OPERATIONS	(53,143)	(25,165)	(32,274)	(11,978)	(2,916,531)
	-----------	-----------	-----------	-----------	-----------
OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	--	9,323	--	--	14,102
Interest expense	(1,084)	(3)	(647)	--	(7,862)
Interest income	--	--	--	--	12
	-----------	-----------	-----------	-----------	-----------
Total Other Income (Expense)	(1,084)	9,320	(647)	--	6,252
	-----------	-----------	-----------	-----------	-----------
LOSS BEFORE
INCOME TAX	(54,227)	(15,845)	(32,921)	(11,978)	(2,910,279)
	-----------	-----------	-----------	-----------	-----------
Income tax	--	--	--	--	--
	-----------	-----------	-----------	-----------	-----------
NET LOSS	$(54,227)	$(15,845)	$(32,921)	$(11,978)	$(2,910,279)
	========	=========	========	=========	===========
BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
	========	========	========	========
WEIGHTED AVERAGE SHARES
OUTSTANDING	49,996,000	5,411,954	49,996,000	5,411,954
=========		=======	=========	=======

The accompanying notes are an integral part of these financial statements.

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,		From Inception of the Development Stage on January 1, 2001 Through
			June 30,
	2005	2004	2005
	------------	-----------	--------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,227)	$(15,845)	$(2,910,279)
Adjustments to reconcile net loss to
cash provided (used) by operations:
Common stock issued for legal settlement	--	--	67,715
Contributed services by officers and directors	24,000	--	53,000
Common stock issued for services	--	--	2,590,966
Gain on forgiveness of debt	--	(9,323)	(14,102)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	20,368	4,152	58,557
Increase in payable - related party	9,859	6,434	9,859
Increase in accrued liabilities	--	--	17,500
Increase in accrued compensation	--	14,600	--
	-----------	-----------	-----------
Net Cash Provided (Used) by Operating Activities	--	18	(126,784)
	-----------	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES	--	--	--
	-----------	-----------	-----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	--	--	110,000
Proceeds from note payables	--	--	13,259
	-----------	-----------	-----------
Net Cash Provided by Financing Activities	--	--	123,259
	-----------	-----------	-----------
NET INCREASE (DECREASE) IN CASH	--	18	(3,525)

CASH AT BEGINNING OF PERIOD	--	--	3,525
	-----------	-----------	-----------
CASH AT END OF PERIOD	$--	$18	$--
	========	=======	=========
CASH PAID DURING THE PERIOD FOR:
Interest	$--	$--	$--
Income taxes	--	--	--

NON-CASH FINANCING ACTIVITIES:
Common stock issued for legal settlement	$--	$--	$67,715
Common stock issued for services	$--	$--	$2,590,966
Contributed services	$24,000	$--	$53,000

The accompanying notes are an integral part of these financial statements.

TRADEQUEST INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005

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

NOTE 3- RELATED PARTY TRANSACTIONS

During the Quarter ended June 30, 2005, the Company issued convertible promissory notes to Company shareholders in the amounts of $6,014, due on demand. The promissory notes accrue interest at 12% per annum and are convertible at $0.09 per share. As of June 30, 2005, notes payable totaled $23,118 that includes interest of $1,108 and no conversions took place. As of June 30, 2005, and the date of this report, the Company did not have enough authorized shares available to satisfy conversion of these notes. Until the Company has adequate shares available to convert the debt the debt cannot be converted.

Total contributed services for the six months ended June 30, 2005 was $24,000 comprised of $18,000 for officers and $6,000 for office space.

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

On August 31, 2004, we entered into a Stock Purchase Agreement with Loyola Holdings, Inc., a Nevada corporation, Margot Hutchinson, an individual, and Randall K. Read, an individual and our former controlling stockholder. Pursuant to the terms of the agreement, we issued an aggregate of 40,278,490 shares of our common stock to Loyola Holdings, Inc. and Margot Hutchinson for a purchase price of U.S. $0.002731 per share, or an aggregate of $110,000.00. We issued 20,139,245 shares to Loyola Holdings, Inc. and 20,139,245 shares to Margot Hutchinson

As of the date of the agreement, we were authorized to issue 50,000,000 shares of Common Stock of which, 5,414,954 shares were issued and outstanding. The 40,278,490 shares constitute approximately eighty percent (80%) of the issued and outstanding shares of our common stock. Accordingly, with the closing of the agreement, a change in control of our company had occurred.

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

Also pursuant to the agreement, Ashvin Mascarenhas was appointed as a director and Randall K. Read, Karleen Reed, and Ashley R. Jorgensen resigned as directors. None of the director resignations were because of any disagreements with us on matters relating to our operations, policies or practices. In addition, Randall K. Read resigned from his position as an officer and Ashvin Mascarenhas was appointed as our President, Chief Financial Officer and Secretary. Mr. Mascarenhas is the controlling shareholder of Loyola Holdings, Inc

On January 5, 2005, Margot Hutchinson, an individual, sold 20,139,245 shares of our common stock to Lalita Janke for $50,000. The 20,139,245 shares constitute approximately forty percent (40%) of the issued and outstanding shares of our common stock, and accordingly, a change in control of our company had occurred. Ms. Janke is the mother of Ash Mascarenhas, our President, Chief Financial Officer and Secretary, and the controlling shareholder of Loyola Holdings, Inc., the other controlling stockholder of our company.

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

Liquidity and Capital Resources

We have financed our capital requirements through debt financing. Our working capital deficit at June 30, 2005 was $85,073. We had no cash as of June 30, 2005.

During the six months ended June 30, 2005, zero net cash was used in operating activities compared to providing $18 in the six months ended June 30, 2004. Cash used in operating activities for the six months ended June 30, 2005 was mainly due to a net loss of $54,227, offset in increase in payables through related parties of $9,859 increase in accounts payable of $20,368. Additionally there were non-cash charges of $24,000 of contributed services by officers and directors.

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

(c) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting (“Special Meeting") of Shareholders of Tradequest International, Inc. was held on August 16, 2005.

The 40,278,490 shares of Common Stock ("Common Stock") present at the Special Meeting out of a then total of 49,996,556 shares outstanding and entitled to vote acted as follows with respect to the following proposals with the following results:

The proposal to reincorporate the Company from Mississippi to Nevada was approved (including approval of the Agreement and Plan of Merger, amended articles of incorporation (encompassing the increase in the authorized capital from 50,000,000 to 6,510,000,000) and amended bylaws:

For: 40,278,490 Against: 0 Abstain: 0 Broker Non-Votes: 0

ITEM 5 - OTHER INFORMATION

(a) On June 9, 2005, the Company’s board of directors approved its reincorporation from Mississippi to Nevada. Under the terms of this reorganization, each share of common stock of the previous Mississippi corporation were converted into one fully paid and non-assessable share of Common Stock of the new Nevada corporation.

(b) None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
2.1	Agreement and Plan of Reorganization with Tradequest, Inc. dated November 27, 2001.	Filed as Exhibit 2(9) to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.
2.2	Memorandum Agreement Extending Closing of Tradequest, Inc. Reorganization dated March 3, 2001.	Filed as Exhibit 2(10) to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.
2.3	Closing Memorandum of Tradequest, Inc. Reorganization Agreement dated April 23, 2001.	Filed as Exhibit 2(11) to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.
2.4	Agreement and Plan of Merger dated February 1, 2005 between Tradequest International, Inc., a Nevada Corporation and Tradequest International, Inc., a Mississippi Corporation	Filed as an appendix to the Company’s Definitive Proxy Statement on Form 14C (File No. 000-03296).
3.1	Articles of Incorporation	Filed as an appendix to the Company’s Definitive Proxy Statement on Form 14C (File No. 000-03296).
3.2	Bylaws	Filed as an appendix to the Company’s Definitive Proxy Statement on Form 14C (File No. 000-03296).
10.1	Settlement Agreement dated September 19, 2002.	Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on June 26, 2003 and incorporated herein by reference.
10.2	Stock Purchase Agreement by and between Loyola Holdings, Inc., Margot Hutchinson, Tradequest International, Inc., and Randy Read, dated as of August 31, 2004.	Filed as Exhibit 2.1 to our Current Report on Form 8-K filed on September 9, 2004 and incorporated herein by reference.
10.3	Release and Indemnity Agreement by and between Tradequest International, Inc. and Randall K. Read, dated as of August 31, 2004.	Filed as Exhibit 10.1 to Form 8-K filed with the Commission on September 9, 2004 and incorporated herein by reference
31	Certification of Ashvin Mascarenhas pursuant to Rule 13a-14(a)	Filed electronically herewith.
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADEQUEST INTERNATIONAL, INC.

Date: August 19, 2005	By:	/s/ Ashvin Mascarenhas
Ashvin Mascarenhas
Title: President, Chief Financial Officer and Secretary