Form 10QSB
period 2005-09-30
TRADEQUEST INTERNATIONAL INC
filed 2005-12-16
CIK 29322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly report ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                For the transition period from _______ to _______


                        Commission File Number: 000-03296


                         TRADEQUEST INTERNATIONAL, INC.
                         ------------------------------
          (Exact name of small business issuer as specified in charter)


                   NEVADA                                 64-0440887
                   ------                                 ----------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


                    2400 East Commercial Boulevard, Suite 612
                         Fort Lauderdale, Florida 33308
                    -----------------------------------------
                    (Address of principal executive offices)


                                 (954) 491-5488
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At December 10, 2005, there were 66,210,572 shares of common stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

         References in this report to "Tradequest", the "Company", "we", "us" and "our" are to Tradequest International, Inc. a Nevada corporation, and our subsidiaries. All per share information contained in this report gives effect to the 65 for 1 stock split effective October 11, 2005.

            CAUTIONARY STATEMENT REGARDING FOWARD LOOKING INFORMATION

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         TRADEQUEST INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash ...........................................................  $   162,717

  Property and equipment, net of accumulated depreciation
   of $2,398 .....................................................       26,378
  Other assets ...................................................        6,500
                                                                    -----------

     Total assets ................................................  $   195,595
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses ..........................  $    27,901
  Accounts payable to related party ..............................       59,200
  Due to chief executive officer .................................        6,484
  Accrued interest on notes payable ..............................        1,055
  Convertible promissory notes, net of unamortized discount
   of $166 .......................................................      129,990
  Notes Payable ..................................................      529,686
                                                                    -----------

     Total current liabilities ...................................      754,316

Stockholders' Deficit:
  Preferred stock; $0.001 par value, 10,000,000 shares authorized,
    none issued and outstanding ..................................            -
  Common stock; $.001 par value, 100,000,000 shares authorized,
    59,689,508 issued and outstanding ............................       59,690
  Additional paid-in capital .....................................    1,769,823
  Deferred compensation ..........................................     (454,723)
  Accumulated deficit ............................................   (1,933,511)
                                                                    -----------

     Total stockholders' deficit .................................     (558,721)
                                                                    -----------

     Total liabilities and stockholders' deficit .................  $   195,595
                                                                    ===========

                  See Notes to Unaudited Financial Statements.

                                      TRADEQUEST INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                (Unaudited)

                                         For the         For the         For the
                                       three-month     three-month      nine-month       For the period
                                       period ended    period ended    period ended    from April 6, 2004
                                       September 30,   September 30,   September 30,     (inception) to
                                           2005            2004            2005        September 30, 2004
                                       ------------    ------------    ------------    ------------------
Revenues ...........................   $      1,839    $     35,245    $      1,839       $     35,245

Cost of revenues ...................         14,510          28,517          37,980             28,517
                                       ------------    ------------    ------------       ------------

Gross profit: ......................        (12,671)          6,728         (36,141)             6,728

Operating expenses:
  Sales, general and administrative         141,128         234,227         322,742            275,830
  Stock-based compensation .........      1,017,503               -       1,017,503                  -
  Sales, general and administrative-
   related party ...................         16,050           5,350          48,150              5,350
                                       ------------    ------------    ------------       ------------
     Total operating expenses ......      1,174,681         239,577       1,388,395            281,180
                                       ------------    ------------    ------------       ------------

     Operating loss ................     (1,187,352)       (232,849)     (1,424,536)          (274,452)
                                       ------------    ------------    ------------       ------------

Interest expense ...................       (125,871)              -        (170,101)                 -
                                       ------------    ------------    ------------       ------------

Net loss ...........................   $ (1,313,223)   $   (232,849)   $ (1,594,637)      $   (274,452)
                                       ============    ============    ============       ============

Basic and diluted loss per share ...          (0.02)          (0.01)          (0.04)      $      (0.02)
                                       ============    ============    ============       ============

Basic and diluted weighted average
 shares outstanding ................     54,960,426      22,683,067      39,096,676         18,194,649
                                       ============    ============    ============       ============

                               See Notes to Unaudited Financial Statements.

                                                    -4-

                                      TRADEQUEST INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                                                       For the           For the period
                                                                      nine-month       from April 6, 2004
                                                                     period ended         (inception) to
                                                                  September 30, 2005   September 30, 2004
                                                                  ------------------   ------------------
Cash flows from operating activities:
Net loss ...................................................         $(1,594,637)         $  (274,452)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization of debt discount ............................              27,334                    -
  Fair value of shares issued pursuant to recapitalization .             997,733                    -
  Amortization of deferred compensation ....................              19,770                    -
  Depreciation .............................................               2,398                    -
Changes in operating assets and liabilities:
  Accounts receivable ......................................              35,245              (35,245)
  Due to related party .....................................              43,105                5,350
  Security deposits ........................................              (3,500)                   -
  Accounts payable and accrued expenses ....................              12,710               17,662
  Accrued interest and accretion on promissory notes .......             131,023                    -
                                                                     -----------          -----------

Net cash used in operating activities ......................            (328,819)            (286,685)

Cash flows used in investing activity:
  Purchase of property and equipment .......................             (20,392)              (8,309)

Cash flows from financing activities:
  Proceeds from issuance of convertible promissory notes ...             110,000                    -
  Repayment of principal of convertible promissory notes ...              (5,255)                   -
  Proceeds from issuance of shares of common stock .........                   -              336,500
  Due to chief executive officer ...........................               6,484                    -
  Proceeds from issuance of notes payable ..................             400,000                    -
                                                                     -----------          -----------

Net cash provided by financing activities ..................             511,229              336,500

Increase in cash ...........................................             162,018               41,506

Cash, beginning of period ..................................                 699                    -
                                                                     -----------          -----------

Cash, end of period ........................................         $   162,717          $    41,506
                                                                     ===========          ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest .................         $    11,745          $         -
                                                                     ===========          ===========

  Cash paid during the period for taxes ....................         $         -          $         -
                                                                     ===========          ===========

Supplemental schedule of non-cash financing and investing activities:

Beneficial feature resulting from issuance of convertible
 promissory notes and corresponding debt discount ..........         $    27,500          $         -
                                                                     ===========          ===========

Liabilities assumed upon merger ............................         $    25,130          $         -
                                                                     ===========          ===========

Fair value of options issued ...............................         $    73,207          $         -
                                                                     ===========          ===========

Fair value of warrants issued ..............................         $   401,286          $         -
                                                                     ===========          ===========

                               See Notes to Unaudited Financial Statements.

                                                    -5-

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

The Company was incorporated under the laws of the State of Mississippi on August 8, 1966 and it was reincorporated in Nevada on August 17, 2005. During August 2005, the Company acquired Incomm Holdings Corp. ("Incomm") The Company is an Internet communications provider offering worldwide Voice over Internet Protocol and other services to small and medium size businesses and individuals. The initial marketing programs are aimed at the Latin American market. The Company's operations are located in South Florida.

The acquisition of Incomm was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as if Incomm was the acquiror. The results of operations discussed below represent the operations of Incomm through September 30, 2005. The results of operations subsequent to August 19, 2005 reflect the consolidated operations of Incomm and the Company. We have retroactively restated our net loss per share and the stockholders' deficit section of our balance sheet to reflect the reverse acquisition.

During September 2004, Incomm had acquired a 51% interest in VOIP2 as well as software and equipment valued at approximately $1,075,000 in exchange for 1,000,000 shares of common stock of the Company (the "Acquisition"). VOIP2 has not operated under the Company's management, had no assets or liabilities and has since been dissolved. The Company never took possession of the equipment and believes that the former operators of VOIP2 misrepresented certain facts about the Transaction. While the Company accounts for such shares as outstanding for financial reporting purposes, it does not consider that it has received the bargained-for consideration for the issuance of such shares.

Going Concern
-------------

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $1.6 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for fiscal 2005.

Concentration of Credit Risks
-----------------------------

The Company is subject to concentrations of credit risk primarily from cash. During the nine-month period ended September 30, 2005, the Company has reached bank balances exceeding the FDIC insurance limit. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

Product Concentration
---------------------

The Company earns all of its revenues from providing worldwide Voice over Internet Protocol and other services to small and medium size businesses and individuals.

Customer Concentration
----------------------

The Company earned 100% of its revenues for the period from inception to September 30, 2004. None of the Company's clients accounted for more than 10% of its revenues during the nine-month period ended September 30, 2005.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, accounts payable and accrued expenses, notes payables and convertible promissory notes approximate their fair value due to their short-term maturities.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Income Taxes
------------

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets.

A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

Use of Estimates
----------------

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the realization of receivables, the valuation of stock-based compensation, and the recoverability of long-lived assets. Actual results will differ from these estimates.

Loss per Share
--------------

Basic and loss per share is based on the weighted average number of common shares outstanding. The outstanding 12,235,000 warrants and 2,610,000 options as of September 30, 2005 are excluded from the loss per share computation due to their antidilutive effect.

Stock Splits
------------

The Company's board of directors declared the following reverse split of the Company's common stock:

         October 11, 2005          65 for 1

The basic and diluted earnings per share have been adjusted retroactively to give effect to this stock spilt.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Revenue Recognition
-------------------

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition".

The Company generally invoices its customers upon ordering. Revenues from the sale of phone equipment are recognized upon shipment by the reseller to the end-user. Revenues from the Internet communications services are in the period such services are by the end-user. The invoices are based on specific list prices for phone equipment and per minute rates for Internet communications services. The Company adjusts its product prices and services rates based on volume of services and marketing promotion programs.

Property and Equipment
----------------------

Computer and office equipment are stated at cost, and will be depreciated over their estimated useful lives using straight-line methods which is three years.

New Accounting Pronouncements
-----------------------------

In December 2004, the FASB issued SFAS 123 R (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No.20 and SFAS No.3. SFAS No.154 requires retrospective application for voluntary changes in accounting principles in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Stock-Based Compensation
------------------------

The Company has not granted options to employees since inception. However, it granted 2,610,000 options to a consultant during the nine-month period ended September 30, 2005. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the fair value of the underlying stock.

Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

NOTE 2 - DUE TO RELATED PARTY

The Company subleases space used for its headquarters' and operational activities from an entity affiliated to one of its stockholders. The sublease agreement expired in July 2005. The sublease provides monthly payments of approximately $5,000 and is now renewable every month. The Company incurred approximately $48,000 and $16,000 during the nine-month period ended September 30, 2005 and the period from inception to September 30, 2004, respectively. The Company paid to such related party $5,000 during the nine month ended September 30, 2005 and issued 33,032 shares of its common stock during the period from inception to September 30, 2004. The Company owes the related party approximately $59,000 in connection with this sublease at September 30, 2005. The sublease agreement expired in July 2005 and the Company leases its premises on a month-to-month basis.

NOTE 3 - DUE TO CHIEF EXECUTIVE OFFICER

The Company's chief executive officer advanced $8,500 to the Company during the nine-month period ended September 30, 2005. The Company repaid $2,016 on the advance during the same period and now owes approximately $6,500 at September 30, 2005. The advance does not bear interest and is payable on demand.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 4 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE

Convertible promissory note and notes payable at September 30, 2005 consist of the following:

      o $110,000 convertible promissory note, bearing interest at 10% per annum, maturing on March 22, 2006. The lender has the option to convert up to $100,000 principal and accrued interest into shares of the Company at a 25% discount. The Company has received $110,000 pursuant to this note at September 30, 2005.

      o $200,000 note payable, bearing interest at 14% per annum, with principal repayment of $400,000, together with interest, due on December 15, 2005. The Company has received $200,000 pursuant to this note at September 30, 2005.

      o $100,000 note payable, bearing no stated interest, with principal repayment of $150,000 due on December 16, 2005. The Company has received $100,000 pursuant to this note at September 30, 2005

      o $100,000 note payable, bearing no stated interest, with principal repayment of $150,000 due on February 15, 2006. The Company has received $100,000 pursuant to this note at September 30, 2005.

      o $25,000 convertible promissory note, bearing interest at 10% per annum, payable and convertible on demand. The lender has the option to convert up to $25,000 principal and accrued interest into shares of the Company at a conversion price of $0.00383373 per share. The Company issued this promissory note on August 1, 2005, prior to the merger with Incomm.

Pursuant to the $110,000 convertible promissory note, the Company issued 2,200,000 warrants during the nine-month period ended September 30, 2005. The exercise price of the warrants amounts to $0.10 per share. Such warrants expire in 2008. No value was attributed to such warrants as their exercise price exceeded their fair value based on the Black Scholes model.

Pursuant to the $100,000 note payable maturing in February 2006, the Company issued 35,000 warrants. The exercise price of such warrants amounts to $1.00 per share. Such warrants expire in 2009. No value was attributed to such warrants as their exercise price exceeded their fair value based on the Black Scholes model.

In accordance with EITF Issue No.00-27,"Application of Issue No. 98-5, Accounting for convertible securities with beneficial conversion features of contingently adjustable conversion ratios, to certain convertible instruments", the Company recorded a beneficial conversion feature related to the issuance of the convertible promissory note. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated using the effective discount of 25% upon issuance. During the nine-month period ended September 30, 2005, the beneficial conversion feature amounted to approximately $27,500. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

The convertible promissory note and notes payable are unsecured.

The Company is finalizing the terms to refinance the notes payable maturing in December 2005.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 4 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE-CONTINUED

The accrued interest payable under the convertible promissory note and notes payable amounted to approximately $1,000 at September 30, 2005. The accretion of interest to account for the notes payable repayment premium of $350,000 amounted to approximately $130,000 at September 30, 2005.

The Company recognized interest expense of approximately $170,000 for the nine-month period ended September 30, 2005, including amortization of debt discount amounting to approximately $27,000.

NOTE 5 - STOCKHOLDERS' DEFICIT

Warrants

Pursuant to the $110,000 convertible promissory note, the Company issued 2,200,000 warrants during the nine-month period ended September 30, 2005. The exercise price of the warrants amounts to $0.10 per share. Such warrants expire in 2008. No value was attributed to such warrants as their exercise price exceeded their fair value based on the Black Scholes model.

Pursuant to the $100,000 note payable maturing in February 2006, the Company issued 35,000 warrants. The exercise price of such warrants amounts to $1.00 per share. Such warrants expire in 2009. No value was attributed to such warrants as their exercise price exceeded their fair value based on the Black Scholes model.

During July 2005, the Company issued 10,000,000 warrants to existing shareholders pursuant to a recapitalization of the Company. The exercise price of the warrants amounts to $0.001 per share. Such warrants expire in 2008. The fair value attributed to such warrants, for financial reporting purposes, amounted to approximately $400,000 and is amortized over three years. The Company used the Black-Scholes model to compute the fair value of the warrants using the following assumptions: risk-free interest rate: 3.91%, dividend rate: none, volatility: none, terms: 3 years.

Stock Options

During July 2005, the Company issued 2,610,000 options to a consultant of the Corporation, with an exercise price of $0.01. The fair value of the shares underlying options such options amounted to $0.035 at the time of issuance. Accordingly, the Company accounted for the fair value of such options, which amounted to approximately $75,000 as deferred compensation. The Company is amortizing this deferred compensation over three years. The amortization of the deferred compensation amounted to approximately $6,000 during the nine-month period ended September 30, 2005. The Company used the Black-Scholes model to compute the fair value of the options using the following assumptions: risk-free interest rate: 3.91%, dividend rate: none, volatility: none, terms: 3 years. The Company believes that it there was no volatility in the fair value of Incomm's price per share while it was privately-held considering that the only issuance of shares by Incomm, establishing a basis for this fair value, from inception, have occurred during the first five months of its existence in fiscal 2004 and that no shares have been issued for a period exceeding 11 months, including the period during which the aforementioned options were issued.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 5 - STOCKHOLDERS' DEFICIT-CONTINUED

Common Stock

There are 100,000,000 authorized shares of common stock, at $.001 par value per share. The total shares issued and outstanding at September 30, 2005 was 59,689,508.

During April 2004, the Company issued 10,000,000 shares of common stock at its formation.

During May 2004, the Company issued 10,000,000 shares of common stock to a corporation in connection with the acquisition of the telecommunications equipment valued at $2,150,000. The Company never took possession of the telecommunications equipment. Management believes that the corporation made misrepresentations in connection with the telecommunications equipment. While the Company accounts for such shares as outstanding for financial reporting purposes, it does not consider that it has received the bargained-for consideration for such shares, and accordingly, that there was an essential failure of consideration for the issuance of the shares.

During September 2004, Incomm had acquired a 51% interest in VOIP2 as well as software and equipment valued at approximately $1,075,000 in exchange for 1,000,000 shares of common stock of the Company (the "Acquisition"). VOIP2 has not operated under the Company's management, had no assets or liabilities and has since been dissolved. The Company never took possession of the equipment and believes that the former operators of VOIP2 misrepresented certain facts about the Transaction. While the Company accounts for such shares as outstanding for financial reporting purposes, it does not consider that it has received the bargained-for consideration for such shares, and accordingly, that there was an essential failure of consideration for the issuance of the shares.

During September 2004, the Company issued 33,333 shares of common stock, valued $0.0425 in lieu of rent expense.

Between May and September 2004, the Company issued 10,000,000 shares of common stock under several stock purchase agreements in connection with the initial offer of capital to private investors. The initial offer of capital to private investors generated proceeds of $340,000.

During July 2005, the Company issued in 28,506,666 shares to certain of the Company's shareholders, officers and consultants. The shares were issued as part of a recapitalization of the Company. The fair value of such shares amounted to approximately $1.0 million, or $0.035 per share, based on its recent private placement offering, adjusted for the dilution of debt financing occurring subsequent to such offering.

During August 2005, the existing pre-merger stockholders of the Company retained 149,509 shares of common stock, which are deemed to be issued at that date based on reverse-merger accounting principles.

NOTE 6 - SUBSEQUENT EVENTS

During October 2005, the holders of the $25,000 convertible promissory note converted the note, including accrued interest, into 6,521,064 shares of the Company's common stock

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We were originally incorporated in 1966 in Mississippi under the name of Dixie National Corporation. On August 13, 1996, we changed our name to Ethika Corporation, and on April 2, 2001, we changed our name to Tradequest International, Inc. We reincorporated in Nevada on August 17, 2005.

During August 2005, we acquired all the outstanding shares of Incomm Holdings Corp. ("Incomm") pursuant to a securities purchase agreement and plan of reorganization.

The acquisition of Incomm was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as if Incomm was the acquiror. The results of operations discussed below represent the operations of Incomm through September 30, 2005. The results of operations subsequent to August 19, 2005 reflect the consolidated operations of Incomm and the Company. We have retroactively restated our net loss per share and thestockholders' deficit section of our balance sheet to reflect the reverse acquisition.

In connection with the merger with Incomm, we issued 59,539,999 shares to the existing shareholders of Incomm at the time of the merger.

We have now assumed the operations of Incomm. We are now an Internet communications provider offering worldwide Voice over Internet Protocol ("VOIP") and other services to small and medium size businesses and individuals. The initial marketing programs are aimed at the Latin American market. The Company's operations are located in South Florida.

We have started to market our products and services during the third quarter of 2005. We have minimal revenues since inception.

PLAN OF OPERATION

In the last twelve months, as a start up company, we built our own telecommunications network and core personnel infrastruction. Over the course of the next twelve months, we intend to raise additional operating capital, execute our business plan and focus our business development efforts in the following four key areas:

      o By enabling our customers to communicate more effectively at lower costs using our VOIP services;

      o By diversifying our product and service offerings to enhance the usefulness of our solutions for customers who will have already adopted one or more products;

      o By developing partnering relationships with wide-ranging sales and distribution channel leaders already serving our vertical and geographical market space in a way that assists them in developing new revenue streams and opportunities for additional sales and that also reduces their dependency on low margin products that may already be in the final stages of their product lifecycle.

As the demand for our products and services increases and once we raise sufficient capital, we intend to add personnel who will primarily focus in the following areas: sales and marketing personnel, customer service and quality monitoring as well general and administrative to support growing operations.

RESULTS OF OPERATIONS

                                    For the           For the period
                                   nine-month       from April 6, 2004       Variation        Variation
                                  period ended       (inception) to         2005 vs 2004     2005 vs 2004
                               September 30, 2005   September 30, 2004            $                %
                               ------------------   ------------------      ------------     ------------
Revenues ......................   $     1,839          $    35,245          $   (33,406)          -95%

Cost of revenues ..............        37,980               28,517                9,463            33%
                                  -----------          -----------          -----------          -----

Gross profit(loss) ............       (36,141)               6,728              (23,943)         -356%

Operating expenses:
Sales, general, and
 administrative expenses ......       322,742              275,830               46,912            17%
Stock-based compensation ......     1,017,503                    -            1,017,503             NM
Sales, general, and
 administrative expenses-
 related party ................        48,150                5,350               42,800             NM
                                  -----------          -----------          -----------          -----
                                    1,388,395              281,180            1,107,215           394%

Net operating loss ............    (1,424,536)            (274,452)           1,150,084          -419%

Interest expense ..............      (170,101)                   -              170,101             NM
                                  -----------          -----------          -----------          -----

Net loss ......................    (1,594,637)            (274,452)           1,320,185          -481%
                                  ===========          ===========          ===========          =====

NM:  Not meaningful

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2004

Revenues
--------

We have generated minimal revenues since inception. Our revenues during the nine-month ended September 30, 2005 consist primarily of phone equipment and per-minute usage fees for our VOIP communication services, which were launched during the third quarter of 2005. Our revenues during the period ended September 30, 2004 consist of a one-time charge to a distributor for phone equipment. The decrease in revenues during the nine-month period September 30, 2005 compared to the prior year period is primarily due not having made any shipment to the distributor during the nine-month period ended September 30, 2005 offset by revenues generated since the launch of our VOIP communication services during the third quarter of 2005.

Cost of revenues
----------------

Our cost of revenues consists of the cost of the phone equipment as well as the costs to secure our VOIP communication services with network carriers. The increase in our cost of revenues during the nine-month period ended September 30, 2005 when compared to the prior year period is primarily due to incurring fixed and variable costs from network carriers to secure our VOIP communication services associated with the launch of our VOIP services during the third quarter of 2005 offset by the lower costs of phone equipment sold during the nine-month period ended September 30, 2005 when compared to the prior year period.

Sales, general, and administrative expenses and sales, general and administrative-related party
------------------------------------------------------------------

Our sales, general, and administrative expenses consist primarily of consultant fees incurred in connection with the sales and support of our VOIP services. The increase in sales, general, and administrative expenses during the nine-month period ended September 30, 2005 is primarily due to having nine months of operations during the nine-month ended September 30, 2005 and five months of operations during the period from inception to September 30, 2004.

Stock-based compensation
------------------------

Our stock-based compensation consist primarily of the fair value for financial reporting purposes of shares to certain stockholders and consultants of our subsidiary Incomm, pursuant to a recapitalization of the company. The fair value of the shares, which is $0.035, was based on Incomm's most recent private placement offering which took place in 2004, adjusted for the dilution of debt financing occurring subsequent to such offering. The increase in stock-based compensation during the nine-month period ended September 30, 2005 when compared to the prior year is due to the fact that we have not issued such shares under such circumstances during 2004.

Interest expense
----------------

The interest expense consists primarily of the accretion of debt issued at a discount as well as interest accrued pursuant to various notes payable. The increase in interest expense during the nine-month period ended September 30, 2005 when compared to the prior period is due to the fact it has not issued debt during 2004 but only during the nine-month period ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash amounts to approximately $160,000 at September 30, 2005.

Cash used in our operating activities amounted to approximately $330,000 during the nine-month period ende September 30, 2005. Our net loss for the nine-month period ended September 30, 2005 amounted to approximately $1.6 million and was adjusted as follows:

      o Approximately $1.0 million for fair value of shares issued pursuant to a recapitalization of our subsidiary Incomm;

      o Accretion and accrual of interest pursuant to notes payable and convertible promissory notes we issued during the nine-month period ended September 30, 2005.

We incurred capital expenditures of approximately $20,000 during the nine-month period ended September 30, 2005

We financed our operating and investing activities during the nine-month period ended September 30, 2005 by issuing notes payable and convertible promissory notes amounting to $510,000 during that same period.

Cash used in our operating activities amounted to approximately $290,000 during the period from inception to September 30, 2004. Our net loss for that period amounted to approximately $274,000.

We financed our operating activities from inception to September 30, 2004 by issuing shares generating proceeds of approximately $340,000.

Going Concern
-------------

We do not have sufficient liquid assets to fund our operations for the next twelve months. We have generated minimal revenue since its inception and we have incurred net losses of approximately $1.8 million. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about our ability to continue as a going concern.

We are finalizing the terms to refinance the notes payable aggregating $550,000 maturing in December 2005.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our CEO, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our CEO has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2005, we issued a convertible promissory note of $25,000 to Avondale Capital Partners, Inc. ("Avondale Capital") to discharge a judgment initially obtained by Unitah Mountain Ranches, Inc. in February 2002 in the amount of $23,106. This judgment was subsequently assigned to Avondale Capital which reached a settlement with the Company based on the issuance of the promissory note. The convertible promissory note bears interest at 10% per annum, is payable on demand and is convertible at a price of $0.00383373 per share. In October 2005, the note was converted into 6,521,064 shares of common stock of the Company. The note was issued to a sophisticated investor who had access to applicable information concerning the Company and could afford to bear the economic risk of the transaction. Accordingly, the issuance of the note was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) of that Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

31.1     Rule 13a-14(a)/15d-14(a) certification of CEO
31.2     Rule 13a-14(a)/15d-14(a) certification of principal accounting officer
32.1     Section 1350 certification of CEO and principal accounting officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Tradequest International, Inc.

                                        By: /s/ Luis Alvarez
                                            ----------------
December 14, 2005                       Luis Alvarez, CEO,
                                        principal executive officer and
                                        principal accounting officer