Form 10KSB
period 2005-12-31
TRADEQUEST INTERNATIONAL INC
filed 2006-04-26
CIK 29322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number: 000-03296

                         Tradequest International, Inc.
                          -----------------------------
                 (Name of small business issuer in its charter)

             Nevada                                       64-0440887
             ------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           2400 East Commercial Boulevard
           Fort Lauderdale, FL                                33308
           ----------------------------------------           -----
           (Address of principal executive offices)         (Zip Code)

Issuer's telephone number: 954-491-5488

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class          Name of each exchange on which registered

              None                               not applicable
              ----                               --------------
     (Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

                    common stock, par value $0.0001 per share
                    -----------------------------------------
                                (Title of class)

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act) Yes[_]   No[X]

         State issuer's revenues for its most recent fiscal year. $ 12,146 for the nine-month period ended December 31, 2005.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on April 15, 2006 is approximately $16,906,500

         As of April 15, 2006 57,146,373 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

         Transitional Small Business Disclosure Form (check one):  Yes___  No_X_

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our plans to develop a distribution network, fully launch our products and our sales, marketing, finance and administrative functions, dependence on third-party relationships, competitive factors and pricing pressures, changes in legal and regulatory requirements, general economic conditions, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

         When used in this annual report, the terms "Tradequest", the "Company", "we", "our", "us" refers to Tradequest International, Inc., a Nevada corporation and its subsidiary InComm Holdings Corp. ("InComm"), a Nevada corporation and its subsidiary. The information which appears on our web site at www.InComm.info is not part of this annual report.

         All share and per share information contained in this annual report gives effect to the one for 65 reverse stock split of our common stock effective October 11, 2005.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         We are a communications provider which offers Internet based services, using a technology termed "Voice over Internet Protocol (VoIP). This type of application allows telephone conversations and other services to be utilized by businesses and residential end users. Our marketing concentration is in Central & South America and its corresponding U.S. demographic locations, and within developing markets through a network of established distributors and agents. We launched our service in September 2005. The rapidly expanding markets we are targeting are now starting to embracing broadband and are generally insulated from the intense competition, which characterizes the mainstream U.S. communications market. We intend to use VoIP to attract distributors and end users who can become purchasers of other existing and future applications of IP based communications services.

         As we continue our market and product expansions, we anticipate that we will begin providing services to other IP communications carriers. We will seek to leverage the investments we have made to date in our infrastructure by providing services to smaller service providers worldwide. We anticipate that we will seek to offer smaller service providers and distributors a platform to support multiple communications services, including IP Centrex (Internet based business phone service), unified messaging, instant messaging, voice mail, conferencing, call center support and mobile device integration. We anticipate that we will also offer profitable next-generation services not available in traditional "legacy" networks, as we take advantage of the telecommunications market transformation to IP base products and services.

         We are currently in discussions with multiple firms to provide IP based services. Under these arrangements, we will provide "boutique" services to markets where we have networks of contacts and agreements with local communications carriers. Alternatively, we believe that smaller VoIP resellers may look to our company to provide service for all of their calls to enable these carriers to focus their limited resources on their marketing operations.

OUR MARKETS

Voice over Internet Protocol

         VoIP has emerged from an obscure technological term into a major communications driver. Until recently, the world of voice communications consisted of millions of circuit connections established between two points by the use of physical wires or wireless systems and a vast number of switching systems throughout the world. These circuits remain connected for the duration of a telephone call. VoIP, however, uses the Internet protocol to break up voice communications, into small "packets." These packets travel across Internet systems without having a dedicated point-to-point connection, and are thus much more efficient in the use of network transmission facilities. VoIP dramatically reduces the wasted capacity that is inherent within circuit-switched networks. This substantially enhanced efficiency, reduced overall cost, and ease of deployment are driving end users to implement VoIP. The following data points evidence this and management believes are significant because of our emphasis on
VoIP:

      o According to Gartner Inc., the market for consumer VoIP is projected to increase from $517 million in 2004 to $1.92 billion in 2005 and to $9.5 billion by 2008.

      o According to the Radicati Group's July 2004 report, the number of corporate telephone lines that use VoIP is expected to grow from 4% in July 2004 to 44% by 2008.

      o According to the Radicati Group's July 2004 report, corporate spending on VoIP is projected to rise from an expected $1 billion in 2004 to $5.5 billion by 2008. By 2008, installation should cost corporations only about $75 to $600 per line, down from the current $375 to $1,000 per line.

      o According to TeleGeography 2005, VoIP providers carried only 150 million minutes of international telephone calls in 1998, less than 0.2% percent of the world's international traffic. By 2004, cross-border VoIP traffic had grown to just under 31 billion minutes, about 15.6 percent of the world's international traffic.

          International VoIP and PSTN Traffic Summary, 1999 - 2004 (1)

         (in billions)   1999      2000      2001      2002      2003      2004
                         ----      ----      ----      ----      ----      ----
VoIP Traffic ........    1.6       5.9       10.1      18        24.5      30.8
PSTN Traffic ........    108       132       146       155       167       198
VoIP Shares of
 International
 Traffic ............    1.5%      4.3%      6.5%      10.4%     12.8%     15.6%
_________
(1) From TeleGeography 2005, source PriMetrica, Inc.

Latin America

         As part of our decision process in selecting to target Latin America, we evaluated growth of Internet users in potential markets. Our services rely on the continued growth of broadband Internet for market penetration and consumer acceptance. According to www.internetworldstats.com, Internet penetration grew by 209.5% from 2000 through 2004 in Latin America and the Caribbean. This region now represents 6.9% of all Internet users. We believe some of the greatest opportunities for Internet communications exist in this region, with its previously underserved markets. The number of Internet users in Latin America was projected to reach 60.6 million by the end of 2004, according to eMarketer.

         Over the past few years, circumstances in Latin America, such as the inability to allow competition with the incumbent telecoms, high long distance rates, high entry fees for new telecom providers and overall low level of quality, have severely impacted communications growth and stifled competition. Consumer confidence is now returning to Latin America with tele-communications spending on the rise. Not only have consumers and corporations begun signing up for value-added services, service providers are once again making investments in their networks, such as the creation of IP networks, broadband access, IP switches, gateways, etc. One of the areas expected to benefit the most from this renewed customer confidence is broadband, according to www.telecommagazine.com,
Americas: Latin America, "Broadband and Wireless lead the way forward," October 2003. We anticipate these trends will aid in our penetration of the Latin American marketplace.

U.S. Latin Market

         Our management believes the U.S. Latin population is a market, which has not been adequately addressed by the communications providers. We believe that our relationships, service quality and functionality, low cost structure and focused distribution strategy allows us to meet these markets' need and secure rapid penetration. This demographic is quickly becoming America's emerging majority. The New York Times has discussed a "Latinization of America" and Hoovers calls it a "Hispanization of America." These changes result from a population explosion started by a steady stream of Mexican immigrants since the 1980's, similar immigration patterns of Puerto Ricans and Dominicans to New York, and continued waves of immigration from Central and South America including El Salvador, Guatemala and Cuba. America now has the fifth largest Latin population in the world. During the 1990's, this population boom grew by 60% to become 17% of the entire nation in 2002. The Latin population is growing nine times faster than the overall U.S. population. This population growth is forecasted to continue at higher rates until 2045. With a birthrate 50% higher than the national average and average annual immigration of 342,000 persons, Latin-Americans are expected to represent 25% of the U.S. population by 2020.

         Not only is the Latin population expanding, but also Latin household consumption expenditures and purchasing power have grown tremendously in the last 10 years. This is evidenced by the 2000 U.S. Census, which indicated a rapid growth rate in the Latin population in the United States. Latin spending power is an increasingly powerful force in the American economy. Latin purchasing power has increased from $223 billion in 1990 to $490.7 billion in 2002 and is projected to grow to $926 billion by 2007 and $1 trillion by 2010, according to the Selig Center for Economic Growth. From 1994 to 2004, the U.S. Latin purchasing power grew at a compounded annual rate of 7.5%, compared with 2.8% for total U.S. disposable income, according to HispanTelligence, an independent research firm. In 2000, if the gross domestic product of the U.S. Latin market were ranked as an individual country, it would have been 11th in the world, ahead of India (12th) and Russia (21st).

         This expansion is supported by the growth of the Latin population's youth. The median age of Latin males in the 2000 U.S. Census was 25.9 years (vs.
35.3 for non-Latin). In 2002, 36% of all Hispanics were under age 18. However, among U.S.-born Hispanics, 50% are under age 18. One in six teens in the United States is Latin. By 2010, this figure is estimated to become one in five.

         Broadband Internet is extremely prevalent in the U.S. with the highest penetrations and Internet literacy rates among the youngest members of the population. Management feels that these factors, coupled with the youth and spending power of the U.S. Latin demographic will serve as powerful growth catalysts for our company due to our target marketing concentration in this demographic segment.

SERVICES

Following is a current menu of our services:

         SOHO BROADBAND SOLUTION

         Our SOHO (small office home office) Broadband solution converts existing broadband connections (such as xDSL, fiber, metro Ethernet or cable) into an access network for residential and home office telephony service. With comprehensive back-office features that facilitate the management of the SOHO customers business. The SOHO Broadband offers pre or post-paid billing plan solutions and offers our distributors and agents a path to broadband service offerings. In addition, the platform captures more revenue per customer by providing true single account access to other solutions, including calling cards, Web callback, PC-phone and more.

         ENTERPRISE VPN SOLUTION

         Our Enterprise VPN (virtual private network) solution allows our agents and distributors to connect enterprise PBX to our network over dedicated private access lines or larger gateways. A full suite of customer management tools allows our distributors to provide business-class service to demanding enterprise customers. All usage information is available online through easily customizable user interfaces and may be reported and tracked in real time for allocation of telephone costs. Paperless invoicing and self-provisioning help to reduce transaction costs associated with customer acquisition and retention. Additionally, enterprise users can access all services, including third party applications, with one account number and system identity. This means that they can make calling card calls from outside the office, or from an IP phone in their home, with charges appearing on their office account as appropriate.

         CALLING CARD SOLUTION

         Our Calling Card solution allows distributors and agents to offer prepaid and post-paid calling card services that leverage the full power of our network infrastructure. Our system allows users to interface with our network with multiple languages and currencies. With multiple marketing sales level (management, sales reps, etc.), and 100% web control, means that our resellers and agents are able to perform tasks needed to run their business, from generating PINs, to providing customer support. With our managed calling card service, distributors get all the benefits of owning a high-end branded web based pre-paid calling switch, without the investment or risk of operating a complicated technology platform.

         TDM CALLBACK

         Our Callback service allows distributors and agents to let users initiate long-distance calls through a variety of origination methods, offering yet another alternative to expensive outbound long distance rates.

         SMS CALLBACK

         The SMS (short message service) Callback Service allows GSM (global system mobile communications) mobile phone users to initiate long-distance calls by sending a SMS text message to one of our callback modules equipped with a GSM modem. This allows a GSM user to use our service without an Internet connection or Internet Access Device (IAD). The SMS message contains the destination number that the user wishes to call. Once the callback server receives the message, it triggers a callback to the user's mobile phone or to any other number specified by the user. Once the user answers, the callback server automatically dials the destination number and connects both calls together. Our solution allows cellular phone users, accustomed to paying high rates, to complete international calls by utilizing our infrastructure at rates that are a fraction of what they pay to their traditional telephone companies. This solution is currently available in our switch and billing platform. This product works rather easily; from any GSM handset, the user sends our MPCCS (multi-protocol call control server) an SMS (text) message containing the destination number that the user wishes to call. The MPCCS establishes a session with TSF (total services framework) for authentication (pre-payment verification) rating and routing. The MPCCS then instructs our gateway to call the user (our client) as the first leg of the call and then MPCCS instructs the gateway to call the destination number as the second leg of the call. The call is connected at low VoIP rates, competing against the high long distance rates charged by cellular providers worldwide, and allowing our users to bundle their cellular long distance charges with the home and office VoIP bills.

         WEB CALLBACK

         Our Web Callback Service allows end-users to make long-distance calls from inside their service provider's Web site. The web page is configured to interact with the web callback module using XML web services. Once the callback server receives the XML message, it initiates a callback to the user's phone and to the destination number specified by the user. When the user answers, the callback server automatically dials the destination number and connects both call legs.

         ANI CALLBACK

         The ANI (Automatic Number Identification) Callback Service allows any phone user to make long-distance calls by calling our IP based telecommunication platform. The callback server does not pick up the initial call but it will determine the caller ID number, which will be used to trigger an immediate callback to the user. After the user answers the callback server automatically dials the destination number and connects the calls.

         SOFTPHONE

         We support all third party soft phones that are consistent with industry standards. Soft phones convert any multimedia PC or PDA into the functional equivalent of a telephone, allowing users to make calls over any Internet connection without dedicated CPE (customer premises equipment). Full-featured back-office functions allow complete customer service and user management from our environment. The platform supports pre or post-paid usage and all subscriber information is available online through easily customizable user interfaces.

         CARRIER SERVICES

         Domestic and international ISPs and cable providers can benefit from vertical marketing of our enhanced services to their existing customers. However, they often lack the expertise in IP technical issues, the application of IP products and general telecommunications industry experience to establish VoIP service. Other vendors may offer part of the solution, but are not equipped to offer a complete turnkey solution, like the ability to private label the services. We provide the expertise needed to offer ISPs and cable providers an integrated, turnkey solution for rapid deployment. Our solutions are tailored to their specific needs, including switch integration, network design, billing and back office solutions. We can supply, install and maintain a complete turnkey solution anywhere in the world.

HOW WE GENERATE REVENUE

         We generate revenues from our distributors sales of Internet Access Device (IAD) units, a one time $29.99 activation fee, $19.99 per month access fee, and an average of $0.04 per minute charge for domestic and international long distance calls. We estimate that each customer will spend approximately $50.00 per month. Both access fees and per minute charges represent recurring, high margin revenues for our company. We believe that the markets we have selected, due to their lack of VoIP competitiveness customer usage patterns and lack of familiarity with the advantages of VoIP, etc), all represent higher margin revenue opportunities and margins which are less susceptible to price erosion.

         We believe that we will be able to largely avoid bad debt expenses due in large part to distributors pre-paying in U.S. dollars their customer's activation fees of $29.99, monthly access fee of $19.99, plus a minimum deposit against their expected long distance charges. Our fraud prevention software prohibits clients from using our system once our system reaches $0 (no balance). Disconnection takes place even during an active call. We can tailor our applications to appeal to specific types of end users or vertical markets, providing communications solutions for a wide range of needs. We bundle these services into an integrated package as needed so that our distributors can benefit from decreased customer turnover and a higher share of IP market revenues.

MARKETING

         Our model is to provide to our distributors and end users, a state-of-the-art IP communications platform for the creation, deployment and management of all IP related services. We use a team of established distributors and agents to reach end users worldwide, specifically, Central & South America, the U.S. Latin population and within other developing markets. This multi-channel approach utilizes:

      o  Distributorships,
      o  Agent sales channels,
      o  Re-marketers,
      o  Direct Sales,
      o  Corporate alliances, and
      o  ISP and cable companies.

         These distribution partners will market our initial product, a VoIP offering, which provides end users with the ability to lower their communications costs substantially while acquiring additional functionality and without sacrificing transmission quality. We believe that our ability to gain entry into the markets we have targeted, and our partnership approach (distributorships), will provide us with a substantial competitive advantage. Each country has domestic and regional markets. Through the use of multiple web sites and regional rate plans we will work with our in-country distribution partners to provide local points of presence that will permit local telephone and 800 numbers to be available for local marketing and for the sale to overseas customers. Once our distributors have acquired customers for our VoIP offering, we believe they will be able to successfully market additional, high margin, products and services we develop to their customer base.

         We believe our solutions; management structure and network architecture provides multiple compelling profit opportunities for our distribution partners. Examples of these solutions include:

      o Fast Time To Market - By taking advantage of our existing infrastructure and software solutions, distributor/agent service can be up and running in days.

      o Operational Freedom - By outsourcing application management, distributors can focus on critical resources, revenue generation and business development functions.

      o Customization - Our distributors are able to customize our solutions to suit the needs of their end user client base.

      o 24/7 Access - Distributors or end users have access to applications, anytime and from anywhere in the world, via the Internet. Unlike many of our competitors, our solutions allow the distributor complete control of their proprietary data stored on our network.

      o Private Label Solution - We will seek to support distributors and agents in building their own branded services. Our services are designed to be private labeled and can be customized to meet their company's "look and feel" in addition to business processes. Our services and solutions will initially be offered in English, Spanish and Portuguese.

      o Mitigation of Technology Risks - Distributors are not burdened with tackling the steep learning curve associated with state-of-the-art voice processing solutions. Our network engineers are accustomed to serving a larger user base and facing network problems.

      o Redundancy - We have contracted for use state-of-the-art IP telephone soft switches, media servers and data bases in New York, Los Angeles and London to ensure consistent availability and fail-over through data replication.

      o World Class Technology - Our goal is to make the features and functionality that are available to distributors and agents as a customer of our managed services premier in the industry. Additionally, our infrastructure architecture is designed as a modular transaction processing system, supporting high availability, scalable performance and customization. The integrated system runs on telco-grade Sun Micro system servers with Oracle databases.

      o  Our state of the art operational support system (OSS) NGOSS(advanced
         OSS) and application suite allows distributors and agents to manage multiple services from a web interface. It provides openness and flexibility, reduces up front investment and ongoing operating expense, speeds time-to-market, and mitigates the risk of managing rapidly-evolving VoIP technology.

      o EBilling Platform - This feature allows flexibility in price, product and service/product bundles at the client/agent/distributor levels. The platform operates in real time allowing call detail and summaries in real time. Commission details are updated daily,.

      o Solutions are offered on a managed basis. This means that we retain full responsibility for maintenance, new feature upgrades and bug fixes. Our team of professionals will become an extension of the distributor's staff. We will work with our clients to bring comprehensive communications solutions to their customers. We believe this will result in reduced customer turnover, increased average revenue per user, greater network efficiency and lower operating costs.

      o Our backbone network and network.net Switch offers Service Level Agreements (SLA) and provides the service levels required to ensure high-performance, reliability and availability, while maximizing user experience when moving business-critical applications across the Internet. By surpassing the industry's standard for performance, we have the ability to guarantee these levels of reliability.

      o Intelligent Route-Control Technology - Our network utilizes route-control technology which overcomes the limitations of Border Gateway Protocol (BGP). The Intelligent Route-Control technology monitors the performance of each backbone, routing traffic across the best path, and guaranteeing faster and more reliable data delivery than traditional routing methods. The Internap route-control technology considers path characteristics like latency, packet loss, route stability, and congestion when making routing decisions. Decisions are made dynamically and automatically to account for network performance changes, without the need for manual intervention.

DISTRIBUTORSHIP STRUCTURE

         We believe that established distributors can provide an existing customer base to which we can offer VoIP services. Through a three-tier distribution and compensation plan we have devised, each distributor is able to account for sales down to the individual user. Through our network of start-up distributors, we are currently reaching end users in Brazil, Colombia and Argentina as well as certain U.S. ethnic markets. We anticipate that by the end of 2006 to have agreements in place with 30 distributors in Brazil, Venezuela, Argentina, Guatemala, Mexico, the Caribbean, The European Union, United States, Colombia, Chile, Costa Rica, Dominican Republic, Jamaica and China.

         We believe that the makeup of distributors will include equipment manufacturers and distributors, cellular vendors and distributors, cable companies that do not want to undertake the financial burden of creating an IP based telecommunication company, multi-level sales forces, such as Amway and Noni, computer firms, Internet cafes, call shops, wholesale relationships with communications providers, aggregators and resellers, ISPs and other broadband providers, and service providers. We will only enter into distributor agreements with U.S. based subsidiaries of these companies in order to eliminate the possible legal complications of doing business in a number of foreign countries. We plan to offer distributors, a means to quickly and inexpensively enter the VoIP market within their countries. We believe many of our highest margin opportunities are in the less competitive international markets such as Central & South America in addition to our domestic ethnic distribution channels.

         Distributors can purchase IAD units directly from our authorized manufacturers, who have tested their IAD units in our network. Distributors are responsible for the shipping, handling costs, taxes and import duties. Once the units are received, distributors handle the distribution of each hardware unit as well as the collection of monthly service fees of their client base. The distributor will be responsible for pre-paying for all of our services and products directly to our company in U.S. Dollars through their U.S. based subsidiary. It then becomes the distributor's responsibility to collect all monthly service fees paid to our company from their customers who generally prepay and can be paid in local currency via any method established between the distributor and their customers.

         We enter into agreements with distributors on a non-exclusive basis. Under the terms of the agreement, the distributor is obligated to:

      o during the first 90 days of the agreement recruit sales agents and enroll and activate at least 250 end users for our services,

      o enroll and activate at least 100 end users per quarter after this initial 90-day period,

      o maintain at least 500 active customers at all times beginning one year after the effective date of the agreement,

      o  maintain an inventory of equipment of at least $10,000,

      o  distribute equipment to all new clients,

      o  collect payments for all equipment and services,

      o pay commissions on all equipment to Sales agents in accordance with the commission schedule stipulated by us,

      o  develop and maintain a web page link to our web site,

      o  develop sales and marketing training for the Sales agents,

      o provide technical support levels one and two to their customers, which are the less technical issues and the ones that occur more frequently,

      o  maintain and promote a sales channel within their distributorship,

      o  manage their network of clients and infrastructure of agents, and

      o  make all payments due us in U.S. dollars.

         Under the terms of the distribution agreement we pay commissions to the distributors based upon the number of lines for each subscription maintained by each end user and the base pricing of the services for each subscription maintained. Commission rates, which are applicable only to active customer lines, range from $1.75 per line per month to $3.25 per line per month based upon the base pricing per month. Distributors are also paid a $5.00 activation fee on each line and receive a commission of 8% of retail price for all long distance services. In order to be eligible to receive the monthly residual commission, (which is based on their customer base), the distributor must sell at least 125 subscriptions during the first 90 days of the agreement.

OPERATIONS

         We manage our own IP network, which has been engineered to accommodate a scalable framework. We believe that this approach enables our company to rapidly deploy additional, high margin services including universal messaging, video, and broadcast faxing among others. Furthermore, while we believe that such service offerings will generate diverse, high margin revenue streams for our company, we believe that they will also enable us to provide cost savings to our distributors and end users. This strategy provides substantial marketing benefits, as users are able to make international and domestic long distance calls at a lower cost and gain additional functionality when compared to most traditional phone services. While we are presently focused on using IP technology for VoIP, we believe that our network architecture will enable the company to adopt new forms of IP based solutions as they are developed by adapting such technologies to our targeted markets and existing customer base.

         Our systems architecture is based upon open platforms. This strategy reduces our research and development expenses so that the company is able to concentrate its resources on building its distribution network, supporting its marketing partners and ensuring end user satisfaction. We have internally developed our proprietary EBilling Platform.

         The integrated IP communications infrastructure we have created consists of voice applications and servers for distributors and service providers. This infrastructure enables these distributors to deliver a broad set of differentiated, value-added Internet communications services - ranging from media-oriented services such as voice mail, conferencing, and auto attendant, to personal calling functions such as selective call forwarding, simultaneous ring, and dial-by-name. Multiple tiers of intuitive, easy-to-use web interfaces are provided to simplify configuration and management of services for the end-user, group administrator, and service provider.

         All of our services are created to be easy to buy, use, and too address specific business solutions and leverage the shift from traditional to broadband-based IP communications to help accelerate the acceptance of new IP-enabled enhanced services for our distributors. The structure of IP-based communications dramatically reduces the cost to develop and deploy new services. The open platforms, which have been adopted by us, allow us, as a third-party developer and provider to create and deploy new services, as they become available. By using such technology we can mix components from multiple equipment vendors without relying on the manufacturers as the only source for service enhancements. New services can be added to our operating network without requiring changes to its overall infrastructure.

NETWORK PARTNERS

         We have secured contracts with several network partners, for network elements to support our backbone network and customer requirements. We believe that by selecting premier IP communications service providers our distributors and end users will benefit from increased quality and flexibility. The service terms of all these agreements are generally 12 months with an automatic month-to-month renewal thereafter, and some of the agreements contain early termination charges, both of which are customary conditions in the industry.

DATA CENTER

         Our primary switch and database is located in a tier-one telecom data center in New York City, with our backup switches and databases located at tier-one data centers in Los Angeles and London. The data centers contain multiple and diverse electrical power entry points with UPC backups. We believe this structure makes our network fully redundant and protected against disasters. We connect to 8 of the 10 largest IP providers available worldwide and our switches and servers are simultaneously updated. We also have co-located servers in the NAP of the Americas, protecting the integrity of all of our processes, making our network fully redundant and able to function through most planned and unplanned situations with carrier grade quality and abilities.

PROPRIETARY SUPPORT SYSTEM SOFTWARE

         We have developed proprietary software, called the Marketing Partners Support System, that has the capacity to maintain the individual registration of all of our distribution channels, (e,g., administration, distributors and agents). The software controls the levels of system access by user type, such as pertinent information regarding our clients, order processing, purchase orders, addition and deletion of client specific information, commission payments to distributor's and sales agents. Additionally, the software generates reports at the administrative, executive, sales and accounting levels. It updates, maintains and links together our soft switches, provisioning servers, carrier routes and billing platform, making doing business with InComm easy and efficient, plus giving the added benefit of internal controls and audits.

         The audit capability of the software tracks every transaction that takes place at the customer, distributor or company level. It acts as a back up for all processes and systems, checks for fraud, verifies accuracy of supplier and carrier bills and audits all changes and inputs to our various systems. We believe that the Marketing Partners Support System is at the center of our ability to make a key differential for our clients and partners. The system allows us to control the level of access to each system, providing the ability to control what a distributor or employee can alter or do in our systems. It allows for automated web based purchases, plus allows the end user, distributor and our management to have different levels of account controls. Reports available on-line include daily revenue, credit reports, cost of sales, supplier expenses, telecommunications traffic analysis, cost by route, answer supervision, revenue by distributor, agent and sales agent, as well as tracking sales revenues by distributors and sales agents, daily, weekly and monthly and customers by sales entity, purchase orders, service type and customer.

         The system includes an end user interface, giving the client the ability to access a web page to verify all account related information. This web page works with our soft switches, biller and processors via XML; providing account information, payment history, call detail records, voice mail settings, rates, ability to pre-pay accounts, add deposits, open trouble tickets when service is not properly functioning, chat with our technicians and get general on line assistance and instructions.

COMPETITION

         The Internet communications marketplace is rapidly emerging and competitive. Primarily, competition is from the incumbent or legacy telecommunications companies, but other smaller IP based telecommunications providers are also entering the market space. These companies include regional bell operators, independent operators, cable companies, Vonage, 8x8 and Inter Exchange Carriers such as AT&T, Sprint and Nextel among others. While some of these companies can be classified as our competitors, we believe our business model entails a number of features others overlook, such as, concentrating on emerging international markets, pre-payment for all services, and selling through distributors. These strategies provide us with sustainable competitive advantages and mitigate the degree to which we are in direct competition with many of these companies.

         Furthermore, we believe our competition has not devoted their resources and/or lack the foreign market relationships, to acquire end users in our target markets. Our strategy of primarily utilizing distributors and agents, rather than a direct sales force, enables our company to focus on supporting our distribution channels, maintaining premier transmission quality and rapidly adapting innovative new communications products and services to our target markets. We believe that this approach enables us to provide a higher quality of service and gain an early to local market advantage.

         We recognize that a key driver in end user adoption of Internet communications services remains the ability to realize lower phone rates. Management believes it is critical to avail users of this benefit without sacrificing quality and ease of use, for example: avoiding the need to reconfigure their PC's or install new software on their computer in order to run new hardware. Further, bringing VoIP technology to the end user without the extra expense of software, allows us to realize a significant cost savings. This framework also supports our ability to rapidly integrate and facilitate the marketing of other profit-enhancing services, such as universal messaging, voice mail, broadcast faxing and conference calling. Add to these benefits to the end user ability, to place a call from anywhere using our service at a fraction of common long distance rates and we believe the end result is that of a satisfied user, which continues to utilize our services.

         Competition in telecommunications as a whole is substantial, and providers have enjoyed significant success by attracting consumers through bundled services. We believe that our customized VoIP offerings will expedite the transition of users to our bundled telephone services. Our target markets have unique usage patterns (like international intense usage) and preferences for bundled services. Our bundled services can be tailored to effectively cater to each customer target. Many of our targeted markets face less IP and VoIP competition such as Latin America, and the U.S. Hispanic market. We believe that the markets we have selected, due to their decreased competitiveness, and customer usage patterns, allows us the opportunity to benefit from higher margin revenues and margins which are less susceptible to price erosion.

         Most of our current and potential competitors, however, have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do. As a result, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their competing products and services. There are no assurances that we will ever effectively compete in our industry.

GOVERNMENT REGULATION

         We are subject to laws and regulations that are applicable to various Internet activities. There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet and telecommunications, including Voice over Internet Protocol (VoIP). In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations may be adopted with respect to the Internet relating to, among other things, fees and taxation of VoIP telephony services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy and quality of products and services. Changes in tax laws relating to electronic commerce could materially affect our business, prospects and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet or VoIP telephony services, may impose additional burdens on electronic commerce or may alter how we do business.

         New laws and regulations may increase our costs of compliance and doing business, decrease the growth in Internet use, decrease the demand for our services or otherwise have a material adverse effect on our business.

         The use of the Internet and private IP networks to provide voice communications services over the Internet are a relatively recent market development. Although the provision of such services is currently permitted by United States federal law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks.

         In the United States, the Federal Communications Commission ("FCC") has so far declined to conclude that IP telephony services constitute telecommunications services (rather than information services). The FCC held a forum on VoIP issues on December 1, 2003, which included regulatory classification issues. On March 10, 2004, the FCC released guidelines and questions upon which it is seeking public comment to determine what regulation, if any, will govern companies that provided VoIP services. Specifically, the FCC has expressed an intention to further examine the question of whether certain forms of phone-to-phone VoIP services are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone VoIP services bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services. The FCC has indicated that the mechanisms for contributing to the Universal Service Fund, issues as to applicability of access charges and other matters will be considered in that context. The FCC had previously opened a proceeding in response to a petition by AT&T that seeks a declaration to preclude local exchange carriers from imposing access charges on certain AT&T phone-to-phone IP services asserted to be provided over the Internet. The FCC has recently ruled that so called "pure" VoIP services that flow entirely over the Internet and never interconnect with the public switched telephone network, such as a computer-to-computer call, are not telecommunications services subject to regulation. The ruling specifically does not address whether traditional phone regulations might apply to VoIP services to end users that interconnect with the traditional telephone system.

         If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes, licensing or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund or other charges. Regulations requiring compliance with the Communications Assistance for Law Enforcement Act, or provision of enhanced 911 services could also place a significant financial burden on us. The imposition of any such additional fees, charges, taxes, licenses and regulations on VoIP services could materially increase our costs and may reduce or eliminate the competitive pricing advantage we seek to enjoy. We cannot predict what regulations, if any the FCC will impose.

         Although Internet telephony and VoIP services are presently largely unregulated by the state governments, state governments and their regulatory authorities may assert jurisdiction over the provision of intrastate IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. A number of state regulators have recently taken the position that VoIP providers are telecommunications providers and must register as such within their states. VoIP operators have resisted such registration on the position that VoIP is not, and should not be, subject to such regulations because VoIP is an information service, not a telecommunication service. In a recent federal court decision, the Minnesota Public Utilities Commission was enjoined in their attempt to enforce traditional phone regulations against Vonage, a VoIP provider. However, other states are not bound by that decision and may reject the VoIP operators position and may seek to subject us to regulation and require us to pay associated charges and taxes with respect to any services we offer in the U.S.. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services, and in several cases rulings have been obtained to the effect that the use of the Internet to provide certain intrastate services does not exempt an entity from paying intrastate access charges in the jurisdictions in question. As state governments, courts, and regulatory authorities continue to examine the regulatory status of Internet telephony services, they could render decisions or adopt regulations affecting providers of Internet telephony services or requiring such providers to pay intrastate access charges or to make contributions to Universal Service Funding. Should the FCC determine to regulate IP services, states may decide to follow the FCC's lead and impose additional obligations as well.

INTELLECTUAL PROPERTY

         Our success depends in part on our ability to protect our intellectual property. To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use our intellectual property. We can give no assurance that our agreements with employees, consultants and others who participate in development activities will not be breached, or that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors.

         We may pursue the registration of certain of our trademarks and service marks in the United States, although we have not secured registration of all our marks. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. In general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our content. Our failure or inability to protect our proprietary rights could materially adversely affect our business financial condition and results of operations.

         We have also obtained the right to the Internet address www.InComm.info. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use the Internet address; however, there can be no assurance in this regard and the loss of this address could materially adversely affect our business financial condition and results of operations.

EMPLOYEES

         Currently, a number of individuals are exclusively engaged with the Company on a consulting basis and are viewed as key principals of our business. As of March 31, 2006, none of the exclusive consultants have signed formal employment agreements and therefore we do not have any employees. All of the services provided by our executive officers and other personnel have been under the form of a full-time consulting arrangement. Following the closing of an offering, it is our present intention to convert those consultants to full-time employees of our company. At the present time the Company is engaged with 12 full time exclusive consultants and we anticipate that these consultants be hired to provide administrative support as well as staff our sales and marketing division.

OUR HISTORY

         We were originally incorporated in 1966 under the name Dixie National Corporation. On August 13, 1996, we changed our name to Ethika Corporation, and on April 2, 2001, we changed our name to Tradequest International, Inc.

         Until the sale on October 2, 1995 of our 99.3% owned subsidiary, Dixie National Life Insurance Company, a Mississippi corporation organized in 1965, we were an insurance holding company primarily engaged in the life insurance business. From 1996 through 1998, through our wholly-owned subsidiaries, Compass Data Systems, Inc., a Utah corporation acquired on August 17, 1996, Legislative Information Systems, Inc., a Virginia corporation acquired on June 10, 1997, and Text Retrieval Systems, Inc., a Florida corporation acquired on April 2, 1996, we were primarily engaged in publishing electronic reference libraries that link related data sources for convenient access by personal computers. In 1998, we divested ourselves of our electronic publishing business unit, which was comprised of Text Retrieval Systems, Inc., Compass Data Systems, Inc., and Legislative Information Systems, Inc., and these businesses were either sold or closed.

         On April 2, 2001, we closed an Agreement and Plan of Reorganization with Tradequest, Inc., a Utah corporation headquartered in Salt Lake City, Utah. Tradequest was a developmental stage company engaged in the business of providing barter exchange services for consumers and businesses. As a result of the reorganization, we changed our name to Tradequest International, Inc. New management was also appointed with Dean Casutt as the new President and Chairman. Mr. Casutt was the president and principal stockholder of Tradequest, Inc., purportedly operating the barter exchange business, which was to be the new business of the registrant. However due to legal proceedings against Mr. Casutt, initially unrelated to us, Mr. Casutt never began operations of the barter exchange services as our subsidiary.

         On September 19, 2002, we entered into a settlement agreement with Randall K. Read, Dean Casutt, Dennis Neilsen and Dennis Brovarone. The settlement agreement provided for the dismissal of a legal action by Mr. Read against us, Mr. Casutt, Mr. Neilsen and Mr. Brovarone, the rescission of the April 2001 reorganization agreement between our company and Tradequest, Inc., the resignations of Mr. Casutt, Catherine Casutt and Larry Casutt from our board of directors, the appointment of Mr. Read, Karleen Read and Ashley Jorgensen to our board of directors; the cancellation of 4,486,425 shares of common stock issued to Dean Casutt, Larry Casutt and Choice Holdings Inc. and the issuance of 2,335,000 shares to Randall K. Read, an individual and our former controlling stockholder. Pursuant to the terms of the agreement, we issued an aggregate of 40,278,490 shares of our common stock to Loyola Holdings, Inc. and Margot Hutchinson for a purchase price of U.S. $0.002731 per share, or an aggregate of $110,000.00. We issued 20,139,245 shares to Loyola Holdings, Inc. and 20,139,245 shares to Margot Hutchinson.

         On August 31, 2004, we entered into a Stock Purchase Agreement with Loyola Holdings, Inc., a Nevada corporation, Margot Hutchinson, an individual, and Randall K. Read, an individual and our former controlling stockholder. Pursuant to the terms of the agreement, we issued an aggregate of 40,278,490 shares of our common stock to Loyola Holdings, Inc. and Margot Hutchinson for a purchase price of U.S. $0.002731 per share, or an aggregate of $110,000. We issued 20,139,245 shares to price of U.S. $0.002731 per share, or an aggregate of $110,000. We issued 20,139,245 shares to Loyola Holdings, Inc. and 20,139,245 shares to Margot Hutchinson.

         As of the date of the agreement, we were authorized to issue 50,000,000 shares of common stock of which, 5,414,954 shares were issued and outstanding. The 40,278,490 shares constituted approximately 80% of the issued and outstanding shares of our common stock. Accordingly, with the closing of the agreement, a change in control of our company had occurred.

         Pursuant to the agreement, we also entered into a Release and Indemnity Agreement with Randall K. Read whereby Mr. Read agreed to release and indemnify us against all claims Mr. Read may have against us. Mr. Read further agreed to indemnify us and hold us and the purchasers harmless in respect of any and all claims, demands, actions, causes of action, damages, losses, costs, liabilities or expenses that existed, or is based on any action or inaction that occurred, prior to August 31, 2004. In consideration for Mr. Read's release and indemnification, we agreed to (i) pay Mr. Read cash in the amount of $102,500.00, (ii) assign him all right, title, and interest and royalty income from Text Retrieval Systems, Inc., pursuant to the sale of our former subsidiary in February, 1998, and (iii) issue him 4,305,566 shares of our common stock. The royalty payment is on each subscription of Text Retrieval Systems, Inc.'s HR Comply product and will continue until such time as a total royalty of $1,500,000 has been paid. This agreement has been cancelled prior to our merger with Incomm.

         Under the terms of the agreement, Mr. Ash Mascarenhas was appointed as a director, President, Chief Financial Officer and Secretary of our company and Randall K. Read, Karleen Reed, and Ashley R. Jorgensen resigned as directors. Mr. Mascarenhas is the controlling stockholder of Loyola Holdings, Inc.

         In July 2005 our stockholders approved the reincorporation of our company from Mississippi to Nevada.

         On August 19, 2005, we acquired 100% of the outstanding common stock of InComm, a development stage Nevada corporation, pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, we issued 3,805,099,870 shares of our common stock to the stockholders of InComm in exchange for 100% of the outstanding shares of common stock of InComm. Pursuant to the plan of reorganization, 40,278,490 shares of our common stock held by Loyola Holdings, Inc., an entity controlled by Ash Mascarenhas our then President and sole director, and Lalita Janke, his mother, were cancelled. As a result of the transaction InComm is a wholly-owned subsidiary of our company. For accounting purposes this transaction was accounted for as a reverse acquisition with InComm treated as the accounting acquiror and the reported results of operations of our company after completion of the transaction will reflect the historical operations of InComm.

RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

         We have incurred losses since our inception, and have an accumulated deficit of approximately $15.7 million at December 31, 2005. Our operations have been financed primarily through the issuance of debt. For the year ended December 31, 2005 we reported a net loss of $15.4 million and cash used in operations of $490,516. We had no cash and a bank overdraft of approximately $10,000 at December 31, 2005. In addition, we have $510,000 principal amount of notes which become due between February and March 2006. Our continued existence is dependent upon, among other things, our ability to raise capital to fund our ongoing operations and satisfy our obligations as they become due as well as our ability to market and sell our products and services successfully. Because we are subject to all of the business risks inherent in a new company with an unproven market, we cannot guarantee you that we will ever report profitable operations or generate sufficient revenue to sustain our company as a going concern.

WE HAVE A HISTORY OF LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT, AND WE CANNOT ASSURE YOU THAT WE WILL OBTAIN PROFITABILITY IN THE FUTURE OR TO CONTINUE AS A GOING CONCERN.

         For the fiscal year ended December 31, 2005, we reported nominal revenues of $12,146 and a net loss of $15.3 million. Our operations are not presently profitable and we anticipate that our operating results for future periods will include significant expenses, including product development expenses, sales and marketing costs and administrative expenses. There can be no assurance that we will be profitable in the future. The independent auditor's report for the fiscal year ended December 31, 2005 on our financial statements includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

         Historically, our operations have been financed primarily through the issuance of debt. Capital is typically needed to fund our ongoing operations and to pay our existing obligations. Our future capital requirements, however, depend on a number of factors, including our ability to grow our revenues, manage our business and control our expenses. We need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our company. We do not presently have any firm commitments for additional capital. We cannot assure you that additional working capital will be available to us in the future, or if available, upon terms acceptable to us. If we do not raise funds as needed, our ability to pay our obligations as they become due, provide for current working capital needs, grow our company, and continue our existing business and operations is in jeopardy. If we cease operations you could lose your entire investment in our company.

DEFAULTS UNDER VARIOUS DEBT INSTRUMENTS AND OTHER AGREEMENTS COULD EXPOSE US TO SUBSTANTIAL LIABILITIES.

         We are currently in default under certain loan instruments. We are negotiating with the noteholders to extend the maturity date of such loan instruments. We cannot assure you that the we will be able to reach agreement with such creditors. As a result, we may not have sufficient cash resources to maintain its operations or complete its business plan.

WE ARE DEPENDENT ON THIRD-PARTY COMMUNICATIONS INFRASTRUCTURE AND SERVICE PROVIDERS.

         Our business is dependent on providing our distributors and end users with efficient and reliable service. Our operations are dependent in part on our strategic alliances with communications infrastructure and services providers. Any failure of such third party providers to provide service as necessary may result in a reduction in, or interruption of, service to our end users, which could adversely affect our ability to generate revenues in future periods. A significant interruption of service could have a negative impact on our reputation and could lead our present and potential distributors not to use our services. The temporary or permanent loss of equipment or systems through casualty or operating malfunction could reduce revenues and harm our business.

WE MAY BE UNSUCCESSFUL IN ESTABLISHING AND MAINTAINING BRAND AWARENESS AND BRAND IDENTITY IS CRITICAL TO OUR COMPANY.

         Our success in the Internet telephony market will depend on our ability to create and maintain brand awareness for our product offerings. This may require a significant amount of capital to allow us to market our products and establish brand recognition and customer loyalty. We have only begun our efforts to establish a brand image and cannot assure you that we will ever be successful in these efforts. Many of our competitors are larger than us and have substantially greater financial resources. Additionally, many of the companies offering VoIP services have already established their brand identity within the marketplace. We can offer no assurances that we will be successful in establishing awareness of our brand allowing us to compete in the VoIP market. To promote our brands, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness and we may not generate a corresponding increase in revenue to justify these costs.

VOIP SERVICES MAY NOT BE ACCEPTED AS A SUBSTITUTE FOR TRADITIONAL TELEPHONE SERVICE.

         Our success depends on the continued development of the Internet as a commercial marketplace, which is uncertain. The markets for telecommunication services over the Internet are at an early stage of development and are rapidly evolving. Because the markets for our VoIP technology are new and evolving, it is difficult to predict the future growth (if any) and the future size of these markets. There can be no assurance that any market for our VoIP services will be developed or will continue to develop or become sustainable. Our ability to generate revenues will depend upon the acceptance of VoIP as a widely used medium for communication. A number of factors could prevent such acceptance, including the following:

      o VoIP is at an early stage and buyers may be unwilling to shift their telecommunication service from traditional based networks to those powered by the Internet, such as VoIP;

      o Increased government regulation or taxation may adversely affect the viability of electronic commerce;

      o Sufficient availability of telecommunication services or changes in telecommunication services could result in slower response times or increased costs in marketing and servicing our customers; and

      o Adverse publicity and consumer concern about the security and/or quality of VoIP could discourage its acceptance and growth.

THE VOIP MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO DEPEND ON NEW PRODUCT INTRODUCTIONS AND INNOVATIONS IN ORDER TO ESTABLISH, MAINTAIN AND GROW OUR BUSINESS. THE ABSENCE OF ENHANCEMENT AND EXPANSION OF THE PRESENT COMMUNICATION INFRASTRUCTURE, CONTINUED DEVELOPMENT OF NEW TECHNOLOGIES OR A LACK IN ACCEPTANCE THEREOF IN OUR TARGET MARKETS COULD HARM THE SALE OF OUR PRODUCTS.

         VoIP is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advances. To enter and compete successfully in this emerging market, we must continually design, develop, manufacture, and sell new and enhanced VoIP products and services that provide increasingly higher levels of performance and reliability at lower costs. These new and enhanced products must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing and selling such products and services will depend on a variety of factors, including:

      o  the identification of market demand for new products;
      o  access to sufficient capital to complete our development efforts;
      o  product and feature selection;
      o  timely implementation of product design and development;
      o  product performance;
      o  cost-effectiveness of products under development;
      o  securing effective manufacturing processes; and
      o  success of promotional efforts.

         Additionally, we may also be required to collaborate with third parties to develop our products and may not be able to do so on a timely and cost-effective basis, if at all. If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products in a timely manner or if such new or enhanced products do not achieve sufficient market acceptance, our operating results will suffer and our business will not grow.

         Finally, the success of our business model is dependent upon the continued deployment of broadband Internet services in our target markets. If for reasons beyond our control the expansion of broadband Internet services in our target markets ceases or is curtailed, we may not be able to sell our products and services in significant volumes and our business may be adversely affected.

OUR ABILITY AND PLANS TO PROVIDE TELECOMMUNICATION SERVICES AT ATTRACTIVE RATES ARISE IN LARGE PART FROM THE FACT VOIP SERVICES ARE NOT CURRENTLY SUBJECT TO THE SAME REGULATION AS TRADITIONAL TELEPHONY.

         Because their services are not currently regulated to the same extent as traditional telephony, VoIP providers can currently avoid paying charges that traditional telephone companies must pay. Many traditional telephone operators are lobbying the Federal Communications Commission (FCC) and the states to regulate VoIP on the same or similar basis as traditional telephone services. The FCC and several states are examining this issue. If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the universal service fund or other charges. Regulations requiring compliance with the Communications Assistance for Law Enforcement Act, or provision of enhanced 911 services could also place a significant financial burden on us. The imposition of any such additional fees, charges, taxes, licenses and regulations on VoIP services could materially increase our costs and may reduce or eliminate the competitive pricing advantage we seek to enjoy.

THE INTERNET TELEPHONY BUSINESS IS HIGHLY COMPETITIVE AND ALSO COMPETES WITH TRADITIONAL AND CELLULAR TELEPHONY PROVIDERS.

         The long distance telephony market and the Internet telephony market are highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, breadth of geographic presence, customer service, reliability, network size and capacity, and the availability of enhanced communications services. Our competitors include major and emerging telecommunications carriers in the U.S. and abroad. Financial difficulties in the past several years of many telecommunications providers are rapidly altering the number, identity and competitiveness of companies in the marketplace. Many of the competitors for our planned VoIP service offerings have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our ability to market our voice services.

         During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. All major telecommunications companies, including entities like AT&T, Sprint and MCI, as well as ITXC, iBasis, Net2Phone and deltathree.com either presently or potentially route traffic to destinations worldwide and compete or can compete directly with us. Other Internet telephony service providers focus on a retail customer base and compete with us. These companies may offer the kinds of voice services we currently offer or intend to offer in the future. In addition, companies currently in related markets have begun to provide VoIP services or adapt their products to enable VoIP services. These related companies may potentially migrate into the Internet telephony market as direct competitors. A number of cable operators have also begun to offer VoIP telephony services via cable modems, which provide access to the Internet. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet. We also compete with cellular telephony providers.

OUR DEPENDENCE ON THIRD PARTY DISTRIBUTORS COULD RESULT IN MARKETING AND DISTRIBUTION DELAYS, WHICH WOULD PREVENT US FROM GENERATING SALES REVENUES.

         We market and sell our services using a network of distributors. Our operating results will be highly dependent upon our ability to expand and maintain our distributor arrangements; our ability to establish and maintain coverage of geographic areas in our target markets and establish access to customers and markets; and the ability of our distributors to successfully market our products and services. While our agreements with our distributors are non-exclusive, the failure by one or more of our distributors to effectively sell our products and services could result in lower revenues.

OUR RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH RELIANCE ON DISTRIBUTORS WHO GENERATE SALES OUTSIDE THE U.S.

         We expect that a significant portion of our revenues will be derived from distributors who make sales outside the U.S. Because of our dependence on these third-party distributors and their non-U.S. customers, we are subject to certain risks, including, changes in a specific country or region's political or economic conditions or the adoption by a particular country of laws, rules or regulations which limit or prohibit the distributor's ability to sell our services in one or more countries. An economic downturn in one or more of our target markets could result in a reduced demand for services such as ours which would adversely affect our ability to increase our revenues in future periods. In addition, if one or more of the countries in our target markets were to adopt new laws or regulations which would have the effect of limiting our distributor's abilities to sell our services, our ability to increase our revenues in future periods would also be adversely impacted.

SINCE OUR CORPORATE OFFICE AND ONE OF OUR DATA CENTERS IS HOUSED IN A SINGLE LOCATION, WE ARE MORE SUSCEPTIBLE TO BUSINESS INTERRUPTION IN THE EVENT OF DAMAGE TO OR DISRUPTIONS IN OUR FACILITY.

         Our headquarters and one of our data centers are located in the same building in South Florida. Although we have a second, primary data center at the NAP of the Americas, because a substantial portion of our operations in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods and other natural disasters than if we had additional locations. Furthermore, because we are located in South Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and data center and surrounding infrastructure caused by a hurricane. We cannot assure you that we are adequately insured to cover the amount of any losses relating to any of these potential events, business interruptions resulting from damage to or destruction of our headquarters and data center or power and equipment failures or other events that do not occur on our premises.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

         Our success is dependent on the efforts and abilities of Luis Alvarez, our CEO, and certain other members of our technical staff. While InComm is a party to a consulting agreement with Mr. Angel Prol, InComm's Vice President of Operations, we are not a party to an employment or consulting agreement with any of the other individuals and the loss of the services of any of our executive officers or other key employees could have a materially adverse effect on our business, prospects, financial condition and results of operations.

         We must also continually implement and improve our services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. Any failure to implement and improve such operations could have a material, adverse effect on our business, operating results and financial condition.

ADDITIONAL CAPITAL RAISING EFFORTS IN FUTURE PERIODS MAY BE DILUTIVE TO OUR STOCKHOLDERS OR RESULT IN INCREASED INTEREST EXPENSE IN FUTURE PERIODS.

         As described above, we may seek to raise additional capital through the sale of equity and debt securities or a combination thereof. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

THE TRADING PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE EXTREMELY VOLATILE.

         The trading price of our common stock has been and is likely to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

      o  actual or anticipated variations in our quarterly operating results;

      o  additions or departures of key personnel;

      o  announcements of new services by us;

      o  conditions or trends in the Internet and online commerce;

      o  developments in Internet regulation;

      o announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

      o  sales of our common stock or other securities in the open market; and

      o other events or factors, including these described in this "Risk Factors" section and others that may be beyond our control.

         In the past, following declines in the market price of a company's securities, securities class-action litigation often has been instituted. Litigation of this type, if instituted, could result in substantial costs and a diversion of management's attention and resources.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN THE SHARES IS LIMITED. BECAUSE OUR COMMON STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

         The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of the Units cannot be assured any liquidity in their investment. In addition, the trading price of our common stock is currently below $5.00 per share and we do not anticipate that it will be above $5.00 per share for any sustained period of time in the foreseeable future. Because the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE, or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Business Conduct and Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently only have one independent director. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKEOVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

         Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of Nevada law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

         In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common stockholders.

ITEM 2.  DESCRIPTION OF PROPERTY

         We presently sub-lease approximately 4,400 square feet of office space from a shareholder on a month-to-month basis for a monthly base rent of $5,000. While these facilities are adequate for our needs in the immediate future, we may seek to relocate our principal executive offices and data center.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal stockholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTCBB under the symbol TRDQ. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                         High              Low
                                         ----              ---
Fiscal 2004

First quarter                           $ 0.10            $ 0.08
Second quarter                          $ 0.40            $ 0.01
Third quarter                           $ 0.40            $ 0.18
Fourth quarter                          $ 0.18            $ 0.18

Fiscal 2005

First Quarter                           $ 0.51            $ 0.18
Second Quarter                          $ 0.51            $ 0.18
Third Quarter                           $ 0.63            $ 0.18
Fourth Quarter                          $ 4.00            $ 0.42

         On April 5, 2006 the closing bid of our common stock as reported on the OTC Bulletin Board was $0.33 per share. At March 31, 2006 we had approximately 2,503 record owners of our common stock.

         The closing bid of our common stock was adjusted retroactively to reflect a reverse stock split of 1 to 65 effective October 11, 2005.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

RECENT SALES OF UNREGISTERED SECURITIES

         During December 2005, the Company issued two notes payable aggregating $100,000. The notes payable mature in March 2006. At the maturity date, the Company will repay $100,000 and issue 40,000 shares of its common stock. Additionally, the Company issued an aggregate of 60,000 warrants in connection with the issuance of the notes payable. The exercise price of such warrants is $1.50. The warrants expire in December 2009. Inasmuch as the purchasers who acquired the two notes were accredited investors within the meaning of of the Securities Act of 1933, were highly sophisticated, had access to and had previous knowledge pertaining to the operations of the Company, and had agreed to acquire the securities for investment purposes, the issuance of the notes and related common shares and warrants were exempt from registration under that Act by reason of Section 4(2) thereunder.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, and any compensation plans not previously approved by our stockholders as of December 31, 2005.

                              Number of       Weighted     Number of
                              securities to   average      securities remaining
                              be issued upon  exercise     available for future
                              exercise of     price of     issuance under equity
                              outstanding     outstanding  compensation plans
                              options,        options,     (excluding securities
                              warrants        warrants     reflected
                              and rights      and rights   in column (a))
                              (a)             (b)          (c)
                              --------------  -----------  ---------------------
Stock Incentive Plan

Equity compensation plans
not approved by stockholders    2,610,000       $ 0.01             N/A


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         On August 19, 2005, we acquired 100% of the outstanding common stock of InComm under the terms of a securities purchase agreement and plan of reorganization. Incomm is a development stage company seeking to operate as an Internet communications provider offering Voice over Internet Protocol (VoIP) and other services to small and medium size businesses and individuals with initial marketing programs aimed at the Latin American market. We have now assumed the operations of Incomm.

         The acquisition of Incomm was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements appearing elsewhere herein have been prepared as if Incomm was the acquiror. The results of operations discussed below represent the operations of Incomm through December 31, 2005. The results of operations subsequent to August 19, 2005 reflect the consolidated operations of Incomm and our company. We have retroactively restated our net loss per share and the stockholders' deficit section of our balance sheet to reflect the reverse acquisition.

PLAN OF OPERATION

         We have begun marketing our products and services during the third quarter of fiscal 2005. Over the course of the next 12 months, we intend continue to execute our business plan and focus our business development efforts in the following four key areas:

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

         In order to implement our business model it will be necessary for us to raise additional working capital.

         As we establish our operations and the demand for our products and services increases, subject to the availability of sufficient working capital, we intend to add personnel who will primarily focus in the areas of sales and marketing personnel, customer service and quality monitoring as well general and administrative to support growing operations.

GOING CONCERN

         We do not have sufficient liquid assets to fund our operations for the next 12 months. We have generated minimal revenue since inception and we have incurred net losses of approximately $15.3 million at December 31, 2005. Our ability to continue as a going concern is dependent upon our ability to develop a market for our products and services thereby increasing our revenues, obtain the necessary financing to meet our obligations and repay our liabilities, including those arising from normal business operations, when they come due, and to generate profitable operations in the future. To date we have funded our development primarily through the sale of debt securities. Our management plans to continue to provide for our capital requirements by issuing additional debt, equity or a combination of debt/equity securities. As described later in this section, we presently do not have any commitments for additional capital and cannot be assured of its availability. There are no assurances that we will have sufficient funds to execute our business plan or generate positive operating results. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included elsewhere in this annual report. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

         We account for our embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. We exercise significant judgment in estimating the fair value of the derivative liabilities. Areas of judgment include our expected volatility rate, expected risk-free interest rate, and expected dividend rate.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. We are currently evaluating the impact this new Standard will have on our financial position, results of operations or cash flows.

         In November 2004, the Financial Accounting Standards Board issued Statement No. 151 (SFAS 151), Inventory costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We currently believe that the adoption of SFAS 151 will not have a material impact on our financial position, results of operations and cash flows.

         In May 2005, the Financial Accounting Standard Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

         In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on our financial statements.

         In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS
150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements.

         In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

                                    For the             For the period
                                   nine-month         from April 6, 2004
                                  period ended           (inception) to       Variation        Variation
                                December 31, 2005       March 31, 2005            $                %
                                -----------------     ------------------     ------------     ------------
Revenues ..................       $     12,146           $     49,745        $    (37,599)         -76%

Cost of revenues ..........             66,843                 40,045              26,798           67%
                                  ------------           ------------        ------------     ------------

Gross profit(loss) ........            (54,697)                 9,700             (10,801)        -111%

Operating expenses:
Sales, general, and
 administrative expenses ..            407,266                410,279              (3,013)          -1%
Stock-based compensation ..          1,071,008                      -           1,071,008           NM
Sales, general, and
 administrative
 expenses-related party ...             47,700                 36,550              11,150           31%
                                  ------------           ------------        ------------     ------------
                                     1,525,974                446,829           1,079,145          242%

Net operating loss ........         (1,580,671)              (437,129)          1,143,542          262%

Other expense .............        (13,348,457)                     -          13,348,457           NM
Interest expense ..........           (356,940)                     -             356,940           NM
                                  ------------           ------------        ------------     ------------

Net loss ..................        (15,286,068)              (437,129)         14,848,939         3397%
                                  ============           ============        ============     ============

NM:  Not meaningful

NINE-MONTH PERIOD ENDED DECEMBER 31, 2005 ("FISCAL 2005") AS COMPARED TO THE PERIOD FROM APRIL 6, 2004 (INCEPTION) THROUGH March 31, 2005 REVENUES

REVENUES

         Our revenues during fiscal 2005 consisted primarily of sales of phone equipment and revenues from per-minute usage fees for our VoIP communication services. Our revenues during the prior period consist of a one-time charge to a distributor for phone equipment. The decrease in revenues for fiscal 2005 as compared to the prior period was primarily due not having made any shipment to the distributor during fiscal 2005 offset by revenues generated since the launch of our VoIP communication services the third quarter of 2005.

COST OF REVENUES

         Our cost of revenues consists of the cost of the phone equipment as well as the costs to secure our VoIP communication services with network carriers. The increase in our cost of revenues during fiscal 2005 when compared to the prior year period is primarily due to incurring fixed and variable costs from network carriers to secure our VoIP communication services associated with the launch of our VoIP services during the third quarter of 2005 offset by the lower costs of phone equipment sold during fiscal 2005 when compared to the prior year period.

SALES, GENERAL, AND ADMINISTRATIVE EXPENSES AND SALES, GENERAL AND ADMINISTRATIVE-RELATED PARTY

         Our sales, general, and administrative expenses consist primarily of consultant fees incurred in connection with the sales and support of our VoIP services. Our sales, general, and administrative expenses for fiscal 2005 are conistent with those incurred during the prior period.

STOCK-BASED COMPENSATION

         Our stock-based compensation consists primarily of the value of shares issued to certain stockholders and consultants of our subsidiary Incomm, pursuant to shares issued for services during fiscal 2005. We did not have a comparable transaction during the prior period.

OTHER EXPENSE

         Our other expense consists of the recognition of the fair value of embedded conversion feature, options, warrants, and other rights to receive shares issued and outstanding. The increase in other expense during fiscal 2005 when compared to the prior period is primarily attributable to the recognition of derivative liabilities upon issuance of these derivatives as well as an increase in fair value of the derivatives between their date of issuance and December 31, 2005.

INTEREST EXPENSE

         Interest expense consists primarily of the accretion of debt issued at a discount as well as interest accrued pursuant to various notes payable. The increase in interest expense during fiscal 2005 when compared to the prior period reflects the issuance of debt by us during fiscal 2005 for which no comparable transactions occurred during the prior period.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities for fiscal 2005 was approximately $470,000. Our net loss for the year was approximately $15.3 million and was adjusted as follows:

      o Fair value of derivative liabilities recognized during 2005 of approximately $13.3 million

      o Approximately $1.1 million for fair value of shares issued pursuant to a recapitalization of our subsidiary Incomm; and

      o Accrual of interest pursuant to notes payable and convertible promissory notes amounting to approximately $300,000 we issued during fiscal 2005.

         Cash used in operating activities for period from inception to March 31, 2005 was approximately $370,000. Our net loss for that year was approximately $340,000.

         Cash used in investing activity for fiscal 2005 was approximately $21,000, an increase of approximately $13,000 from the prior period which represented increased purchases of certain equipment.

         Net cash provided by financing activities for fiscal 2005 was approximately $490,000 as compared to $380,000 for the prior period. We financed our operating and investing activities during fiscal 2005 by issuing notes payable and convertible promissory notes amounting to $610,000 during fiscal 2005, which were offset by a repayment of notes of approximately $105,000 and payment of deferred financing fees. We financed our operating activities during the period from inception to March 31, 2005 by issuing shares of common stock generating proceeds of approximately $350,000 and the issuance of a convertible promissory note generating proceeds of $25,000.

         At December 31, 2005 we had no cash on hand, a bank overdraft of approximately $10,000 and a working capital deficit of $816,479, excluding derivative liabilities. Our independent auditors' report on our financial statements for fiscal year 2005 contained an explanatory paragraph regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations.

         Our future capital requirements depend primarily on the rate at which we can increase our revenues and thereby decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, the degree to which competitive products and services are introduced to the market, and our ability to attract key personnel as we grow. In addition to funds necessary to fund our recurring operating expenses and the continued implementation of our business model, we will required approximately $510,000 of short-term promissory notes which become due between February and March 2006. We do not presently have sufficient funds to satisfy these obligations and we will be required to raise additional working capital. Because we have no firm commitments from any third party to provide this financing, we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results. If we are unable to raise additional capital, we may be required to reduce or eliminate certain of our operations.

         We are negotiating with our noteholders to have the terms of the convertible promissory note and the notes payable extended until we raise sufficient funds to satisfy them.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-16, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 14, 2005 we dismissed HJ & Associates, LLC ("HJA") as our independent registered public accounting firm. HJA had been the independent registered public accounting firm for our company and audited the consolidated financial statements of Tradequest as of December 31, 2004, and for the period from January 1, 2001 (inception) through December 31, 2004. The reports of HJA on the financial statements of Tradequest for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, but did include an explanatory paragraph relating to our ability to continue as a "going concern" as a result of the lack of capital and a reliable source of revenues, and Tradequest not being sufficiently capitalized for its business plan. The decision to change accountants was approved unanimously by the Board of Directors.

         In connection with the audit for the two most recent fiscal years and in connection with HJA's review of the subsequent interim periods preceding dismissal on November 14, 2005, there have been no disagreements between our company and HJA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of HJA, would have caused HJA to make reference thereto in their report on our financial statements for these fiscal years. During the two most recent fiscal years and prior to the date hereof, we had no reportable events (as defined in Item 304(a)(1) of Regulation S-B).

         On November 14, 2005, we engaged Webb & Company, P.A. as our independent registered public accounting firm. We had not consulted with Webb & Company, P.A. regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues.

ITEM 8A. CONTROLS AND PROCEDURES

         Our management has concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods described by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         Our management, including the Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, our Chief Executive Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

         There was no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

       NAME                 AGE                    POSITIONS

Luis Alvarez                46           Chairman of the Board and CEO
Frank J. Erbiti             44           President and COO
Vincent A. Landis           58           Executive Vice President Administration
Thomas M. Biggs             32           Director, Secretary

         Luis Alvarez. Mr. Alvarez, a founder, President and CEO of InComm since its inception in May 2004. He has been Chairman and CEO of our company since our August 2005 acquisition of InComm. Prior to co-founding InComm, from 1998 to October 2003, Mr. Alvarez was the CEO and Chairman of Whitehall Enterprises, a publicly traded corporation (WTHL:PK). Mr. Alvarez took the company out of bankruptcy, including overseeing the filing of the plan of reorganization and arranging for the financing while in bankruptcy. While at Whitehall, Mr. Alvarez structured the acquisition of a mortgage bank in 1999, and within three years grew the originations of the mortgage bank from $90 million to more than $1 billion annually. In 2003, Whitehall was forced into involuntary bankruptcy in the State of Arizona and its assets were sold. Prior to Whitehall Enterprises, from 1994 to 1998 Mr. Alvarez was the President and CEO of Sentrex Financial Consultants, a Miami based financial management firm, where Mr. Alvarez managed a $17 million foreign national investment fund. From 1990 to 1993, he was president of The Knight Corporation, a financial management firm. Mr. Alvarez founded Sentrex Security Systems, Inc., a Miami based security and investigations firm and alarm company. Sentrex became the largest regional security company in Miami and eventually was sold to Pinkerton in 1990 where Mr. Alvarez was employed as Vice President of Business Development until 1991 as part of a transition agreement. Prior to founding Sentrex Security Systems, Mr. Alvarez served as a police officer in the Miami Police Department from 1981 to 1985.

         Frank J. Erbiti. Mr. Erbiti has served as our President and COO since our acquisition of InComm in August 2005. Mr. Erbiti has served as InComm's President and COO since January 2005. He is an experienced telecommunications executive with over 24 years of service at AT&T where he has held positions as Vice President and General Manager Florida, Indirect Channels, and International Markets. Mr. Erbiti had full financial responsibilities, overseeing the technical, operational and sales efforts of these business units. He holds a BS degree in Information Management System and an MBA from Florida International University plus a post-graduate business degree from the London Business School in England.

         Vincent A. Landis. Mr. Landis has served our Executive Vice President Administration since our acquisition of InComm in August 2005. Mr. Landis is a retired Major from the City of Miami Police Department where he served for 34 years until his retirement in 2001. During his tenure he brought advanced technological applications to the department, working with companies such as IBM, Unisys, AT&T, ExecuTrain, Bell South and others. While with the City of Miami Police Department, he was also responsible for the preparation, coordination and administration of multi-million dollar budgets, and bond issues. After leaving government service in 2001, from 2001 until 2003 Mr. Landis worked as the Chief Operating Officer of Alternative Lending Group a national mortgage company specializing in single family housing with eight brick and mortar locations nationwide. During his tenure with the company be brought originations from 100 million to over 1 billion. Additionally, he served on the Board of Directors of Whitehall. He graduated from St. Thomas University with a B.A. in Public Administration.

         Thomas M. Biggs. Mr. Biggs has served as Secretary and a member of our Board of Directors since our acquisition of InComm in August 2005. Since August 2004 he has also served as a member of the Board of Directors of InComm. Since 1996 Mr. Biggs has been Public Relations Director with Investor Relations Services, Inc., an investor and media relations firm, and has over eight years experience in providing public and investor relations services for publicly traded companies as well as advisory services for private companies on matters relating to fundraising and business model development.

KEY CONSULTANTS

         Angel Prol. Mr. Prol served as InComm's Systems Manager from March 2005 to November 2005 and is currently serving as Vice President of Operations. From 1996 until November 2004, Mr. Prol has held various positions with US Telecom Group, from supporting maintenance on the US Telecom's prepaid calling card platform, international equipment installations, Fraud Control, Sales, and Project Analysis. While at US Telecom he was responsible for negotiating service and installations agreements with multinational foreign telecommunication companies such as Telefonicaa del Peru, CanTv of Venezuela, Salvador Network of El Salvador, TelGua on Guatemala, ICE in Costa Rica, Cables & Wireless of Panama and ETECSA in Cuba. From 1993 to 1995 Mr. Prol was employed with the Panama state telecommunications company Telecommunication International Service of Panama where he developed the company's billing system for commercial international customers.

         Marlene Moonjian. Mrs. Moonjian has served as InComm's Vice President of Sales since January 2005 and is responsible for developing InComm's target markets. Since 1988, Mrs. Moonjian has successfully operated her own businesses in North and South America building a network of contacts in Argentina, Brazil, Chile, Colombia, Costa Rica, Venezuela, and Uruguay. Mrs. Moonjian has implemented sales organizations with as many as 10,000 distributors in Latin America. During 2002 and 2003 Mrs. Moonjian was Director of Sales for VoiceGlo and focused her efforts in the Latin market in South and Central America as well as ethnic populations in the U.S. In 2004 she co founded M100, a start up VoIP company, and served as its President.

         Cy A. Caine. Mr. Caine has served as InComm's Vice President and Chief Technology Officer from April 2005 through March 2006 and currently is our exclusive consultant for our network systems. Mr. Caine, a 20-year veteran of the communications industry, joined InComm in 2004 to leverage his expertise in designing and implementing VoIP application solutions. Prior to joining InComm, from March 2001 to June 2005 Mr. Caine managed EZCall Infotech Corporation's international VoIP network, providing VoIP services to IDT, AT&T, Sprint, MCI and numerous second and third tier carriers. Prior to his employment with EZCall, from June 2000 to March 2001 Mr. Caine managed the development of a telecommunication provisioning and support system for GE Capital New Enterprise Worldwide Services and held the position of Director of Operations for Long Distance International.

DIRECTOR COMPENSATION

         Members of our Board of Directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses for attending board and board committee meetings.

COMMITTEES OF THE BOARD OF DIRECTORS AND AUDIT COMMITTEE FINANCIAL EXPERT

         Our Board of Directors has not established any committees, including an Audit Committee or a Nominating Committee. The functions of those committees are being undertaken by the entire board as a whole. At such time as we expand our Board of Directors, we intend to establish an Audit Committee of our Board of Directors. We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

         None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

      o understands generally accepted accounting principles and financial statements,

      o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

      o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

      o  understands internal controls over financial reporting, and

      o  understands audit committee functions.

CODE OF ETHICS

         We are in the process of adopting a Code of Business Conduct and Ethics applicable to our employees which also contains a Code of Ethics specifically for our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote

      o  honest and ethical conduct,

      o full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

      o  compliance with applicable laws, rules and regulations,

      o  the prompt reporting violation of the code, and

      o  accountability for adherence to the code.

         A copy of our Code of Business Conduct and Ethics will be filed with the Securities and Exchange Commission as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, Florida 33308.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2005 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2005, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the above Board members failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such (the "Named Executive Officers") whose annual compensation exceeded $100,000.

                                         SUMMARY COMPENSATION TABLE
                                   Annual Compensation                Long-term compensation
                               ---------------------------   ---------------------------------------------
Name                                             Other                    Securities             All other
and                                              Annual      Restricted   underlying   LTIP      compen-
principal             Fiscal   Salary    Bonus   Compen-     stock        options/     payouts   sation
position              Year     ($)       ($)     sation($)   awards($)    SARs (#)     ($)       ($)
----------------------------------------------------------------------------------------------------------
Luis Alvarez (1)      2005     $     0   $0      $38,442     $0           0            $0        $      0

Ash Mascarenhas (2)   2005     $     0   $0      $     0     $0           0            $0        $      0
                      2004     $     0   $0      $ 5,142     $0           0            $0        $      0

Randall K. Reed (3)   2004     $22,500   $0      $     0     $0           0            $0        $877,500
                      2003     $20,000   $0      $     0     $0           0            $0        $      0

__________

(1) Mr. Alvarez has served as our President and Chief Executive Officer since August 2005. Mr. Alvarez' compensation consists primarily of reimbursement for automobile expenses and a consulting fee.

(2) Mr. Mascarenhas served as our President from August 2004 until August 2005. Other annual compensation reflects reimbursement by us of legal fees incurred by Mr. Mascarenhas.

(3) Mr. Reed served as our President from September 2002 until August 2004. All other compensation for fiscal 2004 includes $102,500 in cash and 4,305,556 shares of our common stock valued at $775,000 paid to Mr. Read under a release and indemnity agreement.

EMPLOYMENT AGREEMENTS

         We are not presently a party to any employment agreements.

CONSULTING AGREEMENT WITH MR. PROL

         In March 2005 InComm entered into a three-year consulting agreement with Mr. Angel Prol to serve as System Administrator and to consult with us on a full time basis relating to VoIP and IP solutions. Under the terms of the agreement InComm pays him a monthly fee of $6,000 and he is entitled to bonuses at our discretion upon meeting certain goals. InComm granted him 225,000 shares of InComm's common stock. InComm also agreed to provide Mr. Prol with medical and other insurance premiums and to bear all expenses incurred by him under the agreement. The agreement can be terminated in certain instances including non-performance and it contains customary non-interference and confidentiality provisions. Subsequent to the agreement, Mr. Prol was promoted to Vice-President of Operations.

STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 2005 to the Named Executive Officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options were issued to our Named Executive Officers during 2005.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

No options were issued to or exercised by our Named Executive Officers during 2005.

INCOMM'S STOCK OPTIONS INCENTIVES PURSUANT TO AN INDIVIDUAL ARRANGEMENT

         InComm has issued Ms.Moonjian options to purchase 2,610,000 shares of its common stock at an exercise price of $0.01 per share. These options vest immediately upon InComm reporting annual gross revenues of at least $20 million, and a pro-rata amount of these options vest immediately upon InComm reporting annual gross revenues of at least $10 million.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At March 31, 2006 we had 67,129,373 shares of our common stock issued and outstanding for beneficial ownership purposes, which includes 10,000,000 warrants exercisable at a price of $0.001 per share. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2006 by:

      o each person known by us to be the beneficial owner of more than 5% of our common stock;

      o  each of our directors;

      o  each of our executive officers; and

      o  our executive officers, directors and director nominees as a group.

         Unless otherwise indicated, the business address of each person listed is in care of at 2400 East Commercial Boulevard, Suite 612, Fort Lauderdale, Florida 33308. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

NAME OF                                    AMOUNT AND NATURE OF       PERCENTAGE
BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP        OF CLASS
----------------                           --------------------       ----------

Luis Alvarez ..............................     10,000,000               14.9%
Frank J. Eribiti ..........................      3,561,667                5.3%
Vincent A. Landis .........................      6,000,000                8.9%
Thomas M. Biggs(1) ........................        600,000                 *
All officers and
 directors as a group (four persons)(1) ...     20,161,667               29.1%
Charles Arnold ............................      6,500,000                9.7%
Patricia Lindner(2) .......................      5,802,880                8.6%
__________

* represents less than 1%

(1) Excludes any shares of common stock owned by Investor Relations Services, Mr. Bigg's employer.

(2) Includes warrants to purchase 4,730,000 shares of our common stock at an exercise price of $0.001 per share.

(3) We previously issued 10,000,000 shares to Brickman Holdings Ltd. in exchange for various equipment and intellectual property rights. Inasmuch as the agreement to issue such shares by InComm resulted from misleading and fraudulent misrepresentations by Brickman Holdings and its principal relative to the rights and assets that InComm was purported to be receiving, we terminated the agreement due to a failure of consideration and fraudulent misrepresentations. The Company has reserved the right and will evaluate the possibility of commencing an action against Brickman Holdings and its principal at a future time if it is in the interests of the Company. We exclude the shares previously issued to Brickman Holdings from the amount of shares issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 31, 2004, we entered into a Stock Purchase Agreement with Loyola Holdings, Inc., a Nevada corporation, Margot Hutchinson, an individual, and Randall K. Read, an individual and our former controlling stockholder. Pursuant to the terms of the agreement, we issued an aggregate of 40,278,490 shares of our common stock to Loyola Holdings, Inc. and Margot Hutchinson for a purchase price of $0.002731 per share, or an aggregate of $110,000.00. We issued 20,139,245 shares to Loyola Holdings, Inc. and 20,139,245 shares to Margot Hutchinson.

         As of the date of the agreement, we were authorized to issue 50,000,000 shares of common stock of which, 5,414,954 shares were issued and outstanding. The 40,278,490 shares constitute approximately 80% of the issued and outstanding shares of our common stock. .Accordingly, with the closing of the agreement, a change in control of our company had occurred.

         Pursuant to the agreement, we also entered into a Release and Indemnity Agreement with Randall K. Read whereby Mr. Read agreed to release and indemnify us against all claims Mr. Read may have against us. Mr. Read further agreed to indemnify us and hold us and the purchasers harmless in respect of any and all claims, demands, actions, causes of action, damages, losses, costs, liabilities or expenses that existed, or is based on any action or inaction that occurred, prior to August 31, 2004. In consideration for Mr. Read's release and indemnification, we agreed to:

      o  pay Mr. Read cash in the amount of $102,500.00,

      o assign to Mr. Read all right, title, and interest and royalty income from Text Retrieval Systems, Inc., pursuant to the sale of our former subsidiary in February, 1998, and

      o  issue 4,305,566 shares of our common stock to Mr. Read.

         The royalty payment is on each subscription of Text Retrieval Systems, Inc.'s HR Comply product and will continue until such time as a total royalty of $1,500,000 has been paid. This agreement was cancelled prior to the merger with Incomm.

         During the three months ended March 31, 2005, we issued convertible promissory notes to certain of our stockholders in the amounts of $2,761, due on demand. The promissory notes accrue interest at 12% per annum and are convertible at $0.09 per share. As of March 31, 2005 notes payable totaled $16,457 that includes interest of $436 and no conversions took place. As of March 31, 2005 and the date of this report the Company did not have enough authorized shares available in case of conversion of these notes. Until the Company has adequate shares available to convert the debt the debt cannot be converted. This obligation was satisified prior to our merger with Incomm.

         We sublease our principal office space from an entity affiliated to one of our stockholders. The sublease agreement expired in July 2005. The sublease provides monthly payments of approximately $5,000 and is now renewable every month. We incurred approximately $64,000 and $21,000 during fiscal 2005 and 2004, respectively.. We paid the lessor $5,000 during fiscal 2005 and issued 33,032 shares of our common stock valued at $5,000 during fiscal 2004. At December 31, 2005 we owe the lessor approximately $75,000 in connection with this sublease.

         During June 2005, we issued a note payable to Arlington Investment Group, Inc., an entity owned by Vincent Landis, our Executive Vice-President Administration for $200,000. The note payable initially matured on December 15, 2005 and was extended until May 15, 2006. The note bears interest at 14% per annum with a premium payment of $200,000 due on December 15, 2005, which was also extended to May 15, 2006. During the nine-months ended December 31, 2005, the Company recognized $210,567 of interest expense under this note. The amount payable under the note, including accrued interest amounts to $410,567 at December 31, 2005. The note is secured by substantially all our assets.

         During fiscal 2005 Mr. Alvarez, our CEO, has advanced us $8,500 for working capital. We have repaid $2,016 of that amount and at December 31, 2005 the balance remains outstanding. The advance does not pay interest and is due on demand.

ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.                        DESCRIPTION

2.1 Agreement and Plan of Reorganization with Tradequest, Inc. dated November 21, 2001 (1)

2.2         Agreement and Plan of Merger for redomestication (2)

2.3 Securities Purchase Agreement and Plan of Reorganization dated as of August 19, 2005 by an among Tradequest International, Inc., InComm Holdings Corp., Loyola Holdings, Inc., Lalita Janke and the stockholders of InComm Holdings Corp. (4)

3.1         Articles of Incorporation(2)

3.2         Certificate filed in Nevada On 10-5-05 Re: Reverse *

3.3         Bylaws (3)

4.1         Convertible Promissory Note dated March 22, 2005 *

4.2         Promissory Note dated June 14, 2005 *

4.3         Promissory Note dated December 15, 2005 *

4.4         Promissory Note dated February 15, 2006 *

4.5         Promissory Note dated December 15, 2005 *

4.6         Promissory Note dated March 15, 2006 *

4.7         Promissory Note dated December 15, 2005 *

4.8         Promissory Note dated March 15, 2006 *

4.9         Promissory Note date August 15, 2005 *

4.10        Amendment to Promissory Note date August 15, 2005 *

4.11        Promissory Note dated June 30,2005 *

10.1        Settlement Agreement dated September 19, 2002 (5)

10.2 Stock Purchase Agreement by and between Loyola Holdings, Inc., Margo Hutchinson, Tradequest International, Inc. and Randy Reed dated as of August 31, 2004 (6)

10.3 Release and Indemnity Agreement by and between Tradequest International, Inc. and Randall K. Reed dated as of August 31, 2004
            (6)

16.1        Letter from HJ Associates, LLC to the SEC dated December 2, 2005 (7)

21.1        Subsidiaries of the registrant *

23.1        Consent of Independent Public Accounting Firm *

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
__________
*   filed herewith

(1) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(2) Incorporated by reference to the definitive Information Statement on
    Schedule 14C as filed with the SEC on July 26, 2005.

(3) Incorporated by reference to the preliminary Information Statement on
    Schedule 14 C as filed with the SEC on July 12, 2005.

(4) Incorporated by reference to the Current Report on Form 8-K as filed on August 19, 2005.

(5) Incorporated by reference to the Current Report on Form 8-K as filed on June 26, 2003.

(6) Incorporated by reference to the Current Report on Form 8-K as filed on September 9, 2004.

(7) Incorporated by reference to the Current Report on Form 8-K as filed on December 5, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         HJ Associates, LLC served as our independent registered public accounting firm for fiscal 2004 and Webb & Company, P.A. served as our independent registered public accounting firm for fiscal 2005. The following table shows the fees that were billed for the audit and other services provided by those firms for the 2005 and 2004 fiscal years.

                                     Fiscal 2005       Fiscal 2004
                                     -----------       -----------

Audit Fees ...................        $ 15,440           $ 9,916
Audit-Related Fees ...........               0                 0
Tax Fees .....................               0                 0
All Other Fees ...............               0                 0
                                      --------           -------
         Total ...............        $ 15,440           $ 9,916
                                      ========           =======

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2005 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Tradequest International, Inc.

April 17, 2006                          By: /s/ Luis Alvarez
                                            ----------------
                                            Luis Alvarez, CEO and President,
                                            principal executive officer and
                                            principal financial and
                                            accounting officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                            Date
     ---------                        -----                            ----


/s/ Luis Alvarez         President, Chief Executive Officer,      April 17, 2006
----------------         Chairman of the Board, principal
Luis Alvarez             executive officer and principal
                         accounting officer


/s/ Thomas Briggs        Secretary and director                   April 17, 2006
-----------------
Thomas Briggs

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
  Tradequest International, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Tradequest International, Inc. and subsidiary as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Tradequest International, Inc. and subsidiary as of December 31, 2005 and the results of its operations and its cash flows for the nine months then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $15,286,068, a negative cash flow from operations of $465,796, a working capital deficiency of $14,289,309 and a stockholders' deficiency of $14,247,916. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 14, 2006

                         TRADEQUEST INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005

                                     ASSETS

Current Assets:
  Cash .........................................................   $          -

  Property and equipment, net of accumulated depreciation
   of $4,879 ...................................................         24,893
  Deferred financing fees ......................................         10,000
  Security deposits ............................................          6,500
                                                                   ------------

     Total assets ..............................................   $     41,393
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Bank overdraft ...............................................   $     10,256
  Accounts payable and accrued expenses ........................         40,626
  Accounts payable to related party ............................         75,250
  Other liabilities ............................................          2,500
  Due to chief executive officer ...............................          6,484
  Derivative liabilities .......................................     13,420,764
  Accrued interest on notes payable ............................          2,088
  Convertible promissory note, net .............................        104,745
  Note payable to related party, net ...........................        410,567
  Notes payable, net ...........................................        216,029
                                                                   ------------

     Total current liabilities .................................     14,289,309

Stockholders' Deficit:
  Preferred stock; $0.001 par value, 10,000,000 shares
   authorized, none issued and outstanding .....................              -
  Common stock; $.001 par value, 100,000,000 shares
   authorized, 57,093,484 issued and outstanding ...............         57,093
  Additional paid-in capital ...................................      1,418,188
  Accumulated deficit ..........................................    (15,723,197)
                                                                   ------------

     Total stockholders' deficit ...............................    (14,247,916)
                                                                   ------------

     Total liabilities and stockholders' deficit ...............   $     41,393
                                                                   ============


                       See Notes to Financial Statements.

                         TRADEQUEST INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                            For the             For the period
                                           nine-month         from April 6, 2004
                                          period ended            (inception)
                                        December 31, 2005     to March 31, 2005
                                        -----------------     ------------------

Revenues ..........................       $     12,146           $     49,745

Cost of revenues ..................             66,843                 40,045
                                          ------------           ------------

Gross profit: .....................            (54,697)                 9,700

Operating expenses:
  Sales, general and administrative            407,266                410,279
  Stock-based compensation ........          1,071,008                      -
  Sales, general and administrative
   - related party ................             47,700                 36,550
                                          ------------           ------------
     Total operating expenses .....          1,525,974                446,829
                                          ------------           ------------

     Operating loss ...............         (1,580,671)              (437,129)
                                          ------------           ------------

Other expenses:
Other expense-derivatives .........        (13,348,457)                     -
Interest expense-related party ....           (210,567)                     -
Interest expense ..................           (146,373)                     -
                                          ------------           ------------

Net loss ..........................       $(15,286,068)          $   (437,129)
                                          ============           ============

Basic and diluted loss per share ..              (0.39)          $      (0.03)
                                          ============           ============

Basic and diluted weighted average
 shares outstanding ...............         38,752,518             14,021,000
                                          ============           ============

                       See Notes to Financial Statements.

                                          TRADEQUEST INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT For the Period from
                                  Inception (April 6, 2004) to December 31, 2005
                                                                          Additional
                                Preferred Stock       Common Stock         paid-in     Accumulated
                                Shares      $       Shares        $        capital        Losses         Total
                                ------   ------   ----------   -------   -----------   ------------   ------------
Balance April 6, 2004 .......        -   $    -            -   $     -   $         -   $          -   $          -

Issuance of common shares to
 founder ....................        -        -   10,000,000    10,000             -              -         10,000

Issuance of shares pursuant
 to private placement .......        -        -   10,000,000    10,000       344,917              -        354,917

Issuance of shares to pay
 rent .......................        -        -       33,333        33         1,150              -          1,183

Net loss ....................        -        -            -         -             -       (437,129)      (437,129)
                                ------   ------   ----------   -------   -----------   ------------   ------------

Balance at March 31, 2005 ...        -        -   20,033,333    20,033       346,067       (437,129)       (71,029)

Issuance of shares for
 services ...................        -        -   30,341,666    30,342     1,031,616              -      1,061,958

Issuance of shares pursuant
 to merger ..................        -        -      150,318       150       (25,280)             -        (25,130)

Issuance of shares to satisfy
 note payable ...............        -        -       40,000        40        40,360              -         40,400

Issuance of shares in lieu of
 payment of interest notes
 payable ....................        -        -        7,111         7         6,535              -          6,542

Issuance of shares pursuant
 to conversion of convertible
 promissory notes ...........        -        -    6,521,056     6,521        18,890              -         25,411

Net loss ....................        -        -            -         -             -    (15,286,068)   (15,286,068)
                                ------   ------   ----------   -------   -----------   ------------   ------------

Balance at December 31, 2005         -   $    -   57,093,484   $57,093   $ 1,418,188   $(15,723,197)  $(14,247,916)
                                ======   ======   ==========   =======   ===========   ============   ============

                                        See Notes to Financial Statements.

                                                        F-4

                                          TRADEQUEST INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               For the             For the period
                                                                              nine-month         from April 6, 2004
                                                                             period ended            (inception)
                                                                           December 31, 2005      to March 31, 2005
                                                                           -----------------     ------------------
Cash flows from operating activities:
Net loss ..................................................................  $(15,286,068)           $ (437,129)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of debt discount ...........................................        47,896                     -
  Fair value of shares issued for rent ....................................             -                 1,183
  Fair value of shares issued to founders .................................             -                10,000
  Fair value of shares issued for services ................................     1,061,958                     -
  Fair value of derivative liabilities at date of issuance ................       504,705                     -
  Increase in fair value of derivative liabilities ........................    12,839,354                     -
  Fair value of shares issued in satisfaction of interest on note payable .         6,542                     -
  Depreciation ............................................................         4,879                     -
Changes in operating assets and liabilities
  Accounts receivable .....................................................             -                     -
  Accounts payable to related party .......................................        43,150                36,550
  Security deposits .......................................................        (3,500)               (3,000)
  Other liabilities .......................................................         2,500                     -
  Accounts payable and accrued expenses ...................................        14,613                21,562
  Accrued interest on promissory notes-related party ......................       210,567                     -
  Accrued interest on promissory notes ....................................        87,608                     -
                                                                             ------------            ----------

Net cash used in operating activities .....................................      (465,796)             (370,834)

Cash flows used in investing activity:
  Purchase of property and equipment ......................................       (21,388)               (8,384)

Cash flows from financing activities:
  Proceeds from issuance of convertible promissory notes ..................        85,000                25,000
  Payment of deferred financing fees ......................................       (10,000)                    -
  Repayment of principal of convertible promissory notes ..................        (5,255)                    -
  Repayment of principal of promissory note ...............................      (100,000)
  Proceeds from issuance of shares of common stock ........................             -               354,917
  Due to chief executive officer ..........................................         6,484                     -
  Use of bank overdraft ...................................................        10,256                     -
  Proceeds from issuance of notes payable .................................       500,000                     -
                                                                             ------------            ----------

Net cash provided by financing activities .................................       486,485               379,917

(Decrease) increase in cash ...............................................          (699)                  699

Cash, beginning of period .................................................           699                     -
                                                                             ------------            ----------

(Bank overdraft) cash, end of period ......................................  $          -            $      699
                                                                             ============            ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest ................................  $     11,745            $       -
                                                                             ============            ==========

  Cash paid during the period for taxes ...................................  $          -            $       -
                                                                             ============            ==========

Supplemental schedule of non-cash financing and investing activities:

Liabilities assumed upon merger ...........................................  $     25,130            $       -
                                                                             ============            ==========

Fair value of shares issued in connection with satisfaction of note payable  $     40,400            $       -
                                                                             ============            ==========

Fair value of warrants issued in connection with satisfaction of note
payable and corresponfing increase in derivative liabilities ..............  $      7,200            $       -
                                                                             ============            ==========

                                        See Notes to Financial Statements.

                                                        F-5

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

The acquisition of Incomm was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as if Incomm was the acquiror. The results of operations discussed below represent the operations of Incomm through December 31, 2005. The results of operations subsequent to August 19, 2005 reflect the consolidated operations of Incomm and the Company. We have retroactively restated our net loss per share and the stockholders' deficit section of our balance sheet to reflect the reverse acquisition.

During September 2004, Incomm had acquired a 51% interest in VOIP2 as well as software and equipment valued at approximately $1,075,000 in exchange for 1,000,000 shares of common stock of the Company (the "Acquisition"). VOIP2 has not operated under the Company's management, had no assets or liabilities and has since been dissolved. The Company never took possession of the equipment and believes that the former operators of VOIP2 misrepresented certain facts about the Acquisition. The Company has not accounted for such shares as outstanding for financial reporting purposes, since it does not consider that it has received the bargained-for consideration for the issuance of such shares. No claims have been filed yet to issue such shares and the Company will challenge that any shares should be issued pursuant to the Acquisition.

Going Concern
-------------

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $15.7 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risks
-----------------------------

The Company is subject to concentrations of credit risk primarily from cash. During fiscal 2005, the Company has reached bank balances exceeding the FDIC insurance limit. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Product Concentration
---------------------

The Company earns all of its revenues from providing worldwide Voice over Internet Protocol and other services to small and medium size businesses and individuals.

Customer Concentration
----------------------

The Company earned 100% of its revenues for the period from inception to March 31, 2005 from one customer. None of the Company's clients accounted for more than 10% of its revenues during fiscal 2005.

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

Property and Equipment
----------------------

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following as of December 31, 2005:

Computer equipment and software ........     $ 29,772
Accumulated depreciation ...............       (4,879)
                                             --------
                                             $ 24,893
                                             ========

Depreciation expense amounted to approximately $5,000 during the nine-month period ended December 31, 2005.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Loss per Share
--------------

Basic and loss per share is based on the weighted average number of common shares outstanding. The outstanding 12,235,000 warrants and 2,610,000 options as of December 31, 2005 are excluded from the loss per share computation due to their antidilutive effect. There are no warrants or options outstanding at December 31, 2004.

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

The Company generally invoices its customers upon ordering. Revenues from the sale of phone equipment are recognized upon shipment by the reseller to the end-user. Revenues from the Internet communications services are in the period such services are used by the end-user. The invoices are based on specific list prices for phone equipment and per minute rates for Internet communications services. The Company adjusts its product prices and services rates based on volume of services and marketing promotion programs. All adjustments are recorded at the time the services are rendered.

Segment reporting
-----------------

The Company operates in one segment, Internet communications. The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statement of operations.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Derivative Liabilities
----------------------

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively.

Property and Equipment
----------------------

Computer and office equipment are stated at cost, and will be depreciated over their estimated useful life, using the straight-line method, which is three years.

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

Stock-Based Compensation
------------------------

The Company has not granted options to employees since inception. However, it granted 2,610,000 options to a consultant during fiscal 2005. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the fair value of the underlying stock.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company subleases space used for its headquarters' and operational activities from an entity affiliated to one of its stockholders. The sublease provides monthly payments of approximately $5,000 and is now renewable every month. The Company incurred approximately $48,000 and $37,000 during the nine month period ended December 31, 2005 and during the period from inception to March 31, 2005, respectively. The Company paid to such related party $5,000 during the nine month period ended December 31, 2005 and issued 33,032 shares of its common stock during the period from inception to March 31, 2005. The Company owes the related party approximately $75,000 in connection with this sublease at December 31, 2005. The sublease agreement expired in July 2005 and the Company leases its premises on a month-to-month basis.

During June 2005, the Company issued a $200,000 note payable an entity wholly-owned by one of its executive officers. The note is secured by substantially all assets of the Company. The note bears interest at 14% per annum and includes a repayment premium of $200,000 at December 15, 2005. The note, including accrued interest and premium initially matured on December 15, 2005 and was extended to February 15, 2006 and further extended to May 15, 2006. The Company recognized approximately $211,000 of interest expense in connection with this note during the nine-month period ended December 31, 2005. The amount payable under the note amounts to approximately $410,000 at December 31, 2005.

NOTE 3 - DUE TO CHIEF EXECUTIVE OFFICER

The Company's chief executive officer advanced $8,500 to the Company during the nine-month period ended December 31, 2005. The Company repaid $2,016 on the advance during the same period and now owes approximately $6,500 at December 31, 2005. The advance does not bear interest and is payable on demand.

NOTE 4 - DERIVATIVE LIABILITIES

During March 2005, we issued a convertible promissory note. The lender has the option to convert up to $100,000 principal and accrued interest into shares of the Company at a 25% discount of the fair value of the shares at the date of conversion. In connection with the issuance of the convertible promissory note, the Company also issued 2,200,000 warrants exercisable at $0.10 per share.

As a resulting of the issuance of the promissory note with such terms, there is no explicit number of shares that are to be delivered upon satisfaction of the convertible promissory note, the Company is unable to assert that it had sufficient authorized and unissued shares to settle such note. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and options as well as those issued in the future, would be classified as liabilities as well, effective with the issuance of the convertible promissory note. Absent other transactions which would warrant the same accounting treatment, the Company will discontinue the recognition of derivative liabilities once it can assert that it has a sufficient amount of authorized and unissued shares settle its obligations which can be settled in shares.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 4 - DERIVATIVE LIABILITIES - CONTINUED

The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, when appropriate, and should be accounted for as separate derivatives with a corresponding value recorded as liability.

The embedded conversion feature comprises the additional shares issuable pursuant to the 25% discount of the fair value of the shares at the date of conversion.

The fair value of the derivative liabilities at the date of issuance of the convertible promissory note and at December 31, 2005 is as follows:

                                        At issuance         At December 31, 2005
                                        -----------         --------------------

Freestanding warrants .............      $      -               $  2,244,000
Embedded conversion feature .......        41,905                    101,571
Other outstanding Options
 and warrants .....................         N/A                   11,067,300

The Company computed the fair value of this embedded derivative using the Black Scholes valuation model with the following assumptions:

At the date of issuance of the convertible promissory note and related warrants
-------------------------------------------------------------------------------

Freestanding warrant - convertible promissory note

                                        At issuance         At December 31, 2005
                                        -----------         --------------------

Market price: .....................       $ 0.035                  $ 1.10
Exercise price: ...................       $ 0.10                   $ 0.10
Term: .............................       3 years                2.25 years
Volatility: .......................          0%                     110%
Risk-free interest rate: ..........        2.78%                    4.39%
Number of warrants: ...............      2,200,000                2,200,000

Embedded conversion feature

                                        At issuance         At December 31, 2005
                                        -----------         --------------------

Market price: .....................       $ 0.035                  $ 1.10
Exercise price: ...................       $ 0.026                  $ 0.825
Term: .............................       3 years                2.25 years
Volatility: .......................          0%                     110%
Risk-free interest rate: ..........        2.78%                    4.39%
Maximum liability: ................      $ 100,000               $ 100,000

The effective exercise price of the embedded conversion feature amounts to 25% of the market value of the shares of common stock at the indicated date.

The aggregate fair value of the warrants and embedded conversion features amounted to approximately $42,000 at the date of issuance and has been recorded as debt discount.

At the date of issuance of the convertible promissory note, in March 2005, there were no other outstanding options or warrants. However, the Company issued options and warrants and rights to receive shares during the nine-month period ended December 31, 2005. The rights to receive shares consist of a fixed number of shares issuable in lieu of interest on two notes payable.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 4 - DERIVATIVE LIABILITIES - CONTINUED

The Company computed the fair value of options and warrants issued subsequent to the issuance of the convertible promissory note using the Black Scholes valuation model with the following assumptions:

Other options, warrants, and rights to receive shares

                                    At issuance of the
                                   options and warrants     At December 31, 2005
                                   --------------------     --------------------

Market price: .............            $ 0.035-0.80                $ 1.10
Exercise price: ...........            $ 0.001-1.50             $ 0.001-1.50
Term: .....................           0.25 - 3 years           0.25 - 3 years
Volatility: ...............                 0%                      110%
Risk-free interest rate: ..               2.78%                     4.39%
Outstanding other options,
 warrants, and rights to
 receive shares ...........              384,800                 9,893,889

The aggregate fair value of the options, warrants, rights to receive shares, and embedded conversion feature amounted to approximately $500,000 at the date of their issuance, of which approximately $70,000 has been recognized as debt discount and $78,000 has been recognized as deferred compensation. The remainder of the fair value of these derivative liabilities, together with an increase in fair value of the derivatives between the date of issuance and December 31, 2005 amounting to approximately $15.6 million, has been recognized as other expense.

The Company had 2,600,000 outstanding options issued to non-employees for which performance has not occurred at December 31, 2005. The fair value of such options will be recognized when performance has occurred, pursuant to EITF 00-19.

The Company is currently negotiating with the holder of the convertible promissory note to modify certain of its terms. The modifications under discussion would require, among other things, that the convertible promissory note would convert into a fixed amount of shares that would not exceed the number of authorized but unissued shares, including those that are convertible or exercisable under various outstanding instruments. Should the Company be successful in implementing this modification, and assuming that it will not enter into instruments convertible into an undeterminable amount of shares, it will be in position to ascertain that it has a sufficient amount of authorized and unissued shares to satisfy all its current obligations under the convertible promissory note and all other convertible or exercisable instruments. Accordingly, all current derivative contracts would be reclassified from liability to equity at the date of the modification of the convertible promissory note.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE

Convertible promissory note and notes payable at December 31, 2005 consist of the following:

      o $110,000 convertible promissory note, bearing interest at 10% per annum, maturing on March 22, 2006. The lender has the option to convert up to $100,000 principal and accrued interest into shares of the Company at a 25% discount. The Company has received $110,000 pursuant to this note at December 31, 2005.

      o $200,000 note payable to a related party, bearing interest at 14% per annum, with principal repayment of $400,000, together with interest, initially due on December 15, 2006 and extended to May 15, 2006. The Company has received $200,000 pursuant to this note at December 31, 2005. The note is secured by substantially all assets of the Company

      o $100,000 note payable, bearing no stated interest, with principal repayment of $150,000 due on February 15, 2006. The Company has received $100,000 pursuant to this note at December 31, 2005.

      o $100,000 notes payable, bearing no stated interest, with principal repayment of $100,000 due on March 15, 2006 and extended to May 15, 2006 as well as 40,000 shares of the Company's common stock.

The convertible promissory notes and the $100,000 note payable are currently in default. Management is in negotiations with the noteholders to either satisfy or extend the maturity of the convertible promissory notes and notes payable. Management cannot determine whether it will be successful in satisifying or extending the maturity of such notes.

During August 2005, prior to the merger with Incomm, the Company issued a $25,000 convertible promissory note, bearing interest at 10% per annum, payable and convertible on demand. The convertible promissory note was converted into 6,521,056 shares of common stock during October 2005. No gain or loss was recognized upon conversion of the note.

During the nine-month period ended December 31, 2005, the Company issued a $100,000 note payable, bearing no stated interest, with a principal repayment of $150,000 due in December 2005. The Company satisfied this note payable in consideration of $100,000 and the issuance of 40,000 shares of common stock valued at $40,400 based on the traded value of the Company's stock at the date of satisfaction as well as with the issuance of 20,000 warrants. The warrants are exercisable at a price of $1.50 per share. The warrants expire in December 2008.

Pursuant to the $110,000 convertible promissory note, the Company issued 2,200,000 warrants during the nine-month period ended December 31, 2005. The exercise price of the warrants amounts to $0.10 per share. Such warrants expire in 2008.

Pursuant to the $100,000 note payable maturing in February 2006, the Company issued 35,000 warrants. The exercise price of such warrants amounts to $1.00 per share. Such warrants expire in 2009.

Pursuant to the $100,000 notes payable maturing in March 2006, the Company issued 60,000 warrants. The exercise price of such warrants amounts to $1.50 per share. The warrants expire in 2009.

The fair value of all warrants issued during the nine-month period ended December 31, 2005 has been accounted as derivative liabilities. A debt discount of approximately $70,000 has been recognized pursuant to the issuance of the warrants during the nine-month period ended December 31, 2005. The debt discount is amortized using the effective interest method and amounted to approximately $48,000 during the nine-month period ended December 31, 2005.

The convertible promissory note and notes payable are unsecured.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE - CONTINUED

The accrued interest payable under the convertible promissory note and notes payable amounted to approximately $2,000 at December 31, 2005. The accretion of interest to account for the notes payable repayment premium amounted to approximately $309,000 at December 31, 2005.

The Company recognized interest expense of approximately $356,000 during the nine-month period ended December 31, 2005, including amortization of debt discount amounting to approximately $48,000, and the accrual of the fair value of 7,111 shares pursuant to the $100,000 notes payable maturing in March 2006, which amounted to approximately $6,500 during the nine-month period ended December 31, 2005.

NOTE 6 - STOCKHOLDERS' DEFICIT

Warrants

Pursuant to the $110,000 convertible promissory note, the Company issued 2,200,000 warrants during 2005. The exercise price of the warrants amounts to $0.10 per share. Such warrants expire in 2008.

Pursuant to the $100,000 note payable maturing in February 2006, the Company issued 35,000 warrants. The exercise price of such warrants amounts to $1.00 per share. Such warrants expire in 2009.

Pursuant to the $100,000 notes payable maturing in March 2006, the Company issued 60,000 warrants. The exercise price of such warrants amounts to $1.50 per share. The warrants expire in 2009.

Pursuant to the $100,000 notes payable maturing in March 2006, the Company issued 60,000 warrants. The exercise price of such warrants amounts to $1.50 per share. The warrants expire in 2009. The fair value of the warrants amounted to approximately $37,000.

During July 2005, the Company issued 10,000,000 warrants to existing shareholders pursuant to a recapitalization of the Company. The exercise price of the warrants amounts to $0.001 per share. Such warrants expire in 2008.

The fair value of all warrants issued during 2005 has been recorded as derivative liabilities.

Stock Options

During July 2005, the Company issued 2,610,000 options to a consultant of the Corporation, with an exercise price of $0.01. Such options are not vested or exercisable at December 31, 2005. There is no expiration date on the options. The options vest in the year in which the Company achieves $20 million in revenues, and a prorata portion of the options would vest in the year in which the Company achieves $10 million in revenues.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 6 - STOCKHOLDERS' DEFICIT - CONTINUED

Common Stock

There are 100,000,000 authorized shares of common stock, at $.001 par value per share.

During April 2004, the Company issued 10,000,000 shares of common stock at its formation to its founder which were value at its par value amounting to $10,000.

During May 2004, the Company had acquired telecommunications equipment valued at $2,150,000 in exchange for 10,000,000 shares of common stock of the Company (the "Transaction"). The Company never took possession of the telecommunications equipment. Management believes that the corporation made misrepresentations in connection with the telecommunications equipment. The Company does not accounts for such shares as outstanding for financial reporting purposes, since it does not consider that it has received the bargained-for consideration for the issuance of such shares. No claims have been filed yet to issue such shares and the Company will challenge that any shares should be issued pursuant to the Transaction.

During September 2004, Incomm had acquired a 51% interest in VOIP2 as well as software and equipment valued at approximately $1,075,000 in exchange for 1,000,000 shares of common stock of the Company (the "Acquisition"). VOIP2 has not operated under the Company's management, had no assets or liabilities and has since been dissolved. The Company never took possession of the equipment and believes that the former operators of VOIP2 misrepresented certain facts about the Acquisition. The Company does not accounts for such shares as outstanding for financial reporting purposes, since it does not consider that it has received the bargained-for consideration for the issuance of such shares. No claims have been filed yet to issue such shares and the Company will challenge that any shares should be issued pursuant to the Acquisition.

During September 2004, the Company issued 33,333 shares of common stock, valued $0.0425 in lieu of rent expense.

Between May and September 2004, the Company issued 10,000,000 shares of common stock under several stock purchase agreements in connection with the initial offer of capital to private investors. The initial offer of capital to private investors generated proceeds of $340,000.

During July 2005, the Company issued in 30,341,666 shares to certain of the Company's shareholders, officers and consultants. The shares were issued for services. The fair value of such shares amounted to approximately $1.1 million, or $0.035 per share, based on its recent private placement offering.

During August 2005, the existing pre-merger stockholders of the Company retained 150,318 shares of common stock, which are deemed to be issued at that date based on reverse-merger accounting principles.

During October 2005, the holders of the $25,000 convertible promissory note converted the note, including accrued interest, into 6,521,064 shares of the Company's common stock. No gain or loss was recorded on the conversion.

                         TRADEQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2005, are as follows:

Deferred tax assets:
Net operating loss carryforward ........    $ 495,613
Less valuation allowance ...............     (495,613)
                                            ---------
Total net deferred tax assets: .........    $       -
                                            =========

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $ 495,613 at December 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during the nine-month period ended December 31, 2005 was an increase of approximately $366,000.

The Company has incurred net operating losses since inception. As of December 31, 2005, the Company had a net operating loss carryforward amounting to approximately $1.3 million for U.S. tax purposes that expire in various amounts from 2025 through 2025. The Company's subsidiary, Incomm, which incurred substantially all of the net operating losses may have had a change of ownership as defined by the Internal Revenue Code Section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of its net operating loss carryforwards. At this point, the Company has not completed a change in ownership study and the exact impact of such limitations is unknown.

The federal statutory tax rate reconciled to the effective tax rate during the nine-month period ended December 31, 2005 and the period from inception to December 31, 2004, respectively, is as follows:

                                               2005        2004
                                              ------      ------
Tax at U.S Statutory Rate: ............        35.0%       35.0%
State tax rate, net of federal benefits         3.0         3.0
Change in valuation allowance .........       (38.0)      (38.0)
                                              -----       -----
Effective tax rate ....................         0.0%        0.0%
                                              =====       =====

NOTE 8 - SUBSEQUENT EVENTS

During January 2006, the Company issued a $100,000 convertible promissory note, bearing interest at 20% per annum and maturing in July 2006. The conversion rate is $0.50 per share.

During February 2006, the Company issued a $50,000 note payable, bearing no stated interest and maturing in May 2006. At maturity, the Company will pay a premium by issuing 20,000 shares of common stock and warrants to purchase 30,000 shares. The exercise price of the warrants is $1.50 per share.

During January, February and March 2006, the Company issued the remaining 32,889 shares, payable in lieu of interest, to two noteholders pursuant to terms of the $100,000 notes payable which originally matured on March 15, 2006 and which were extended to May 15, 2006.

The Company is currently unable to ascertain that it has a sufficient number of authorized but unissued shares to satisfy its obligations such notes and related freestanding warrants. The fair value of the embedded conversion features and freestanding warrants will be recorded pursuant to SFAS 133.