Form 10QSB
period 2006-03-31
TRADEQUEST INTERNATIONAL INC
filed 2006-05-15
CIK 29322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly report ended March 31, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

              For the transition period from ________ to __________


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


                    2400 East Commercial Boulevard, Suite 612
                         Fort Lauderdale, Florida 33308
                         ------------------------------
                    (Address of principal executive offices)


                                 (954) 491-5488
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes[ ] No [X]

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At May 15, 2006, there were 57,246,373 shares of common stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes[ ]  No[X]

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Cash ..........................................................  $        520
  Accounts receivable ...........................................           226
                                                                   ------------
                                                                            746

  Property and equipment, net of accumulated depreciation
   of $7,360 ....................................................        22,412
  Security deposits .............................................         6,500
                                                                   ------------

     Total assets ...............................................  $     29,658
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Bank overdraft ................................................  $     44,788
  Accounts payable and accrued expenses .........................        45,848
  Accounts payable to related party .............................        91,300
  Other liabilities .............................................         2,500
  Deferred revenues .............................................           652
  Due to chief executive officer ................................         6,484
  Derivative liabilities ........................................     8,542,881
  Convertible promissory notes, net of discount of $43,750 ......       143,867
  Note payable to related party .................................       412,901
  Notes payable, net of discount of $5,391 ......................       294,609
                                                                   ------------

     Total current liabilities ..................................     9,585,830

Stockholders' Deficit:
  Preferred stock; $0.001 par value, 10,000,000 shares
   authorized, none issued and outstanding ......................             -
  Common stock; $.001 par value, 100,000,000 shares authorized,
   57,149,095 issued and outstanding ............................        57,149
  Additional paid-in capital ....................................     1,450,141
  Accumulated deficit ...........................................   (11,063,462)
                                                                   ------------

     Total stockholders' deficit ................................    (9,556,172)
                                                                   ------------

     Total liabilities and stockholders' deficit ................  $     29,658
                                                                   ============

                       See Notes to Financial Statements.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      For the         For the
                                                    three-month     three-month
                                                   period ended    period ended
                                                  March 31, 2006  March 31, 2005
                                                  --------------  --------------

Revenues ........................................  $      7,816    $          -

Cost of revenues ................................        12,969               -
                                                   ------------    ------------

Gross profit: ...................................        (5,153)              -

Operating expenses:
  Sales, general and administrative .............       167,322          70,805
  Sales, general and administrative-related party        16,050          16,050
                                                   ------------    ------------
     Total operating expenses ...................       183,372          86,855
                                                   ------------    ------------

     Operating loss .............................      (188,525)        (86,855)
                                                   ------------    ------------

Other income (expenses):
Other income-derivatives ........................     4,963,083               -
Interest expense-related party ..................        (7,000)              -
Interest expense ................................      (107,823)              -
                                                   ------------    ------------

Net income (loss) ...............................  $  4,659,735    $    (86,855)
                                                   ============    ============

Basic income (loss) per share ...................  $       0.08    $      (0.00)
                                                   ============    ============

Diluted income (loss) per share .................  $       0.07    $      (0.00)
                                                   ============    ============

Basic weighted average shares outstanding .......    57,118,734      20,033,333
                                                   ============    ============

Diluted weighted average shares outstanding .....    70,423,988      20,033,333
                                                   ============    ============

                  See Notes to Unaudited Financial Statements.

                                TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                                                For the           For the
                                                                              three-month       three-month
                                                                             period ended      period ended
                                                                            March 31, 2006    March 31, 2005
                                                                            --------------    --------------
Cash flows from operating activities:
Net income (loss) .......................................................    $ 4,659,735       $   (86,855)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Amortization of debt discount .........................................         51,125                 -
  Fair value of derivative liabilities at date of issuance ..............          9,000                 -
  Decrease in fair value of derivative liabilities ......................     (4,972,063)                -
  Fair value of shares issued in satisfaction of interest on note payable         32,009                 -
  Write-off of deferred financing fees ..................................         10,000                 -
  Depreciation ..........................................................          2,481                 -
Changes in operating assets and liabilities
  Accounts receivable ...................................................           (226)           35,245
  Security deposits .....................................................              -            (3,000)
  Accounts payable to related party .....................................         16,050            16,050
  Deferred revenues .....................................................            652                 -
  Accounts payable and accrued expenses .................................          5,202            13,560
  Accrued interest on promissory notes-related party ....................          2,334                 -
  Accrued interest on promissory notes ..................................         24,689                 -
                                                                             -----------       -----------

Net cash used in operating activities ...................................       (159,012)          (25,000)

Cash flows used in investing activity: ..................................              -                 -

Cash flows from financing activities:
  Proceeds from issuance of convertible promissory notes ................         75,000            25,000
  Proceeds from issuance of promissory notes ............................         50,000                 -
  Proceeds from issuance of shares of common stock ......................              -                 -
  Use of bank overdraft .................................................         34,532                 -
                                                                             -----------       -----------

Net cash provided by financing activities ...............................        159,532            25,000

(Decrease) increase in cash .............................................            520                 -

Cash, beginning of period ...............................................              -               699
                                                                             -----------       -----------

(Bank overdraft) cash, end of period ....................................    $       520       $       699
                                                                             ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest ..............................    $     4,666       $         -
                                                                             ===========       ===========

  Cash paid during the period for taxes .................................    $         -       $         -
                                                                             ===========       ===========

Supplemental schedule of non-cash financing and investing activities:

Fair value of embedded conversion features and freestanding
 warrants and corresponding increase in debt discount ...................    $    85,200       $         -
                                                                             ===========       ===========

                                See Notes to Unaudited Financial Statements.

                                                      5

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

Going Concern
-------------

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $11.1 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form l0-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes as of and for the nine-month period ended December 31, 2005, included in the Annual Report filed on Form l0-KSB.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In the opinion of the management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2006, and the results of operations and cash flows for the three-month period ending March 31, 2006 have been included. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the nine-month period ended December 31, 2005.

Concentration of Credit Risks
-----------------------------

The Company is subject to concentrations of credit risk primarily from cash. During the three-month period ended March 31, 2006, the Company did not reach bank balances exceeding the FDIC insurance limit. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

Product Concentration
---------------------

The Company earns all of its revenues from providing worldwide Voice over Internet Protocol and other services to small and medium size businesses and individuals.

Customer Concentration
----------------------

None of the Company's clients accounted for more than 10% of its revenues during the three-month ended March 31, 2006.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, accounts payable and accrued expenses, notes payables and convertible promissory notes approximate their fair value due to their short-term maturities. The carrying value of the derivative liabilities is based on its fair value.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Earnings per Share
------------------

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 14,299,862 and 500,000 at March 31, 2006 and 2005, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at March 31, 2005 are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share:

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

                                                          2006         2005
                                                          ----         ----
Numerator:
Net income(loss) ...................................  $ 4,659,735  $    (86,855)
                                                      ===========  ============

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding ................   57,118,734    20,033,333
Effect of dilutive warrants, embedded conversion
features and liquidated damages ....................   13,305,254             0
                                                      -----------  ------------
Denominator for diluted earnings per share-
Weighted average shares outstanding ................   70,423,988    20,033,333
                                                      ===========  ============

Basic earnings (loss)per share .....................  $      0.08  $      (0.00)
                                                      ===========  ============
Diluted earnings (loss) per share ..................  $      0.07  $      (0.00)
                                                      ===========  ============
Anti-dilutive weighted-average shares ..............      115,000       500,000
                                                      ===========  ============

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

SHARE-BASED PAYMENTS

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively. Performance or service conditions that affect vesting are not reflected in estimating the fair value of an award at the grant date because those conditions are restrictions that stem from the forfeitability of instruments to which the option holder has not yet earned the right.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

During July 2005, the Company issued 2,610,000 options to a consultant of the Corporation, with an exercise price of $0.01. Such options are not vested or exercisable at March 31, 2006. There is no expiration date on the options. The options vest in the year in which the Company achieves $20 million in revenues, and a prorata portion of the options would vest in the year in which the Company achieves $10 million in revenues. Accordingly, no compensation cost associated with the options are recognized during the three-month period ended March 31, 2006.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company subleases space used for its headquarters' and operational activities from an entity affiliated to one of its stockholders. The sublease provides monthly payments of approximately $5,300 and is now renewable every month. The Company incurred approximately $16,000 and $16,000 during the three-month period ended March 31, 2006 and 2005, respectively. The Company owes the related party approximately $91,000 in connection with this sublease at March 31, 2006.

During June 2005, the Company issued a $200,000 note payable an entity wholly-owned by one of its executive officers. The note is secured by substantially all assets of the Company. The note bears interest at 14% per annum and includes a repayment premium of $200,000 at December 15, 2005. The note, including accrued interest and premium initially matured on December 15, 2005 and was extended to February 15, 2006 and further extended to May 15, 2006. The Company recognized approximately $7,000 of interest expense in connection with this note during the three-month period ended March 31, 2006. The amount payable under the note amounts to approximately $412,000 at March 31, 2006. The Company paid approximately $5,000 of interest expense during the three-month period ended March 31, 2006. The note payable is currently in default.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 3 - DUE TO CHIEF EXECUTIVE OFFICER

The Company owes its chief executive officer approximately $6,500 at March 31, 2006. The advance does not bear interest and is payable on demand.

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

The fair value of the derivative liabilities issued at their date of issuance during the three-month period ended March 31, 2006 and all derivative liabilities, including those issued prior to January 1, 2006, at March 31, 2006 is as follows:

                                            At issuance        At March 31, 2006
                                            -----------        -----------------

Freestanding warrants .............         $   10,200            $8,414,100
Embedded conversion feature .......             84,000               128,781
                                            ----------            ----------
                                                94,200            $8,542,881
                                            ==========            ==========

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 4 - DERIVATIVE LIABILITIES - CONTINUED

Freestanding warrants
                                            At issuance        At March 31, 2006
                                            -----------        -----------------

Market price: .....................           $0.51               $0.70
Exercise price: ...................           $1.50               $0.001-1.50
Term: .............................           3 years             2-3 years
Volatility: .......................           110%                110%
Risk-free interest rate: ..........           4.82%               4.39%
Number of warrants: ...............           30,000              12,325,000


Embedded conversion features
                                            At issuance        At March 31, 2006
                                            -----------        -----------------

Market price: .....................           $1.00               $0.70
Conversion price: .................           $0.50               $0.50- 0.53
Term: .............................           0.5 years           0.5-2 years
Volatility: .......................           110%                110%
Risk-free interest rate: ..........           4.82%               4.82%
Maximum liability: ................           $75,000             $179,745

The effective exercise price of the embedded conversion feature of the $110,000 convertible promissory note amounts to 25% of the market value of the shares of common stock at the indicated date.

The aggregate fair value of the warrants and embedded conversion feature issued during the three-month period ended March 31, 2006 amounted to approximately $94,000 at the date of their issuance, of which approximately $84,000 has been recognized as debt discount. The remainder of the fair value of these derivative liabilities, together with a decrease in fair value of the derivatives between their measurement date and March 31, 2006, amounting to approximately $5.0 million, has been recognized as other income. The Company is currently negotiating with the holder of the convertible promissory note to modify certain of its terms. The modifications under discussion would require, among other things, that the convertible promissory note would convert into a fixed amount of shares that would not exceed the number of authorized but unissued shares, including those that are convertible or exercisable under various outstanding instruments. Should the Company be successful in implementing this modification, and assuming that it will not enter into instruments convertible into an undeterminable amount of shares, it will be in position to ascertain that it has a sufficient amount of authorized and unissued shares to satisfy all its current obligations under the convertible promissory note and all other convertible or exercisable instruments. Accordingly, all current derivative contracts would be reclassified from liability to equity at the date of the modification of the convertible promissory note.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE

Convertible promissory note and notes payable at March 31, 2006 consist of the following:

      o $110,000 convertible promissory note, bearing interest at 10% per annum, maturing on March 22, 2006. The lender has the option to convert up to $100,000 principal and accrued interest into shares of the Company at a 25% discount. The Company owes $104,745 and $4,708 in principal and accrued interest, respectively, at March 31, 2006. The convertible promissory note is in default at March 31, 2006. The note was initially issued in March 2005 and the Company received $25,000 on March 31, 2005. Subsequently to March 31, 2005, the Company received $85,000. The convertible promissory note is unsecured. The convertible promissory note is currently in default.

      o $200,000 note payable to related party, bearing interest at 14% per annum, with principal repayment of $400,000, together with interest, due on February 15, 2006, which was extended to May 15, 2006. The Company owes $400,000 and $12,901 in principal and accrued interest, respectively, at March 31, 2006. The note is secured by substantially all assets of the Company. The note payable to a related party is currently in default.

      o $100,000 note payable, bearing no stated interest, with principal repayment of $150,000 due on February 15, 2006. The Company owes $150,000 at March 31, 2006. The convertible promissory note is in default at March 31, 2006. On April 15, 2006, the maturity of the note was extended to July 15, 2006. In consideration for the extension, the Company will issue 35,000 warrants and 25,000 shares of its common stock. The warrants are exercisable at $1 per share and expire on April 2009. The note is unsecured.

      o $100,000 notes payable, bearing no stated interest, with principal repayment of $100,000 due on March 15, 2006 as well as 40,000 shares of the Company's common stock. The maturity of notes was extended to May 15, 2006. In consideration for the extension, the Company issued 50,000 shares to the note holders. The Company owes $100,000 in principal at March 31, 2006. The note is unsecured. The notes payable are currently in default.

      o $75,000 convertible promissory note, bearing interest at 20%, due on July 12, 2006. The convertible promissory note is convertible in 150,000 shares of common stock. The note was issued in January 2006 and the Company received $75,000 as consideration. The note is unsecured.

      o $50,000 promissory note, bearing no interest rate, due on May 15, 2006, with a premium repayment of 20,000 shares of common stock and 30,000 warrants. The exercise price of the warrants amounts to $1.50 per share. The note was issued in February 2006 and the Company received $50,000 as consideration. The note is unsecured. The promissory note is currently in default.

The convertible promissory note and notes payable with amounts due of $667,646 at March 31, 2006 are currently in default. Management is in negotiations with the note holders to either satisfy or extend the maturity of the convertible promissory note. Management cannot determine whether it will be successful in satisfying or extending the maturity of such note.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE - CONTINUED

The fair value of all warrants and embedded conversion features issued during the three-month period ended March 31, 2006 has been accounted as derivative liabilities. A debt discount of approximately $85,000 has been recognized pursuant to the issuance of the warrants and embedded conversion features during the three-month period March 31, 2006. The debt discount is amortized using the effective interest method and amounted to approximately $51,000 during the three-month period ended March 31, 2006.

The Company issued 55,611 shares of common stock in connection with certain notes payable. The fair value of such shares amounted to approximately $32,000 and has been recognized as interest expense.

Interest expense, including the amortization of debt discount, amounted to approximately $114,000 during the three-month period ended March 31, 2006.

The convertible promissory note and notes payable are unsecured.

NOTE 6 - STOCKHOLDERS' DEFICIT

Warrants

Pursuant to the $110,000 convertible promissory note, the Company issued 500,000 warrants during the three-month period ended March 31, 2005. The exercise price of the warrants amounts to $0.10 per share. Such warrants expire in 2008.

Pursuant to the $50,000 promissory note, the Company issued 30,000 warrants during the three-month period ended March 31, 2006. The exercise price of the warrants amounts to $1.50 per share. Such warrants expire in March 2009.

In consideration for the extension of the $100,000 note payable effective in April 2006, the Company will issue 35,000 warrants. The warrants are exercisable at $1 per share and expire on April 2009.

The fair value of all warrants issued during the three-month ended March 31, 2006 and 2005 has been recorded as derivative liabilities.

Stock

The Company issued 55,611 shares of common stock in connection with certain notes payable. The fair value of such shares amounted to approximately $32,000 based on the quoted price of the Company's stock on the day they were issued.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 7 - SUBSEQUENT EVENTS

During April 2006, the Company issued a $100,000 promissory note. The note matures on June 11, 2006 and bears no interest. At maturity, the Company will pay a premium of $50,000, 25,000 shares of common stock and 50,000 warrants. The exercise price of the warrants is $0.50. The warrants expire in April 2009. The holder may extends the maturity date to July 11, 2006 for 25,000 shares of common stock.

The Company is currently unable to ascertain that it has a sufficient number of authorized but unissued shares to satisfy its obligations such notes and related freestanding warrants. The fair value of the embedded conversion features and freestanding warrants will be recorded pursuant to SFAS 133.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

During August 2005, we acquired all the outstanding shares of Incomm Holdings Corp. ("Incomm") pursuant to a securities purchase agreement and plan of reorganization. The acquisition of Incomm was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as if Incomm was the acquiror. The results of operations for the three months ended March 31, 2005 discussed below represent the operations of Incomm and the results of operations for the three months ended March 31, 2006 reflect the consolidated operations of Incomm and Tradequest. We have retroactively restated our net loss per share and the stockholders' deficit section of our balance sheet to reflect the reverse acquisition.

As a result of the reverse acquisition, our business is now the business of Incomm. We are an Internet communications provider offering worldwide Voice over Internet Protocol ("VOIP") and other services to small and medium size businesses and individuals. The initial marketing programs are aimed at the Latin American market. Our operations are located in South Florida. We began marketing our products and services during the third quarter of 2005.

PLAN OF OPERATION

Over the course of the next twelve months, we intend to raise operating capital, execute our business plan and focus our business development efforts in the following four key areas:

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

RESULTS OF OPERATIONS

                                        For the          For the
                                      three-month      three-month      Variation      Variation
                                      period ended     period ended    2006 vs 2005   2006 vs 2005
                                     March 31, 2006   March 31, 2005        $               %
                                     --------------   --------------   ------------   ------------
Revenues .........................    $     7,816      $         -     $     7,816           NM

Cost of revenues .................         12,969                -          12,969           NM
                                      -----------      -----------     -----------       ------

Gross profit (loss) ..............         (5,153)               -          20,785           NM

Operating expenses:
Sales, general, and administrative
 expenses ........................        167,322           70,805          96,517         136%
Sales, general, and administrative
 expenses-related party ..........         16,050           16,050               -           0%
                                      -----------      -----------     -----------       ------
                                          183,372           86,855          96,517         111%

Net operating loss ...............       (188,525)         (86,855)        101,670         117%

Other income-derivatives .........      4,963,083                -      (4,963,083)          NM
Interest expense-related party ...         (7,000)               -           7,000           NM
Interest expense .................       (107,823)               -         107,823           NM
                                      -----------      -----------     -----------       ------

Net income (loss) ................      4,659,735          (86,855)     (4,746,590)      -5465%
                                      ===========      ===========     ===========       ======

NM:  Not meaningful

THREE-MONTH PERIOD ENDED MARCH 31, 2006 AND MARCH 31, 2005

Revenues
--------

We have generated minimal revenues since inception. Our revenues for the three months ended March 31, 2006 consisted primarily of per-minute usage fees for our VOIP communication services. As our services were launched during the third quarter of 2005, we did not report revenues for the first quarter of fiscal 2005.

Cost of revenues
----------------

Our cost of revenues consists of the costs to secure our VOIP communication services with network carriers. Our cost of revenues during the three-month period ended March 31, 2006 is primarily attributable to incurring fixed and variable costs from network carriers to secure our VOIP communication services associated with the launch of our VOIP services during the third quarter of 2005. No such costs occurred during the three-month period ended March 31, 2005.

Sales, general, and administrative expenses and sales, general and administrative-related party
------------------------------------------------------------------

Our sales, general, and administrative expenses consist primarily of consultant fees incurred in connection with the sales and support of our VOIP services. The increase in sales, general, and administrative expenses during the three-month period ended March 31, 2006 is primarily due to hiring more consultants to support our sale and support our VOIP services as well as professional fees associated with being a publicly-traded company. We were still a private company during the three-month period ended March 31, 2005. Sales, general and administrative - related party consists of rental expenses. There were no variation in sales, general, and administrative expenses-related party during the three-month period ended March 31, 2006 when compared to the prior period.

Other expenses
--------------

Other expenses - derivatives includes the recognition of the fair value of embedded conversion feature, options, warrants, and other rights to receive shares issued and outstanding. For the three months ended March 312, 2006 we recognized other income of $4,963,083 which represents the change in the fair value of the derivate instruments since January 1, 2006. Interest expense - related party represents interest due to an entity controlled by one of our executive officers under a $200,000 principal amount secured promissory note due May 15, 2006. The interest expense consists primarily of the amortization of debt discount as well as interest accrued , whether paid in cash or stock, pursuant to various notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2006 we had cash on hand of approximately $500, a bank overdraft of approximately $45,000 and a working capital deficit of $9,585,084. Our independent auditors' report on our financial statements for fiscal year 2005 contained an explanatory paragraph regarding our ability to continue as a going concern.

Cash used in our operating activities amounted to approximately $159,000 during the three-month period ended March 31, 2006. Our net income for that period amounted to approximately $4.7 million and was adjusted as follows:

      o Decrease in fair value of derivatives between measurement date of approximately $4.7 million

      o Amortization of debt discount and fair value of share issued in satisfaction of interest on note payable of approximately $51,000 and $32,000

We financed our operating and investing activities during the three-month period ended March 31, 2006 by issuing a note payable and convertible promissory note amounting to $75,000 and by using our bank overdraft by approximately $45,000.

Cash used in our operating activities amounted to $25,000 during the three-month period ended March 31, 2005. Our net loss for that period amounted to approximately $87,000 and was adjusted as follows:

      o  Decrease in accounts receivable amounting to approximately $35,000;

      o Increase in accounts payable and accounts payable to related party of approximately $14,000 and $16,000, respectively.

We financed our operating and investing activities during the three-month period ended March 31, 2005 by issuing convertible promissory note amounting to $25,000.

We introduced our services during the third quarter of fiscal 2005 and to date have generated minimal revenues. Our revenues are not sufficient to pay our operating expenses and we have relied upon short-term borrowings to provide funds for working capital. At March 31, 2006 we had an aggregate of $885,000 due under short term notes, of which $667,000 are past due as of the date of this quarterly report. Included in these notes is a promissory note in the principal amount of $200,000 due on May 15, 2006 to an entity controlled by one of our executive officers. This note, which bears interest at 14% per annum, required a principal payment of $400,000 plus interest. Other of the remaining outstanding notes include terms which either require principal repayments in excess of the original amount lent, as well as equity kickers when due. While we are attempting to restructure these obligations, we do not presently have sufficient funds to pay any of these notes. If the secured note holder should declare a default on this note, if we were unable to pay the obligation the note holder would be entitled to foreclose on our assets. In this event, we would be unable to continue our operations.

Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. Our future capital requirements depend primarily on the rate at which we can increase our revenues and thereby decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, attain and retain a customer base, and our ability to attract key personnel as we grow. In addition to funds necessary to fund our recurring operating expenses and funds to satisfy the short terms notes discussed above, we will need to raise significant additional capital to continue to implement our business model. Because we have no firm commitments from any third party to provide this financing, we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results. If we are unable to raise additional capital, we may be unable to continue our operations and our stockholders could loose their entire investment in our company.

ITEM 3.  CONTROLS AND PROCEDURES

Our management, which includes our CEO, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our CEO has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, we issued a $75,000 convertible promissory note to an accredited investor. The promissory note is convertible at $0.50 per share. The promissory note matures on July 12, 2006. The transaction was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on an exemption provided by Section 4(2) of the act.

In February 2006, we issued 20,000 shares of common stock, which are valued based on the quoted price of our stock over the terms of the associated note, and 30,000 warrants to an accredited investor, in connection with the issuance of a $50,000 note. The exercise price of the warrants amounts to $1.50 per share. The note was issued in February 2006 and the Company received $50,000 as consideration. The transaction was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the act.

In March 2006, in consideration for the extension of two $50,000 notes payable, the Company issued 50,000 shares, which are valued based on the quoted price of our stock over the terms of the notes payable, to two individuals. The recipients were accredited or otherwise sophisticated investors and the transaction was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At March 31, 2006 we had an aggregate of $885,000 due under short term notes, of which $667,000 are past due as of the date of this quarterly report. Included in these notes is a promissory note in the principal amount of $200,000 due on May 15, 2006 to an entity controlled by one of our executive officers. This note, which bears interest at 14% per annum, required a principal payment of $400,000 plus interest. While we are attempting to restructure these obligations, we do not presently have sufficient funds to pay any of these notes. If the secured note holder should declare a default on this note and if we were unable to pay the obligation the note holder would be entitled to foreclose on our assets. In this event, we would be unable to continue our operations.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31.1     Rule 13a-14(a)/15d-14(a) certification of CEO
31.2     Rule 13a-14(a)/15d-14(a) certificate of principal accounting officer
32.1     Section 1350 certification of CEO and principal accounting officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Tradequest International, Inc.


May 15, 2006                            By: /s/ Luis Alvarez
                                            ----------------
                                        Luis Alvarez, CEO,
                                        principal executive officer and
                                        principal accounting officer