Form 10QSB
period 2006-06-30
TRADEQUEST INTERNATIONAL INC
filed 2006-09-20
CIK 29322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly report ended June 30, 2006

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


                             801 Brickell Bay Drive
                              Miami, Florida 33131
                            -----------------------
                    (Address of principal executive offices)

                                 (305) 377-2110
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes[ ] No[X]

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At September 18, 2006, there were 57,421,373 shares of common stock were issued and outstanding.

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

                          PART I-FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Cash .......................................................      $     4,709
  Accounts receivable ........................................               48
                                                                    -----------
                                                                          4,757

  Property and equipment, net of accumulated depreciation
   of $7,360 .................................................           20,361
  Security deposits ..........................................            6,500
                                                                    -----------

     Total assets ............................................      $    31,618
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses ......................      $    38,165
  Accounts payable to related party ..........................          107,350
  Other liabilities ..........................................            2,500
  Deferred revenues ..........................................              662
  Due to chief executive officer .............................            6,484
  Note payable to related party ..............................          410,567
  Convertible promissory note, net of discount of $6,250 .....           75,695
  Notes payable ..............................................          688,154
                                                                    -----------

     Total current liabilities ...............................        1,329,577

Stockholders' Deficit:
  Preferred stock; $0.001 par value, 10,000,000 shares
   authorized, none issued and outstanding ...................                -
  Common stock; $.001 par value, 100,000,000 shares
   authorized, 57,239,150 issued and outstanding .............           57,238
  Additional paid-in capital .................................        6,342,668
  Accumulated deficit ........................................       (7,697,865)
                                                                    -----------

     Total stockholders' deficit .............................       (1,297,959)
                                                                    -----------

     Total liabilities and stockholders' deficit .............      $    31,618
                                                                    ===========

                       See Notes to Financial Statements.

                              TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                               (Unaudited)
                                         For the six-month period         For the three-month period
                                               ended June 30,                    ended June 30,
                                           2006             2005             2006             2005
                                       ------------     ------------     ------------     ------------
Revenues ..........................    $     10,316     $          -     $      2,500     $          -

Cost of revenues ..................          20,887           23,470            7,918           23,470
                                       ------------     ------------     ------------     ------------

Gross profit: .....................         (10,571)         (23,470)          (5,418)         (23,470)

Operating expenses:
  Sales, general and administrative         321,373          181,614          154,051          110,809
  Sales, general and
   administrative-related party ...          32,100           32,100           16,050           16,050
                                       ------------     ------------     ------------     ------------
     Total operating expenses .....         353,473          213,714          170,101          126,859
                                       ------------     ------------     ------------     ------------

     Operating loss ...............        (364,044)        (237,184)        (175,519)        (150,329)
                                       ------------     ------------     ------------     ------------

Other income (expenses):
Other income-derivatives ..........       8,670,798                -        3,707,715                -
Interest expense-related party ....         (14,000)               -           (7,000)               -
Interest expense ..................        (267,422)         (44,230)        (159,599)         (44,230)
                                       ------------     ------------     ------------     ------------

Net income (loss) .................    $  8,025,332     $   (281,414)    $  3,365,597     $   (194,559)
                                       ============     ============     ============     ============

Basic income (loss) per share .....    $       0.14     $      (0.01)    $       0.06     $      (0.01)
                                       ============     ============     ============     ============

Diluted income (loss) per share ...    $      (0.01)    $      (0.01)    $      (0.01)    $      (0.01)
                                       ============     ============     ============     ============

Basic weighted average shares
 outstanding ......................      57,152,720       20,033,333       57,189,981       20,033,333
                                       ============     ============     ============     ============

Diluted weighted average shares
 outstanding ......................      57,152,720       20,033,333       57,189,981       20,033,333
                                       ============     ============     ============     ============

                              See Notes to Unaudited Financial Statements.

                                                    4

                         TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                             For the six-month period
                                                                  ended June 30,
                                                               2006            2005
                                                            -----------     -----------
Cash flows from operating activities:
Net income (loss) ......................................    $ 8,025,332     $  (281,414)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Amortization of debt discount ........................        122,609          27,500
  Fair value of derivative liabilities at date of
   issuance, in excess of debt discount ................          9,000               -
  Decrease in fair value of derivative liabilities .....     (8,678,830)              -
  Fair value of shares issued in satisfaction of
   interest on note payable ............................         66,441               -
  Write-off of deferred financing fees .................         10,000               -
  Depreciation .........................................          5,001               -
Changes in operating assets and liabilities
  Accounts receivable ..................................            (48)         35,245
  Security deposits ....................................              -          (6,500)
  Accounts payable to related party ....................         32,100          32,100
  Due to Chief executive officer .......................              -           8,500
  Deferred revenues ....................................            662               -
   Accounts payable and accrued expenses ...............         (2,461)         15,448
  Accrued interest on promissory notes-related party ...              -          15,661
  Accrued interest and premiums on promissory notes ....         78,129           1,069
                                                            -----------     -----------

Net cash used in operating activities ..................       (332,065)       (152,391)

Cash flows from investing activity:
  Purchase of property and equipment ...................           (470)              -
                                                            -----------     -----------
Net cash used in financing activities ..................           (470)              -

Cash flows from financing activities:
  Proceeds from issuance of convertible promissory notes         75,000         110,000
  Proceeds from issuance of promissory notes ...........        310,000         300,000
  Principal repayments of promissory notes .............        (37,500)              -
  Proceeds from issuance of shares of common stock .....              -               -
  Use of bank overdraft ................................        (10,256)              -
                                                            -----------     -----------

Net cash provided by financing activities ..............        337,244         410,000

(Decrease) increase in cash ............................          4,709         257,609

Cash, beginning of period ..............................              -             699
                                                            -----------     -----------

Cash, end of period ....................................    $     4,709     $   258,308
                                                            ===========     ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest .............    $    21,498     $         -
                                                            ===========     ===========

  Cash paid during the period for taxes ................    $         -     $         -
                                                            ===========     ===========

Supplemental schedule of non-cash financing and investing activities:

Fair value of embedded conversion features and
 freestanding warrants and corresponding increase
 in debt discount ......................................    $   107,250     $    27,500
                                                            ===========     ===========

Reclassification of contracts from liability to equity .    $ 4,858,184     $         -
                                                            ===========     ===========

                      See Notes to Unaudited Financial Statements.

                                            5

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

The Company was incorporated under the laws of the State of Mississippi on August 8, 1966 and it was reincorporated in Nevada on August 17, 2005. During August 2005, the Company acquired Incomm Holdings Corp., which name will be changed to IP1 Network Corporation ("IP1") shortly. The Company is an Internet communications provider offering worldwide Voice over Internet Protocol and other services to small and medium size businesses and individuals. The initial marketing programs are aimed at the Latin American market. The Company's operations are located in South Florida.

The acquisition of IP1 was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as if IP1 was the acquiror. The results of operations discussed below represent the operations of IP1 through June 30, 2006. The results of operations subsequent to August 19, 2005 reflect the consolidated operations of IP1 and the Company. We have retroactively restated our net loss per share and the stockholders' deficit section of our balance sheet to reflect the reverse acquisition.

Going Concern
-------------

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $7.6 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

In the opinion of the management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2006, and the results of operations and cash flows for the six-month period ending June 30, 2006 have been included. The results of

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

operations for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the nine-month period ended December 31, 2005.

Concentration of Credit Risks
-----------------------------

The Company is subject to concentrations of credit risk primarily from cash. During the six-month period ended June 30, 2006, the Company did not reach bank balances exceeding the FDIC insurance limit. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

Product Concentration
---------------------

The Company earns all of its revenues from providing worldwide Voice over Internet Protocol and other services to small and medium size businesses and individuals.

Customer Concentration
----------------------

None of the Company's clients accounted for more than 10% of its revenues during the six-month ended June 30, 2006.

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

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Earnings per Share
------------------

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to the convertible promissory notes amounted to 15,180,000 and 6,400,476 at June 30, 2006 and 2005, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to convertible debt at June 30, 2006 and June 30, 2005 are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share:

                                              Six-month       Six-month       Three-month      Three-month
                                            Period ended     Period ended     Period ended     Period ended
                                              June 30,         June 30,         June 30,         June 30,
                                                2006             2005             2006             2005
                                            ------------     ------------     ------------     ------------
Numerator:
Net income (loss) ......................    $  8,025,332     $   (281,414)    $  3,310,052     $   (194,559)
Other income- derivatives ..............      (8,670,798)               -        3,707,715                -
                                            ------------     ------------     ------------     ------------
Numerator for diluted earnings per share    $   (645,466)    $   (281,414)    $   (397,663)    $   (194,559)
                                            ============     ============     ============     ============

Denominator:
Denominator for basic and diluted
earnings per share-
Weighted average shares outstanding ....      57,152,720       20,033,333       57,189,981       20,033,333

Basic earnings (loss) per share ........    $       0.14     $      (0.01)    $       0.06     $      (0.01)
                                            ============     ============     ============     ============
Diluted earnings (loss) per share ......    $      (0.01)    $      (0.01)    $      (0.01)    $      (0.01)
                                            ============     ============     ============     ============
Anti-dilutive weighted-average shares ..      15,104,583        3,200,238       15,154,567        6,400,476
                                            ============     ============     ============     ============

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Derivative Liabilities
----------------------

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The reclassification of a contract is reassessed at each balance sheet date. If a contract is reclassified from permanent equity to an asset or a liability, the change in the fair value of the contract during the period the contract was classified as equity is accounted for as an adjustment to equity.

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

If a contract is reclassified from an asset or liability to equity, gains or losses recorded to account for the contract at fair value during the period that contract was classified as an asset or a liability are not reversed and are accounted for as an adjustment to equity.

Property and Equipment
----------------------

Computer and office equipment are stated at cost, and is depreciated over their estimated useful life, using the straight-line method, which is three years.

Share Based Payments
--------------------

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

During July 2005, the Company issued 2,610,000 options to a consultant of the Corporation, with an exercise price of $0.01. Such options are not vested or exercisable at June 30, 2006. There is no expiration date on the options. The options vest in the year in which the Company achieves $20 million in revenues, and a prorata portion of the options would vest in the year in which the Company achieves $10 million in revenues. Accordingly, no compensation cost associated with the options is recognized during the six-month period ended June 30, 2006.

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company subleased space used for its headquarters' and operational activities from an entity affiliated to one of its stockholders. The sublease provided for monthly payments of approximately $5,000 and is now renewable every month. The Company incurred approximately $32,000 and $32,000 during the six-month period ended June 30, 2006 and 2005, respectively. The Company owes the related party approximately $107,000 in connection with this sublease at June 30, 2006.

During June 2005, the Company issued a $200,000 note payable an entity wholly-owned by one of its executive officers. The note is secured by substantially all assets of the Company. The note bears interest at 14% per annum and includes a repayment premium of $200,000 at December 15, 2005. The note, including accrued interest and premium initially matured on December 15, 2005 and was extended to November 15, 2006. The Company recognized approximately $14,000 of interest expense in connection with this note during the six-month period ended June 30, 2006. The amount payable under the note amounts to approximately $412,000 at June 30, 2006. The Company paid approximately $12,000 of interest expense during the six-month period ended June 30, 2006.

NOTE 3 - DUE TO CHIEF EXECUTIVE OFFICER

The Company owes its chief executive officer approximately $6,500 at June 30, 2006. The advance does not bear interest and is payable on demand.

NOTE 4 - DERIVATIVE LIABILITIES

During March 2005, the Company issued a convertible promissory note. The lender has the option to convert up to $100,000 principal and accrued interest into shares of the Company at a 25% discount of the fair value of the shares at the date of conversion. In connection with the issuance of the convertible promissory note, the Company also issued 2,200,000 warrants exercisable at $0.10 per share.

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

At June 28, 2006, the Company renegotiate the terms of the convertible promissory note. Pursuant to the new terms, the note is no longer convertible into the Company's shares. As a result of the new terms, the Company can assert that it has a sufficient amount of authorized and unissued shares settle its obligations which can be settled in shares at June 30, 2006. Accordingly, the Company reclassified all contracts, warrants, and other convertible instruments outstanding at June 28, 2006 from liability to equity. The fair value of such contracts amounted to approximately $4.9 million at June 28, 2006 and the Company reduced its derivative liabilities and increased its additional paid-in capital by a corresponding amount during the six-month period ended June 30, 2006.

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 4 - DERIVATIVE LIABILITIES-CONTINUED

The Company believes that the aforementioned embedded derivatives and freestanding warrants met the criteria of SFAS 133 and EITF 00-19, when appropriate, prior to the June 28, 2006 transaction, and were accounted for as separate derivatives with a corresponding value recorded as liability.

The fair value of the derivative liabilities issued at their date of issuance during the six-month period ended June 30, 2006 and all derivative liabilities, including those issued prior to January 1, 2006, at June 28, 2006 is as follows:

                                                      At               At June
                                                   issuance            28, 2006
                                                  ----------          ----------

Freestanding warrants ..................          $   24,218          $4,768,850
Embedded conversion feature ............              84,000              89,333
                                                  ----------          ----------
                                                     108,218          $4,858,183
                                                  ==========          ==========

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants
                                                   At                  At
                                                Issuance          June 28, 2006
                                            -----------------    ---------------

Market price: ..........................    $       0.50-0.51    $          0.40
Exercise price: ........................    $       0.50-1.00    $    0.001-1.50
Term: ..................................              3 years       1.75-3 years
Volatility: ............................                 110%               110%
Risk-free interest rate: ...............                5.17%              5.17%
Number of warrants: ....................               85,000         12,420,000

Embedded conversion features
                                                   At                   At
                                                Issuance          June 30, 2006
                                            -----------------    ---------------

Market price: ..........................    $            1.00    $          0.40
Conversion price: $0.50 ................    $       0.30-0.50
Term: ..................................            0.5 years    0.25-1.75 years
Volatility: ............................                 110%               110%
Risk-free interest rate: ...............                4.82%              5.17%
Maximum liability: .....................    $          75,000    $       179,745

The effective exercise price of the embedded conversion feature of the $110,000 convertible promissory note amounts to 25% of the market value of the shares of common stock at the indicated date.

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 4 - DERIVATIVE LIABILITIES-CONTINUED

The Company had 2,610,000 outstanding options issued to non-employees for which performance has not occurred at June 30, 2006. The fair value of such options will be recognized when performance has occurred, pursuant to EITF 00-19.

The aggregate fair value of the warrants and embedded conversion feature issued during the six-month period ended June 30, 2006 amounted to approximately $116,000 at the date of their issuance, of which approximately $107,000 has been recognized as debt discount. The excess of the fair value of the warrants issued during the six-month period ended June 30, 2006 over the proceeds of the associated debt amounted to $9,000 and has been recognized as offset to other income-derivatives. The decrease in fair value of the derivatives between their measurement date and June 28, 2006, amounting to approximately $8.7 million, has been recognized as other income.

On August 31, 2006, the Company issued a $1.5 million convertible promissory note which provides for, among other things, a conversion price amounting to 50% of the market price of the Company's common shares and liquidated damages in the event the Company does not timely register the shares issuable pursuant to the convertible promissory notes. Accordingly, on August 31, 2006, the Company will no longer be able to assert that it has a sufficient number of authorized but unissued shares to satisfy its obligations under the convertible promissory notes and all other outstanding warrants and other convertible instruments. Therefore, the Company will account for the convertible promissory notes, outstanding warrants, and other convertible instruments as derivative contracts and will record a corresponding liability based on the fair value of such derivatives at the measurement dates.

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE

Convertible promissory note and notes payable at June 30, 2006 consist of the following:

   o $110,000 convertible promissory note, bearing interest at 10% per annum, maturing on March 22, 2006. On June 28, 2006, the lender has agreed to amend the convertible promissory note as follows: 1) extended the maturity date, with principal , accrued interest and penalty aggregating $125,000 due on September 22, 2006. The lender no longer has the option to convert the promissory note into the Company's common shares. The Company owes $100,000 and $13,154 in principal and accrued interest and penalties, respectively, at June 30, 2006. The note was initially issued in March 2005 and the Company received $110,000 during the six-month period ended June 30, 2005. The promissory note is unsecured.

   o $200,000 note payable to related party, bearing interest at 14% per annum, with principal repayment of $400,000, together with interest, initially due on February 15, 2006, and extended to November 15, 2006. The Company owes $400,000 and $12,901 in principal and accrued interest, respectively, at June 30, 2006. The note is secured by substantially all assets of the Company.

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE-CONTINUED

   o $100,000 note payable, bearing no stated interest, with principal repayment of $150,000 due on February 15, 2006. The Company owes $150,000 at June 30, 2006. On April 15, 2006, the maturity of the note was extended to July 15, 2006. In consideration for the extension, the Company issued 35,000 warrants and 25,000 shares of its common stock. The warrants are exercisable at $1 per share and expire on April 2009. The promissory note was in default as of July 15, 2006. The note is unsecured.

   o $100,000 notes payable, bearing no stated interest, with principal repayment of $100,000 due on March 15, 2006 as well as 40,000 shares of the Company's common stock. The maturity of notes was extended to May 15, 2006. In consideration for the extension, the Company 50,000 shares to the note holders. The Company owes $100,000 in principal at June 30, 2006. The promissory note was in default as of June 30, 2006. The notes are unsecured.

   o $75,000 convertible promissory note, bearing interest at 20%, due on July 12, 2006. The convertible promissory note is convertible in 150,000 shares of common stock. The note was issued in January 2006 and the Company received $75,000 as consideration. The convertible promissory note was in default as of July 15, 2006. The note is unsecured.

   o $50,000 promissory note, bearing no interest rate, due on May 15, 2006, with a premium repayment of 20,000 shares of common stock and 30,000 warrants. The exercise price of the warrants amounts to $1.50 per share. The note was issued in February 2006 and the Company received $50,000 as consideration. The promissory note was in default as of June 30, 2006. The note is unsecured.

   o $100,000 promissory note, bearing interest at 10%, due on November 30, 2006, with a prepayment premium of 350,000 shares of the Company's common stock. The note was issued in June 2006 and the Company received $100,000 as consideration. The note is unsecured.

   o $100,000 promissory note, bearing interest at 10%, due on July 11, 2006, with a prepayment premium of $50,000 and 25,000 shares of the Company's common stock. The note was issued in April 2006 and the Company received $100,000 as consideration. Additionally, the Company issued 50,000 warrants in connection with the issuance of the promissory note. The warrants are exercisable at $0.50 per share and expire in April 2009. The promissory note was in default as of July 15, 2006. The note is unsecured.

   o $15,000 promissory note, bearing interest rate at 20%, due on July 15, 2006, with a prepayment premium of $1,000. The note is unsecured. The note was satisfied during July 2006.

   o $15,000 promissory note, bearing interest rate at 12%, due on September 15, 2006, with a prepayment premium of $1,000. The note is unsecured. The note was satisfied during September 2006.

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE-CONTINUED

During the six-month period ended June 30, 2006, the Company issued a $30,000 promissory note payable on May 3, 2006, with a premium repayment of $7,500. The Company satisfied the $37,500 obligations under such promissory note in May 2006.

Certain of the aforementioned notes are in default. Management is negotiating with the appropriate noteholders to either satisfy or extend the maturity of the notes. Management cannot determine whether it will be successful in extending the maturity of such notes.

The fair value of all warrants and embedded conversion features issued during the six-month period ended June 30, 2006 has been accounted as derivative liabilities. A debt discount of approximately $107,000 has been recognized pursuant to the issuance of the warrants and embedded conversion features during the six-month period June 30, 2006. The debt discount is amortized using the effective interest method and amounted to approximately $123,000 during the six-month period ended June 30, 2006.

The Company issued 55,611 shares of common stock in connection with certain notes payable. The fair value of such shares amounted to approximately $66,000 and has been recognized as interest expense.

Interest expense, including the amortization of debt discount, amounted to approximately $267,000 during the six-month period ended June 30, 2006.

NOTE 6 - STOCKHOLDERS' DEFICIT

Warrants

Pursuant to the $110,000 convertible promissory note, the Company issued 2,100,000 warrants during the six-month period ended June 30, 2005. The exercise price of the warrants amounts to $0.10 per share. Such warrants expire in 2008.

Pursuant to the $50,000 promissory note issued in February 2006, the Company issued 30,000 warrants during the six-month period ended June 30, 2006. The exercise price of the warrants amounts to $1.50 per share. Such warrants expire in March 2009.

Pursuant to the $100,000 promissory note issued in April 2006, the Company issued 50,000 warrants during the six-month period ended June 30, 2006. The exercise price of the warrants amounts to $0.50 per share. Such warrants expire in April 2009.

In consideration for the extension of the $100,000 note payable effective in April 2006, the Company issued 35,000 warrants. The warrants are exercisable at $1 per share and expire on April 2009.

The fair value of all warrants issued during the six-month ended June 30, 2006 and 2005 has been recorded as derivative liabilities at their date of issuance. However, on June 28, 2006, the Company reclassified the warrants as equity contracts and recorded their fair value at that date as additional paid-in capital.

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 6 - STOCKHOLDERS' DEFICIT-CONTINUED

Stock

During the six-month period ended June 30, 2006, the Company issued 145,666 shares of common stock in connection with the payment of interest on certain notes payable. The fair value of such shares amounted to approximately $66,000 based on the quoted price of the Company's stock on the day they were issued.

NOTE 7 - SUBSEQUENT EVENTS

On August 31, 2006, Tradequest completed a $1,500,000 financing of its 6% Secured Convertible Notes and Common Stock Purchase Warrants to purchase 10,000,000 shares of common stock. At the initial closing $500,000 of notes were issued and paid for. In addition, $500,000 principal amount of notes will be funded on the date the Company files its registration statement, and the remaining $500,000 principal amount of notes will be funded at the date that the registration statement is declared effective with the Securities and Exchange Commission. The warrants were issued at the closing and are exercisable at $.40 per share, subject to adjustment, and expire on August 29, 2013.

The purchasers of the notes are four accredited institutional investors. The exercise of the warrants and conversion of the notes are subject to a 4.99% cap of the beneficial ownership that each purchaser may have at any point in time while the securities are outstanding.

The notes are secured by all of the assets of Tradequest. The notes are convertible into common shares of Tradequest at a price equal to 50% of the market price of the common shares of Tradequest, but the percentage discount from the trading price would decrease to 45% if the Company timely files its registration statement and to 40% if the registration statement becomes effective on a timely basis as described . The notes mature on August 29, 2009. Interest is payable monthly subject to certain exceptions as provided in the notes. No holder may convert the greater of (i) $80,000 per calendar month or
(ii) the average daily dollar volume calculated during the 10 business days prior to a conversion. Each purchaser of the notes is subject to a 4.99% cap on the beneficial ownership that each purchaser may have at any point in time while the notes are outstanding. The notes include certain covenants, including restrictions that preclude (i) future offerings either in the form of equity or debt, except for indebtedness to trade creditors or financial institutions incurred in the ordinary course of business, and additionally, these covenants preclude the Company from, directly or indirectly, using proceeds for any loan to or investment in any other corporation, partnership, enterprise or other person (except in connection with its currently existing direct or indirect subsidiaries), (ii) the satisfaction of any portion of the Company's debt, or
(iii) the redemption of any Common Stock.

Provided Tradequest is not in default under the terms of the transaction documents, its common shares are trading at or below $0.20 and subject to certain other conditions, Tradequest shall have the right to prepay the notes in cash equal to either (i) 120% for prepayments occurring within 30 days of issuance of the notes, (ii) 130% for prepayments between 31 and 60 days after the issue date or (iii) 140% for prepayments occurring after the 60th day following the issue date plus accrued and unpaid interest or any default interest.

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 7 - SUBSEQUENT EVENTS-CONTINUED

The Company has agreed to file a registration statement covering the shares of common stock underlying the securities issued. In the event the registration statement is not filed by September 29, 2006 or does not become effective within 120 days from the closing, the Company is required to pay liquidated damages equal to 2% of the principal amount of the notes outstanding on a monthly basis until the registration covenant is satisfied. The damages may be satisfied in common shares of Tradequest at our option. The transaction documents also provide for the payment of liquidated damages to the investors in certain events, including the Company's failure to maintain an effective registration statement covering the resale of the common shares issuable upon conversion or exercise of the securities.

During the third quarter of 2006, the Company satisfied two promissory notes with principals aggregating $30,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

During August 2005, we acquired all the outstanding shares of IP1 ("IP1") pursuant to a securities purchase agreement and plan of reorganization. The acquisition of IP1 was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as if IP1 was the acquiror. The results of operations for the six-month period ended June 30, 2005 discussed below represent the operations of IP1 and the results of operations for the six-month period ended June 30, 2006 reflect the consolidated operations of IP1 and the Company. We have retroactively restated our net loss per share and the stockholders' deficit section of our balance sheet to reflect the reverse acquisition.

As a result of the reverse acquisition, our business is now the business of IP1. We are an Internet communications provider offering worldwide Voice over Internet Protocol ("VOIP") and other services to small and medium size businesses and individuals. The initial marketing programs are aimed at the Latin American market. Our operations are located in South Florida. We began marketing our products and services during the third quarter of 2005.

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

RESULTS OF OPERATIONS

                                                For the
                                         six-month period ended                Variation
                                               June 30,                       2006 vs 2005
                                          2006            2005             $                %
                                      -----------     -----------     -----------      -----------
Revenues .........................    $    10,316     $         -     $    10,316           NM

Cost of revenues .................         20,887          23,470          (2,583)          NM
                                      -----------     -----------     -----------      -----------

Gross profit (loss) ..............        (10,571)        (23,470)          7,733           NM

Operating expenses:
Sales, general, and
 administrative expenses .........        321,373         181,614         139,759           77%
Sales, general, and administrative
 expenses-related party ..........         32,100          32,100               -            0%
                                      -----------     -----------     -----------      -----------
                                          353,473         213,714         139,759           65%

Net operating loss ...............       (364,044)       (237,184)        126,860           53%

Other income-derivatives .........      8,670,798               -      (8,670,798)          NM
Interest expense-related party ...        (14,000)              -          14,000           NM
Interest expense .................       (267,422)        (44,230)        267,422           NM
                                      -----------     -----------     -----------      -----------

Net income (loss) ................      8,025,332        (281,414)     (8,306,746)       -2952%
                                      ===========     ===========     ===========      ===========

NM:  Not meaningful

SIX-MONTH PERIOD ENDED JUNE 30, 2006 AND JUNE 30, 2005

Revenues
--------

We have generated minimal revenues since inception. Our revenues for the six months ended June 30, 2006 consisted primarily of per-minute usage fees for our VOIP communication services. As our services were launched during the third quarter of 2005, we did not report revenues for the first half of fiscal 2005.

Cost of revenues
----------------

Our cost of revenues consists of the costs to secure our VOIP communication services with network carriers. Our cost of revenues during the six-month period ended June 30, 2006 is primarily attributable to incurring fixed and variable costs from network carriers to secure our VOIP communication services associated with the launch of our VOIP services during the third quarter of 2005. We did incur similar fees during the six-month period ended June 30, 2006 in anticipation of the lauch of its VOIP services in the third quarter of 2005.

Sales, general, and administrative expenses and sales, general and administrative-related party
------------------------------------------------------------------

Our sales, general, and administrative expenses consist primarily of consultant fees incurred in connection with the sales and support of our VOIP services. The increase in sales, general, and administrative expenses during the six-month period ended June 30, 2006 is primarily due to hiring more consultants to support our sale and support our VOIP services as well as professional fees associated with being a publicly-traded company. We were still a private company during the six-month period ended June 30, 2005. Sales, general and administrative - related party consists of rental expenses. There were no variation in sales, general, and administrative expenses-related party during the six-month period ended June 30, 2006 when compared to the prior period.

Other income-derivatives
------------------------

Other income - derivatives includes the recognition of the fair value of embedded conversion feature, options, warrants, and other rights to receive shares issued and outstanding. For the six-months period ended June 30, 2006 we recognized other income of $8,670,798 which represents the change in the fair value of the derivate instruments between measurement dates. The decrease in the fair value of the derivative liabilities is primarily due to a decrease in our stock price since January 1, 2006.

Interest expense and interest expense-related party
---------------------------------------------------

Interest expense and interest expense - related party represents interest incurred on various notes payable, including a note payable due to Arlington Investment Group, an entity controlled by one of our executive officers. The interest expense consists primarily of the amortization of debt discount as well as interest accrued , whether paid in cash or stock, pursuant to such notes payable. The increase in interest expense and interest expense-related party is primarily due to an increase weighted-average debt principal during the six-month period ended June 30, 2006 when compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2006 we had cash on hand of approximately $5,000 and a working capital deficit of $1.3 million. Our independent auditors' report on our financial statements for fiscal year 2005 contained an explanatory paragraph regarding our ability to continue as a going concern.

Cash used in our operating activities amounted to approximately $332,000 during the six-month period ended June 30, 2006. Our net income for that period amounted to approximately $8.0 million and was adjusted as follows:

   o Decrease in fair value of derivatives between measurement date of approximately $8.7 million

   o Amortization of debt discount and fair value of share issued in satisfaction of interest on note payable of approximately $123,000 and $66,000, respectively.

We financed our operating and investing activities during the six-month period ended June 30, 2006 by issuing a note payable and convertible promissory note amounting to $385,000. We also satisfied a note payable of $30,000 during the six-month period ended June 30, 2006.

Cash used in our operating activities amounted to approximately $152,000 during the six-month period ended June 30, 2005. Our net loss for that period amounted to approximately $281,000 and was adjusted as follows:

   o  Decrease in accounts receivable amounting to approximately $35,000;

   o Increase in accounts payable and accounts payable to related party of approximately $15,000 and $32,000, respectively.

We financed our operating and investing activities during the six-month period ended June 30, 2005 by issuing convertible promissory note and promissory notes amounting to $410,000.

On August 31, 2006, Tradequest completed a $1,500,000 financing of its 6% Secured Convertible Notes and Common Stock Purchase Warrants to purchase 10,000,000 shares of common stock. At the initial closing $500,000 of notes were issued and paid for. In addition, $500,000 principal amount of notes will be funded on the date the Company files its registration statement, and the remaining $500,000 principal amount of notes will be funded at the date that the registration statement is declared effective with the Securities and Exchange Commission. The warrants were issued at the closing and are exercisable at $.40 per share, subject to adjustment, and expire on August 29, 2013.

The purchasers of the notes are four accredited institutional investors. The exercise of the warrants and conversion of the notes are subject to a 4.99% cap of the beneficial ownership that each purchaser may have at any point in time while the securities are outstanding.

The notes are secured by all of the assets of Tradequest. The notes are convertible into common shares of Tradequest at a price equal to 50% of the market price of the common shares of Tradequest, but the percentage discount from the trading price would decrease to 45% if the Company timely files its registration statement and to 40% if the registration statement becomes effective on a timely basis as described . The notes mature on August 29, 2009. Interest is payable monthly subject to certain exceptions as provided in the notes. No holder may convert the greater of (i) $80,000 per calendar month or
(ii) the average daily dollar volume calculated during the 10 business days prior to a conversion. Each purchaser of the notes is subject to a 4.99% cap on the beneficial ownership that each purchaser may have at any point in time while the notes are outstanding. The notes include certain covenants, including restrictions that preclude (i) future offerings either in the form of equity or debt, except for indebtedness to trade creditors or financial institutions incurred in the ordinary course of business, and additionally, these covenants preclude the Company from, directly or indirectly, using proceeds for any loan to or investment in any other corporation, partnership, enterprise or other person (except in connection with its currently existing direct or indirect subsidiaries), (ii) the satisfaction of any portion of the Company's debt, or
(iii) the redemption of any Common Stock.

Provided Tradequest is not in default under the terms of the transaction documents, its common shares are trading at or below $0.20 and subject to certain other conditions, Tradequest shall have the right to prepay the notes in cash equal to either (i) 120% for prepayments occurring within 30 days of issuance of the notes, (ii) 130% for prepayments between 31 and 60 days after the issue date or (iii) 140% for prepayments occurring after the 60th day following the issue date plus accrued and unpaid interest or any default interest.

The Company has agreed to file a registration statement covering the shares of common stock underlying the securities issued. In the event the registration statement is not filed by September 29, 2006 or does not become effective within 120 days from the closing, the Company is required to pay liquidated damages equal to 2% of the principal amount of the notes outstanding on a monthly basis until the registration covenant is satisfied. The damages may be satisfied in common shares of Tradequest at our option. The transaction documents also provide for the payment of liquidated damages to the investors in certain events, including the Company's failure to maintain an effective registration statement covering the resale of the common shares issuable upon conversion or exercise of the securities.

We introduced our services during the third quarter of fiscal 2005 and to date have generated minimal revenues. Our revenues are not sufficient to pay our operating expenses and we have relied upon short-term borrowings to provide funds for working capital. At June 30, 2006 we had an aggregate of approximately $1.1 million due under short term notes, of which $525,000 are past due as of the date of this quarterly report. Other of the remaining outstanding notes include terms which either require principal repayments in excess of the original amount lent, as well as shares of our common stock upon maturity. While we are attempting to restructure these obligations, we do not presently have sufficient funds to pay any of these notes. If the note holders should declare a default on the notes, if we were unable to pay the obligation the note holders would be entitled to foreclose on our assets. In this event, we would be unable to continue our operations.

Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. Our future capital requirements depend primarily on the rate at which we can increase our revenues and thereby decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, attain and retain a customer base, and our ability to attract key personnel as we grow. In addition to funds necessary to fund our recurring operating expenses and funds to satisfy the short terms notes discussed above, we will need to raise significant additional capital to continue to implement our business model. Because we have no firm commitments from any third party to provide this financing, we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results for the next twelve months. If we are unable to raise additional capital, we may be unable to continue our operations and our stockholders could loose their entire investment in our company.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2006, we issued a $100,000 promissory note to an accredited investor. The promissory note matured on July 11, 2006. In connection with the issuance of the promissory note, we will be obligated to issue 25,000 shares of our common stock at the maturity date. We also issued 50,000 warrants in connection with this transaction. The exercise price of the warrants is $0.50 per share. The warrants expire in April 2009. The transaction was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on an exemption provided by Section 4(2) of the act.

In April 2006, in consideration for the extension of a $100,000 note payable to an individual, the Company issued 25,000 shares of its common stock and 35,000 warrants, which are valued based on the quoted trading price of our stock over the terms of the note payable. The warrants expire in April 2009. The recipient is accredited or otherwise sophisticated investors and the transaction was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the act.

In June 2006, we issued a $100,000 promissory note to an accredited investor. The promissory note matures on November 30, 2006. In connection with the issuance of the promissory note, we will issue 350,000 shares of our common stock at the maturity date, which are valued based on the quoted trading price of our stock over the terms of the note payable. The transaction was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on an exemption provided by Section 4(2) of the act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At June 30, 2006 we had an aggregate of approximately $1.1 million due under short term notes, of which $525,000 are past due as of the date of this quarterly report. Other of the remaining outstanding notes include terms which either require principal repayments in excess of the original amount lent, as well as shares of our common stock upon maturity. While we are attempting to restructure these obligations, we do not presently have sufficient funds to pay any of these notes. If the note holders should declare a default on the notes, if we were unable to pay the obligation the note holders would be entitled to foreclose on our assets. In this event, we would be unable to continue our operations.

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

                                        Tradequest International, Inc.

                                    By: /s/ Luis Alvarez
                                        ----------------
September 20, 2006                      Luis Alvarez, CEO, principal executive
                                        officer and principal accounting officer