Form 10QSB
period 2006-09-30
TRADEQUEST INTERNATIONAL INC
filed 2006-11-14
CIK 29322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly report ended September 30, 2006

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

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At November 13, 2006, there were 75,245,142 shares of common stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

         References in this report to "Tradequest", the "Company", "we", "us" and "our" are to Tradequest International, Inc. a Nevada corporation, and our subsidiary. All per share information contained in this report gives effect to the 65 for 1 stock split effective October 11, 2005.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         This quarterly report contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Cash ..........................................................   $   177,965

  Property and equipment, net of accumulated
   depreciation of $11,707 ......................................        18,534
  Deferred financing fees, net of accumulated
   amortization of $4,306 .......................................       150,694
  Security deposits .............................................         6,500
                                                                    -----------

     Total assets ...............................................   $   353,693
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .........................   $    44,612
  Due to stockholder ............................................   $   118,350
  Deferred revenues .............................................         7,382
  Due to chief executive officer ................................         6,484
  Derivative liabilities ........................................     2,092,886
  Note payable to related party and accrued interest ............       410,567
  Convertible promissory notes, net of discount
   of $486,111 ..................................................        98,827
  Notes payable and accrued interest ............................       650,220
                                                                    -----------

     Total current liabilities ..................................     3,429,328

Stockholders' Deficit:
  Preferred stock; $0.001 par value, 10,000,000
   shares authorized, none issued and outstanding ...............             -
  Common stock; $.001 par value, 100,000,000 shares
   authorized, 62,005,115 issued and outstanding ................        62,005
  Additional paid-in capital ....................................     7,222,488
  Deferred compensation .........................................      (634,256)
  Accumulated deficit ...........................................    (9,725,872)
                                                                    -----------

     Total stockholders' deficit ................................    (3,075,635)
                                                                    -----------

     Total liabilities and stockholders' deficit ................   $   353,693
                                                                    ===========

                       See Notes to Financial Statements.

                              TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                               (Unaudited)
                                       For the nine-month period       For the nine-month period
                                          ended September 30,              ended September 30,
                                         2006             2005            2006             2005
                                      ------------    ------------    ------------    ------------
Revenues ..........................   $     24,337    $      1,839    $     14,021    $      1,839

Cost of revenues ..................         40,975          37,980          20,088          14,510
                                      ------------    ------------    ------------    ------------

Gross profit: .....................        (16,638)        (36,141)         (6,067)        (12,671)

Operating expenses:
  Sales, general and administrative        592,432       1,340,245         271,059       1,158,631
  Sales, general and
   administrative-related party ...         43,100          48,150          11,000          16,050
                                      ------------    ------------    ------------    ------------
     Total operating expenses .....        635,532       1,388,395         282,059       1,174,681
                                      ------------    ------------    ------------    ------------

     Operating loss ...............       (652,170)     (1,424,536)       (288,126)     (1,187,352)
                                      ------------    ------------    ------------    ------------

Other income (expenses):
Other income-derivatives ..........      9,329,695               -         658,897               -
Other expense-derivatives .........     (2,202,750)              -      (2,202,750)              -
Interest expense-related party ....        (21,000)       (107,545)         (7,000)       (107,545)
Interest expense ..................       (456,442)        (62,556)       (189,020)        (18,326)
                                      ------------    ------------    ------------    ------------

Net income (loss) .................   $  5,997,333    $ (1,487,092)   $ (2,027,999)   $ (1,205,678)
                                      ============    ============    ============    ============

Basic income (loss) per share .....   $       0.10    $      (0.04)   $      (0.03)   $      (0.02)
                                      ============    ============    ============    ============

Diluted income (loss) per share ...   $      (0.02)   $      (0.04)   $      (0.03)   $      (0.02)
                                      ============    ============    ============    ============

Basic weighted average shares
 outstanding ......................     57,890,798      39,096,676      59,342,886      54,960,426
                                      ============    ============    ============    ============

Diluted weighted average shares
 outstanding ......................     57,890,798      39,096,676      59,342,886      54,960,426
                                      ============    ============    ============    ============

                             See Notes to Unaudited Financial Statements.

                                                   4

                         TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                             For the month-month period
                                                                 ended September 30,
                                                                 2006           2005
                                                             -----------    -----------
Cash flows from operating activities:
Net income (loss) ........................................   $ 5,997,333    $(1,487,092)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Amortization of debt discount ..........................       142,748         27,334
  Amortization of deferred compensation ..................       108,970         19,770
  Amortization of deferred financing costs ...............         4,306              -
  Fair value of derivative liabilities at date of
   issuance, in excess of debt discount ..................     2,202,750              -
  Decrease in fair value of derivative liabilities .......    (9,329,695)             -
  Fair value of shares of common stock issued in
   satisfaction of interest on note payable ..............       207,801              -
  Fair value of shares issued pursuant to
   recapitalization ......................................             -        997,733
  Write-off of deferred financing fees ...................        10,000              -
  Depreciation ...........................................         6,828          2,398
Changes in operating assets and liabilities
  Accounts receivable ....................................           (48)        35,245
  Security deposits ......................................             -         (3,500)
  Accounts payable to related party ......................        43,100         43,105
  Due to Chief executive officer .........................             -          6,484
  Deferred revenues ......................................         4,882              -
  Accounts payable and accrued expenses ..................         4,028         12,710
  Accrued interest on promissory notes-related party .....             -        107,545
  Accrued interest and premiums on promissory notes ......        65,688         23,478
                                                             -----------    -----------

Net cash used in operating activities ....................      (531,309)      (214,790)

Cash flows from investing activity:
  Purchase of property and equipment .....................          (470)       (20,392)
                                                             -----------    -----------
Net cash used in financing activities ....................          (470)       (20,392)

Cash flows from financing activities:
  Proceeds from issuance of convertible promissory notes .       575,000        110,000
  Proceeds from issuance of promissory notes .............       310,000        400,000
  Principal repayments of promissory notes ...............       (60,000)        (5,255)
  Proceeds from issuance of shares of common stock .......             -              -
  Payment of deferred financing costs ....................      (105,000)             -
  Use of bank overdraft ..................................       (10,256)             -
                                                             -----------    -----------

Net cash provided by financing activities ................       709,744        504,745

(Decrease) increase in cash ..............................       177,965        269,563

Cash, beginning of period ................................             -            699
                                                             -----------    -----------

Cash, end of period ......................................   $   177,965    $   270,262
                                                             ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest ...............   $    56,897    $         -
                                                             ===========    ===========

  Cash paid during the period for taxes ..................   $         -    $         -
                                                             ===========    ===========

Supplemental schedule of non-cash financing and investing activities:

Fair value of embedded conversion features and
 freestanding warrants and corresponding increase in
 debt discount ...........................................   $   607,250    $    27,500
                                                             ===========    ===========

Liabilities assumed upon merger ..........................   $         -    $    25,130
                                                             ===========    ===========

Reclassification of contracts from liability to equity ...   $ 4,858,184    $         -
                                                             ===========    ===========
Fair value of freestanding warrants and corresponding
 increase in deferred financing fees .....................   $    50,000    $         -
                                                             ===========    ===========

                      See Notes to Unaudited Financial Statements.

                                            5

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

The Company was incorporated under the laws of the State of Mississippi on August 8, 1966 and it was reincorporated in Nevada on August 17, 2005. During August 2005, the Company acquired IP1 Network Corporation, formerly known as InComm Holdings Corp. ("IP1"). The Company is an Internet communications provider offering worldwide Voice over Internet Protocol and other services to small and medium size businesses and individuals. The initial marketing programs are aimed at the Latin American market. The Company's operations are located in South Florida.

The acquisition of IPI was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as if IPI was the acquiror. The results of operations discussed below represent the operations of IPI through September 30, 2006. The results of operations subsequent to August 19, 2005 reflect the consolidated operations of IPI and the Company. We have retroactively restated our net loss per share and the stockholders' deficit section of our balance sheet to reflect the reverse acquisition.

Going Concern
-------------

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $9.7 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

In the opinion of the management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2006, and the results of operations and cash flows for the nine-month period ending September 30, 2006 have been included. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-KSB as filed with the Securities and Exchange Commission for the nine-month period ended December 31, 2005.

Concentration of Credit Risks
-----------------------------

The Company is subject to concentrations of credit risk primarily from cash. During the nine-month period ended September 30, 2006, the Company reached bank balances exceeding the FDIC insurance limit. At September 30, 2006, the amount in excess of FDIC insurance was approximately $78,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

Product Concentration
---------------------

The Company earns all of its revenues from providing worldwide Voice over Internet Protocol and other services to small and medium size businesses and individuals.

Customer Concentration
----------------------

None of the Company's clients accounted for more than 10% of its revenues during the nine-month ended September 30, 2006.

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

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Earnings per Share
------------------

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to the convertible promissory notes amounted to 40,805,714 and 19,035,476 at September 30, 2006 and 2005, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to convertible debt at September 30, 2006 and September 30, 2005 are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share:

                                                      Nine-month period ended         Three-month period ended
                                                            September 30,                   September 30,
                                                        2006            2005            2006            2005
                                                    ------------    ------------    ------------    ------------
Numerator:
Net income (loss) ...............................   $  5,997,333    $ (1,487,092)   $ (2,027,999)   $ (1,205,678)
Other income, net-derivatives ...................     (7,126,945)              -               -               -
                                                    ------------    ------------    ------------    ------------
Numerator for diluted earnings per share ........   $ (1,129,612)   $ (1,487,092)   $ (2,027,999)   $ (1,205,678)
                                                    ============    ============    ============    ============

Denominator:
Denominator for basic and diluted earnings per
share-weighted average shares outstanding
                                                      57,890,798      39,096,676      59,342,886      54,960,426

Basic earnings (loss) per share .................   $       0.10    $      (0.04)   $      (0.03)   $      (0.02)
                                                    ============    ============    ============    ============
Diluted earnings (loss) per share ...............   $      (0.02)   $      (0.04)   $      (0.03)   $      (0.02)
                                                    ============    ============    ============    ============
Anti-dilutive weighted-average shares ...........     18,238,829       6,003,294      19,160,833      14,814,643
                                                    ============    ============    ============    ============

                         TRADEQUEST INTERNATIONAL, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Stock Splits
------------

The Company's board of directors declared the following reverse split of the Company's common stock:

         October 11, 2005 ...........  65 for 1

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

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

In June 2005, the Financial Accounting Standard Board issued EITF 05-04. EITF 05-04 addresses the question as to whether liquidated damages pursuant to a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this matter and allows for the treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of September 30, 2006, the FASB still has not rescheduled EITF 05-04 for further discussion.

In connection with the issuance of a convertible promissory notes and related warrants, we granted liquidated damages pursuant to a separate registration right agreement. The Company adopted View C of EITF 05-04. Accordingly, the liquidated damages pursuant to this registration right agreement were evaluated as a stand alone financial instrument. This treatment did not have a significant different effect than if the Company would have adopted View A or B, because the classification of the warrants and certain embedded features of the convertible debentures were classified as derivative liabilities. The Company believes that should the FASB staff reach a consensus on EITF 05-04 and select combined treatment (View A or B), the embedded conversion features and the warrants will have to be evaluated as a combined unit with the liquidated damages pursuant to the registration rights agreement, and accordingly, be evaluated as derivative liabilities. The Company does not believe that its measurement of the derivative liabilities under View A or View B would significantly differ from its measurement of the derivative liabilities under View C in these circumstances.

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

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

The Company applies this statement prospectively. Performance or service conditions that affect vesting are not reflected in estimating the fair value of an award at the grant date because those conditions are restrictions that stem from the possible forfeiture of instruments to which the option holder has not yet earned the right.

During July 2005, the Company issued 2,610,000 options to a consultant of the Corporation, with an exercise price of $0.01. Such options are not vested or exercisable at September 30, 2006. There is no expiration date on the options. The options vest in the year in which the Company achieves $20 million in revenues, and a prorata portion of the options would vest in the year in which the Company achieves $10 million in revenues. Accordingly, no compensation cost associated with the options is recognized during the nine-month period ended September 30, 2006.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company subleased space used for its headquarters' and operational activities from an entity affiliated to one of its stockholders. The sublease provided for monthly payments of approximately $5,000. The Company incurred approximately $43,000 and $43,000 during the nine-month period ended September 30, 2006 and 2005, respectively. During August 2006, the related party relinquished all its rights under the sublease at the condition that the Company vacated the premises by August 31, 2006, which it did. The Company owes approximately $118,000 at September 30, 2006.

During June 2005, the Company issued a $200,000 note payable an entity wholly-owned by one of its executive officers. The note is secured by substantially all assets of the Company. The note bears interest at 14% per annum and includes a repayment premium of $200,000 at December 15, 2005. The note, including accrued interest and premium initially matured on December 15, 2005 and was extended to November 15, 2006. The Company recognized approximately $21,000 of interest expense in connection with this note during the nine-month period ended September 30, 2006. The amount payable under the note amounts to approximately $411,000 at September 30, 2006. The Company paid approximately $21,000 of interest expense during the nine-month period ended September 30, 2006.

NOTE 3 - DUE TO CHIEF EXECUTIVE OFFICER

The Company owes its chief executive officer approximately $6,500 at September 30, 2006. The advance does not bear interest and is payable on demand.

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 4 - DERIVATIVE LIABILITIES

MARCH 2005 TRANSACTION

During March 2005, the Company issued a convertible promissory note. The lender has the option to convert up to $100,000 principal and accrued interest into shares of the Company at a 25% discount of the fair value of the shares at the date of conversion. In connection with the issuance of the convertible promissory note, the Company also issued 2,200,000 warrants exercisable at $0.10 per share. As a resulting of the issuance of the promissory note with such terms, there was no explicit number of shares that are to be delivered upon satisfaction of the convertible promissory note, the Company is unable to assert that it had sufficient authorized and unissued shares to settle such note. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and options as well as those issued in the future, would be classified as liabilities as well, effective with the issuance of the convertible promissory note.

At June 28, 2006, the Company renegotiate the terms of the convertible promissory note. Pursuant to the new terms, the note is no longer convertible into the Company's shares. As a result of the new terms, the Company can assert that it has a sufficient amount of authorized and unissued shares settle its obligations which can be settled in shares at September 30, 2006. Accordingly, the Company reclassified all contracts, warrants, and other convertible instruments outstanding at June 28, 2006 from liability to equity. The fair value of such contracts amounted to approximately $4.9 million at June 28, 2006 and the Company reduced its derivative liabilities and increased its additional paid-in capital by a corresponding amount during the nine-month period ended September 30, 2006.

The Company believes that the aforementioned embedded derivatives and freestanding warrants met the criteria of SFAS 133 and EITF 00-19, when appropriate, prior to the June 28, 2006 transaction, and were accounted for as separate derivatives with a corresponding value recorded as liability.

The fair value of the derivative liabilities issued at their date of issuance between January 1, 2006 and June 28, 2006 and all derivative liabilities, including those issued prior to January 1, 2006, at June 28, 2006 is as follows:

                                             At issuance    At June 28, 2006
                                             -----------    ----------------

         Freestanding warrants ..........     $   24,218       $4,768,850
         Embedded conversion feature ....         84,000           89,333
                                              ----------       ----------
                                              $  108,218       $4,858,183
                                              ==========       ==========

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 4 - DERIVATIVE LIABILITIES-CONTINUED

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants
                                            At issuance     At June 28, 2006
                                          -------------     ----------------
         Market price: ................   $0.50 - $0.51                $0.40
         Exercise price: ..............   $0.50 - $1.00       $0.001 - $1.50
         Term: ........................         3 years       1.75 - 3 years
         Volatility: ..................            110%                 110%
         Risk-free interest rate: .....           5.17%                5.17%
         Number of warrants: ..........          85,000           12,420,000


Embedded conversion features
                                            At issuance     At June 28, 2006
                                            -----------    -----------------
         Market price: ................          $ 1.00               $ 0.40
         Conversion price: ............          $ 0.50        $0.30 - $0.50
         Term: ........................       0.5 years    0.25 - 1.75 years
         Volatility: ..................            110%                 110%
         Risk-free interest rate: .....           4.82%                5.17%
         Maximum liability: ...........        $ 75,000            $ 179,745

The effective exercise price of the embedded conversion feature of the $110,000 convertible promissory note amounted to 25% of the market value of the shares of common stock at the indicated date.

AUGUST 2006 TRANSACTION

On August 31, 2006, the Company issued $500,000 6% Secured Convertible Promissory Notes which provide for, among other things, a conversion price amounting to 50% of the market price of the Company's common shares and liquidated damages in the event the Company does not timely register the shares issuable pursuant to the convertible promissory notes. Accordingly, on August 31, 2006, the Company will no longer be able to assert that it has a sufficient number of authorized but unissued shares to satisfy its obligations under the convertible promissory notes and all other outstanding warrants and other convertible instruments. Therefore, the Company accounted for the 6% Secured Convertible Promissory Notes, outstanding warrants, and other convertible instruments as derivative contracts and recorded a corresponding liability based on the fair value of such derivatives at the measurement dates.

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 4 - DERIVATIVE LIABILITIES-CONTINUED

The fair value of the derivative liabilities issued and outstanding at August 31, 2006 and at September 30, 2006 is as follows:

                                                  At          At June
                                               issuance       28, 2006
                                              ----------     ----------
         Freestanding warrants ..........     $1,963,750     $1,298,600
         Liquidated damages .............         80,000         80,000
         Embedded conversion feature ....        700,000        714,286
                                              ----------     ----------
                                              $2,743,750     $2,092,886
                                              ==========     ==========

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants
                                                 At            At September
                                             issuance            30, 2006
                                          --------------     -----------------
         Market price: ................            $0.10                 $0.07
         Exercise price: ..............   $0.001 - $1.50        $0.001 - $1.50
         Term: ........................    1.5 - 7 years     1.33 - 6.92 years
         Volatility: ..................             110%                  110%
         Risk-free interest rate: .....            4.85%                 4.69%
         Number of warrants: ..........       23,410,000            23,410,000

Embedded conversion features

                                                 At            At September
                                             issuance            30, 2006
                                          --------------     -----------------
         Market price: ................            $0.10                 $0.07
         Conversion price: ............    $0.05 - $0.15        $0.035 - $0.15
         Term: ........................   0.01 - 3 years     0.01 - 2.92 years
         Volatility: ..................             110%                  110%
         Risk-free interest rate: .....            4.85%                 4.69%
         Maximum liability: ...........        $ 575,000             $ 575,000

The effective exercise price of the embedded conversion feature of the $110,000 convertible promissory note amounted to 50% of the market value of the shares of common stock at the indicated date.

The Company used the following methodology to value the embedded conversion features and liquidated damages:

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 4 - DERIVATIVE LIABILITIES-CONTINUED

It estimated the discounted cash flows payable by the Company, using probabilities and likely scenarios, for subsequent financing reset, and liquidated damages payable upon untimely effectiveness of a registration statement. If the additional cash consideration was payable in cash or stock, it determined the amount of additional shares that would be issuable pursuant to its assumptions. The Company revisits the weight of probabilities and the likelihood of scenarios at each measurement date of the derivative liabilities, which are the balance sheet dates.

The Company had 2,610,000 outstanding options issued to non-employees for which performance has not occurred at September 30, 2006. The fair value of such options will be recognized when performance has occurred, pursuant to EITF 00-19.

The aggregate fair value of the warrants, embedded conversion feature and liquidated damages issued or reclassified during the nine-month period ended September 30, 2006 amounted to approximately $2.75 million at the date of their issuance or reclassification, of which approximately $607,000 has been recognized as debt discount, $50,000 as deferred financing fees, and approximately $2.2 million as other expenses-derivative liability. The decrease in fair value of the derivatives between their measurement date and June 28, 2006, amounting to approximately $9.3 million, has been recognized as other income.

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE

Convertible promissory note and notes payable at September 30, 2006 consist of the following:

      o $110,000 convertible promissory note, bearing interest at 10% per annum, originally maturing on March 22, 2006. On June 28, 2006, the lender agreed to amend the convertible promissory note to extended the maturity date, with principal , accrued interest and penalty aggregating $125,000 due on September 22, 2006. The original note was convertible into shares of the Company's common stock but the amendment eliminated the conversion feature. The Company owes $100,000 and $13,219 in principal and accrued interest and penalties, respectively, at September 30, 2006. The note was initially issued in March 2005 and the Company received $110,000 during the nine-month period ended September 30, 2005. The promissory note is unsecured.

      o $200,000 note payable to related party, bearing interest at 14% per annum, with principal repayment of $400,000, together with interest, initially due on February 15, 2006, and extended to November 15, 2006. The Company owes $400,000 and $10,567 in principal and accrued interest, respectively, at September 30, 2006.

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE-CONTINUED

      o $100,000 note payable, bearing no stated interest, with principal repayment of $150,000 due on February 15, 2006. The Company owes $150,000 at September 30, 2006. The maturity of the note was extended to July 15, 2006 . In consideration for the extensions, the Company issued in aggregate 35,000 warrants and 25,000 shares of its common stock. The warrants are exercisable at $1 per share and expire on April 2009. The note is unsecured. The note is in default

      o $100,000 notes payable, bearing no stated interest, with principal repayment of $100,000 due on March 15, 2006 as well as 40,000 shares of the Company's common stock. The maturity of the notes was extended twice and is now November 1, 2006. In consideration for the extensions, the Company issued in aggregate 150,000 shares to the note holders. The Company owes $100,000 in principal at September 30, 2006. The notes payable were past due as of September 30, 2006. The notes are unsecured. The note is in default

      o $75,000 convertible promissory note, bearing interest at 20%, due on July 12, 2006. The convertible promissory note is convertible in 150,000 shares of common stock. The note was issued in January 2006 and the Company received $75,000 as consideration. The convertible promissory note was past due at September 30, 2006. The note is unsecured. The convertible promissory note was amended during September 2006 to adjust the number of convertible shares to 500,000. During October 2006, the note was converted to 500,000 shares.

      o $50,000 promissory note, bearing no interest rate, initially due on May 15, 2006, with a premium repayment of 20,000 shares of common stock and 30,000 warrants. The exercise price of the warrants amounts to $1.50 per share. The note was issued in February 2006 and the Company received $50,000 as consideration. On September 29, 2006 the maturity of the note was extended to the date of the third funding of the August 2006 6% Secured Convertible Promissory Note transaction, with a $10,000 payment due on the second funding of the transaction. In consideration for the extension, the Company issued 100,000 shares of common stock. The note is unsecured.

      o $100,000 promissory note, bearing interest at 10%, due on November 30, 2006, with a prepayment premium of 350,000 shares of the Company's common stock. The note was issued in June 2006 and the Company received $100,000 as consideration. The note is unsecured.

      o $100,000 promissory note, bearing interest at 10%, due on July 11, 2006, with a prepayment premium of $50,000 and 25,000 shares of the Company's common stock. The note was issued in April 2006 and the Company received $100,000 as consideration. Additionally, the Company issued 50,000 warrants in connection with the issuance of the promissory note. The warrants are exercisable at $0.50 per share and expire in April 2009. The maturity date of the promissory note was extended to February 28, 2007. In consideration for the extension, the Company issued 375,000 shares. The note is unsecured.

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE-CONTINUED

      o $500,000 convertible promissory note, bearing interest at 6% due on August 29, 2009. This convertible promissory note is part of a $1,500,000 financing of its 6% Secured Convertible Notes and Common Stock Purchase Warrants to purchase 10,000,000 shares of common stock. At the initial closing $500,000 of notes were issued and paid for. In addition, $500,000 principal amount of notes will be funded within three days following the date the Company files its registration statement, and the remaining $500,000 principal amount of notes will be funded within three days following the date that the registration statement is declared effective with the Securities and Exchange Commission. The warrants were issued at the closing and are exercisable at $.40 per share, subject to adjustment, and expire on August 29, 2013.

The purchasers of the notes are four accredited institutional investors.

The notes are secured by all of the assets of the Company. The notes are convertible into common shares of the Company at a price equal to 50% of the market price of the common shares of Company. Interest is payable monthly subject to certain exceptions as provided in the notes. No holder may convert the greater of (i) $80,000 per calendar month or (ii) the average daily dollar volume calculated during the 10 business days prior to a conversion. Each purchaser of the notes is subject to a 4.99% cap on the beneficial ownership that each purchaser may have at any point in time while the notes are outstanding. The notes include certain covenants, including restrictions that preclude (i) future offerings either in the form of equity or debt, except for indebtedness to trade creditors or financial institutions incurred in the ordinary course of business, and additionally, these covenants preclude the Company from, directly or indirectly, using proceeds for any loan to or investment in any other corporation, partnership, enterprise or other person (except in connection with its currently existing direct or indirect subsidiaries), (ii) the satisfaction of any portion of the Company's debt, or
(iii) the redemption of any Common Stock.

Provided the Company is not in default under the terms of the transaction documents, its common shares are trading at or below $0.20 and subject to certain other conditions, the Company has the right to prepay the notes in cash equal to either (i) 120% for prepayments occurring within 30 days of issuance of the notes, (ii) 130% for prepayments between 31 and 60 days after the issue date or (iii) 140% for prepayments occurring after the 60th day following the issue date plus accrued and unpaid interest or any default interest.

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE-CONTINUED

The Company has agreed to file a registration statement covering the shares of common stock underlying the securities issued. In the event the registration statement is not filed by September 29, 2006 or does not become effective within 120 days from the closing, the Company is required to pay liquidated damages equal to 2% of the principal amount of the notes outstanding on a monthly basis until the registration covenant is satisfied. The damages may be satisfied in common shares of the Company at its option. The transaction documents also provide for the payment of liquidated damages to the investors in certain events, including the Company's failure to maintain an effective registration statement covering the resale of the common shares issuable upon conversion or exercise of the securities. The registration statement has not been filed by September 29, 2006 and the Company is accruing liquidated damages which have been recorded as derivative liabilities at September 30, 2006

During the nine-month period ended September 30, 2006, the Company issued three promissory notes aggregating $60,000 with a premium repayment and accrued interest aggregating approximately $11,000. The Company satisfied the $71,000 obligations under such promissory notes during the nine-months ended September 30, 2006.

During the nine-month period ended September 30, 2006, the Company recognized interest expense of approximately $44,000 in connection with the issuance of 910,000 shares erroneously issued by the Company's transfer agent to certain former debt holders. While the Company has and will continue to recover such shares, it believes that the possibility that it can recover such shares is more remote than possible.

Certain of the aforementioned notes are in past due. Management is negotiating with the appropriate noteholders to either satisfy or extend the maturity of the notes. Management cannot determine whether it will be successful in extending the maturity of such notes.

The fair value of certain warrants and embedded conversion features issued during the nine-month period ended September 30, 2006 has been accounted as derivative liabilities. A debt discount of approximately $507,000 has been recognized pursuant to the issuance of the warrants and embedded conversion features during the nine-month period September 30, 2006. The debt discount is amortized using the effective interest method and amounted to approximately $143,000 during the nine-month period ended September 30, 2006.

The Company issued 1,524,934 shares of common stock in connection with certain notes payable during the nine-month period ended September 30, 2006. The fair value of such shares amounted to approximately $208,000 and has been recognized as interest expense.

Interest expense, including the amortization of debt discount, amounted to approximately $456,000 and $63,000 during the nine-month period ended September 30, 2006 and 2005, respectively.

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 6 - STOCKHOLDERS' DEFICIT

Warrants

Pursuant to the $110,000 convertible promissory note, the Company issued 2,100,000 warrants during the nine-month period ended September 30, 2005. The exercise price of the warrants amounts to $0.10 per share. Such warrants expire in 2008.

During July 2005, the Company issued 10,000,000 warrants to existing shareholders pursuant to a recapitalization of the Company. The exercise price of the warrants amounts to $0.001 per share. Such warrants expire in 2008.

Pursuant to the $50,000 promissory note issued in February 2006, the Company issued 30,000 warrants during the nine-month period ended September 30, 2006. The exercise price of the warrants amounts to $1.50 per share. Such warrants expire in March 2009.

Pursuant to the $100,000 promissory note issued in April 2006, the Company issued 50,000 warrants during the nine-month period ended September 30, 2006. The exercise price of the warrants amounts to $0.50 per share. Such warrants expire in April 2009.

In consideration for the extension of the $100,000 note payable effective in April 2006, the Company issued 35,000 warrants. The warrants are exercisable at $1 per share and expire on April 2009.

Pursuant to the August Convertible promissory notes, the Company issued 10,000,000 warrants during the nine-month period ended September 30, 2006. The exercise price of the warrants amounts to $0.40 per share. Such warrants expire in August 2013. Additionally, the Company issued as finders' fee 1,000,000 warrants to an individual in connection with the issuance of the convertible notes. The exercise price of the warrants amounts to $0.30 per share. Such warrants expire in August 2009.

The fair value of all warrants issued during the nine-month ended September 30, 2006 and 2005 has been recorded as derivative liabilities at their date of issuance. On June 28, 2006, the Company reclassified the warrants as equity contracts and recorded their fair value at that date as additional paid-in capital. During August 2006, in connection with the issuance of the 6% Secured Convertible Promissory Notes, the Company reclassified the outstanding warrants as liability contracts and recorded their fair value at that date as other expenses.

Common Stock

During the nine-month period ended September 30, 2006, the Company issued 1,617,001 shares of common stock in connection with the payment of interest on certain notes payable. The fair value of such shares amounted to approximately $224,000 based on the quoted price of the Company's stock on the day they were issued.

In August 2006, the Company issued 3,000,000 shares of its common stock to an entity as compensation for consulting services which are valued at $600,000.

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

                         TRADEQUEST INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 6 - STOCKHOLDERS' DEFICIT-CONTINUED

During August 2005, the existing pre-merger stockholders of the Company retained 149,509 shares of common stock, which are deemed to be issued at that date based on reverse-merger accounting principles.

NOTE 7 - SUBSEQUENT EVENTS

During October 2006 the Company issued 2,000,000 shares of its common stock as compensation for services under the terms of a consulting agreement. The shares were valued at $100,000. A member of our Board of Directors and Secretary of the Company is an employee of the company providing the consulting services to the Company.

During October 2006, the Company issued 1,000,000 shares of its Series A Preferred Stock to its chief executive officer in consideration of his past services to us and his willingness to continue to participate in the management and day to day operations of the Company. Each share of Series A Preferred Stock entitles the Company's chief executive officer to 250 votes on any matter submitted to its stockholders which gives him voting control of the Company. The shares are not convertible into the Company's common stock or any other class of our securities. The shares were valued at $1,000, which is the value attributed to its liquidation preference.

In October 2006 the Company issued an aggregate of 11,750,000 shares of its common stock to eight individuals as compensation for services rendered to the Company which were valued at $587,500. Included in this transaction was an issuance of an aggregate 8,000,000 shares to three members of the Company's management which were valued at an aggregate of $400,000.

In October 2006, the Company issued 675,000 shares of its common stock as compensation for services under the terms of a consulting agreement. The shares were valued at $33,750.

In October 2006, the Company issued 500,000 shares of its common stock to a noteholder pursuant to the conversion of a $75,000 convertible promissory note.

In November 2006, the Company issued 275,000 shares of its common stock to a noteholder pursuant to an extension of the maturity of such note that provides for repayment of $75,000 of the note upon the receipt of the second tranche of the 6% Secured Convertible Notes. The remainder of the principal of the note plus premium amounting to $165,000 is payable upon the receipt of the third tranche of the 6% Secured Convertible Notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         During August 2005, we acquired all the outstanding shares of IPI pursuant to a securities purchase agreement and plan of reorganization. The acquisition of IPI was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as if IPI was the acquiror. The results of operations for the nine-month period ended September 30, 2005 discussed below represent the operations of IPI and the results of operations for the nine-month period ended September 30, 2006 reflect the consolidated operations of IPI and the Company. We have retroactively restated our net loss per share and the stockholders' deficit section of our balance sheet to reflect the reverse acquisition.

         Our business model is to provide full service, turnkey IP-based communication solutions to distributors that deliver VoIP service to their customers. Our branded turnkey IP-based communication solution provides a distributor with the equipment, software, and support necessary to market a custom tailored VoIP service. We are targeting distributors that include equipment manufacturers, cellular vendors, cable companies that do not want to undertake the financial burden of creating an IP-based telecommunication company, computer firms, Internet cafes, call centers as well as wholesale relationships with communications providers, aggregators and resellers, ISPs and other broadband and service providers. Our marketing concentration is in the Caribbean, Central and South America. We targeted these geographic areas as we believe these areas are starting to embrace broadband and, as a result of government regulations of telecommunications providers, are generally insulated from the intense competition of the U.S. communications market.

         Our business model provides that we will generate revenues from negotiated price points with each distributor. These price points will be determined based upon the individual dynamics of the distributor's abilities, anticipated monthly per minute usage and their overall acceptance of our proposed and/or negotiated price plan. Sources of revenue are equipment sales, activation fees, access fees and per minute usage charges. Both access fees and per minute charges will represent recurring revenues as opposed to one time sales comprised of equipment sales and activation fees. In either case, distributors are engaged on a pre-pay basis and accounts will be settled in U.S. currency.

         Under the terms of the distributor agreement we pay commissions to the distributor based upon the number of lines for each subscription maintained by each end user and the base pricing of the services for each subscription maintained. Commission rates, which are applicable only to active customer lines, range from $1.75 per line per month to $3.25 per line per month determined by the base pricing per month. Distributors will also be paid a commission of $5.00 per activation fee on each line and receive a commission of 8% of the retail price for all long distance services. Distributors that sell at least 125 subscriptions during the first 90 days of the agreement will be eligible to receive the monthly residual commission.

         We began marketing our service during the third quarter of fiscal 2005 and to date have generated minimal revenues. Since we began marketing our service, our revenues have been related to charges to potential distributors who have been testing our services. Based on our current discussions, we anticipate that we will begin to generate recurring revenues from our first distributor during the fourth quarter of fiscal 2006. The company, which is a distributor of PBX commercial phone equipment and services in Columbia, is also licensed to sell VoIP in Columbia. In order to increase our revenues we must continue to develop distributor relationships with a wide range of companies in a number of geographic locations that already are serving our target markets.

         While we believe that our turnkey solutions will be well received by potential distributors, we do not have the resources to undertake a broad marketing campaign in an effort to secure distributors in our target markets. The network of personal relationships of our management is integral to our marketing efforts and we primarily rely on those relationships in our efforts to build our distributor network. As capital is becoming available to us from the sale of the callable 6% secured convertible notes we intend to use a portion of those proceeds for marketing and travel expenses. The proceeds from that offering will also permit us to expand our technical staff to enable us to better support distributors in areas of customer service as well as software support. Lastly, we intend to purchase additional hardware and make additional deposits with the carriers to further enhance our services and make them more marketable.

         In addition to securing distributors and increasing our revenues, another significant challenge facing our company is our need for additional working capital. We do not generate sufficient revenue to fund our operations and have relied on short-term borrowings to provide working capital. The terms of some of these notes require significant cash premiums at repayment, as well as significant equity issuances. While the net proceeds from the sale of the callable 6% secured convertible notes will provide us with capital to begin establishing our distributor network, upgrading certain of our services and for overhead expenses until approximately the second quarter of fiscal 2007, we have approximately $850,000 outstanding under short-term promissory notes which are either past due or which becomes due in the near future. We do not have sufficient funds to satisfy these obligations and the terms of the callable 6% secured convertible notes prohibit us from using the proceeds of those notes to pay these loans. The terms of the callable 6% secured convertible notes also restrict our ability to raise capital. While we are attempting to restructure some of these obligations and we believe that our operations will begin to generate meaningful revenues during fiscal 2007, so long as these short-term notes remain outstanding, one of which is secured by our assets and is presently past due, our ability to continue our operations is in jeopardy.

RESULTS OF OPERATIONS

                                                For the
                                         nine-month period ended               Variation
                                              September 30,                  2006 vs 2005
                                          2006            2005             $                %
                                      -----------     -----------     -----------      -----------
Revenues ...........................  $    24,337     $     1,839     $    22,498           NM

Cost of revenues ...................       40,975          37,980           2,995           NM
                                      -----------     -----------     -----------      -----------

Gross profit (loss) ................      (16,638)        (36,141)         25,493           NM

Operating expenses:
Sales, general, and administrative
 expenses ..........................      592,432       1,340,245        (747,813)        -56%
Sales, general, and administrative
 expenses-related party ............       43,100          48,150          (5,050)        -10%
                                          635,532       1,388,395        (752,863)        -54%

Net operating loss .................     (652,170)     (1,424,536)       (772,366)        -54%

Other income-derivatives ...........    9,329,695               -      (9,329,695)          NM
Other expense-derivatives ..........   (2,202,750)              -       2,202,750           NM
Interest expense-related party .....      (21,000)              -          21,000           NM
Interest expense ...................     (456,442)        (62,556)        456,442           NM
                                      -----------     -----------     -----------      -----------

Net income (loss) ..................    5,997,333      (1,487,092)     (7,484,425)          NM
                                      ===========     ===========     ===========      ===========

NM = not meaningful

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

REVENUES

         We have generated minimal revenues since inception. Our revenues for the nine months ended September 30, 2006 consisted primarily of per-minute usage fees for our services to potential distributors testing our services. As our services were launched during the third quarter of 2005, we did not report revenues for the first half of fiscal 2005. Based upon current discussions we believe that we will begin generating recurring revenue from a distributor during the fourth quarter of fiscal 2006. We are unable to predict at this time the amount of revenue we may generate from this distributor.

COST OF REVENUES

         Our cost of revenues consists of the costs to secure our VoIP communication services with network carriers as well as the cost of phone equipment sold to distributors. The increase in our cost of revenues during the nine-month period ended September 30, 2006 is primarily attributable to incurring fixed and variable costs from network carriers to secure our VoIP communication services associated with the launch of our VoIP services during the third quarter of 2005. We did incur similar fees during the nine-month period ended September 30, 2005 in anticipation of the launch of our VoIP services in the third quarter of 2005. We do not anticipate that we will incur any additional fixed costs in providing our services in future periods and that all cost of revenues in future periods will be variable based upon the actual number of minutes used in the period.

GROSS PROFIT

         We reported a gross loss of $16,638 for the nine months ended September 30, 2006 as compared to a gross loss of $36,141 for the comparable nine month period in fiscal 2005. Because we have incurred fixed costs associated with our revenues and cost of revenues in future periods will be the variable cost associated with the minutes actually used, we anticipate that we will increase our gross profit margins in future periods although we are unable to quantify the amount of the increase at this time.

TOTAL OPERATING EXPENSES

Sales, general and administrative

         Our sales, general, and administrative expenses consist primarily of consultant fees incurred in connection with the sales and support of our VoIP services. The decrease in sales, general, and administrative expenses during the nine month period ended September 30, 2006 is primarily due a one-time charge related the issuance of shares pursuant to a recapitalization valued at $1.0 million during the nine month period ended September 30, 2005 for which there were no comparable expenses during the fiscal 2006 period, offset by increased expense associated with hiring more consultants to support our sale and support our VoIP services as well as professional fees associated with being a publicly-traded company. During the nine months ended September 30, 2006 we treated all persons performing services for us as independent contractors and not employees and their compensation is recorded as a consulting fee. We anticipate that we will enter into employment agreements with our executive officers and other consultants presently providing services to us before the end of fiscal 2006 While we anticipate that the overall compensation we are paying these individuals will not increase substantially, the conversion of the status of the individuals from independent contractors to employees will result in an overall increase in our compensation expense in future periods. We anticipate our compensation expense will increase by approximately $10,000 per month during the next 12 months as a result of the hiring of these individuals as employees, absence any increases in their base compensation. We anticipate we will also hire additional personnel during the fourth quarter of fiscal 2006 in areas such as sales and marketing and we anticipate that our sales, general and administrative expenses will increase in future periods as our business expands. We are unable at this time to quantify the amount of the increase as we cannot predict the timing of these new hires or the exact amount of compensation which will be paid to them.

Sales, general and administrative - related party

         During the nine months ended September 30, 2006 we sub-leased our office space from a company affiliated with one of our stockholders and our sales, general and administrative - related party expense during that period represents this rental expense. We terminated this arrangement in August 2006 and, accordingly, our sales, general and administrative - related party for the nine months ended September 30, 2006 reflects the termination of this agreement. We do not anticipate recognizing a rental expense to a related party in future periods..

OPERATING LOSS

         We reported an operating loss of $652,170 for the nine months ended September 30, 206 as compared to an operating loss of $1,424,536 for the nine months ended September 30, 2005. The increase in our operating loss is attributable to the increase in our sales, general and administrative expenses.

OTHER INCOME (EXPENSES)

Other income-derivatives
------------------------

         Other income - derivatives includes the variation in the fair value of embedded conversion feature, freestanding warrants, and liquidated damages. For the nine month period ended September 30, 2006 we recognized other income of approximately $9.3 million which represents the change in the fair value of the derivate instruments between measurement dates. The decrease in the fair value of the derivative liabilities is primarily due to a decrease in our stock price since January 1, 2006. See "The Effect of Derivative Liabilities on Our Financial Statements" appearing later in this report.

Other expense-derivatives
-------------------------

         Other expense-derivatives includes the fair value of embedded conversion features, freestanding warrants, and liquidated damages in excess of the associated debt or reclassified as liability contracts. The increase in other expense-derivatives during the nine-month period ended September 30, 2006 is primarily due to the reclassification of equity contracts to derivative contracts valued at $2.2 million in August 2006. There were no such reclassification during the nine-month period ended September 30, 2005. See "The Effect of Derivative Liabilities on Our Financial Statements" appearing later in this report.

Interest expense and interest expense-related party
---------------------------------------------------

         Interest expense and interest expense - related party represents interest incurred on various notes payable, including a note payable due to Arlington Investment Group, an entity controlled by one of our directors. The interest expense consists primarily of the amortization of debt discount as well as interest accrued , whether paid in cash or stock, pursuant to such notes payable. The increase in interest expense is primarily due to an increase weighted-average debt principal during the nine-month period ended September 30, 2006 when compared to the prior period. The decrease in interest expense-related party during the nine-month period ended September 30, 2006 is primarily due to the a lower effective interest rate of 14% during that period compared to 114% during the nine-month period ended September 30, 2005

NET INCOME (LOSS)

         We reported net income of $5,997,333 for the nine months ended September 30, 2006 as compared to a net loss of $1,487,092 for the nine months ended September 30, 2006. The net income reflects the impact of the non-cash other income - derivative liabilities which had the effect of offsetting our operating losses. As described elsewhere herein, we anticipate that the effects of other expense from derivative liabilities related to our callable 6% secured convertible notes in future periods will increase our anticipated operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2006 (unaudited) and December 31, 2005:

                                          September 30,
                                              2006         December 31,     $ of change    % of
                                          (Unaudited)         2005            (+/-)       change
                                          ------------     ------------     -----------   ------
Working capital (deficit) ..............  $ (3,251,363)    $(14,289,309)    +11,037,946      NM
Cash ...................................  $    177,965     $          0        +177,965     100%
Property and equipment, net ............  $     18,534     $     24,893          -6,359    (25)%
Deferred financing fees, net ...........  $    150,694     $     10,000        +140,694     141%
Total assets ...........................  $    353,693     $     41,393        +312,300     750%

Accounts payable and accrued expenses ..  $     44,612     $     40,626          +3,986     9.8%
Accounts payable - related party .......  $    118,350     $     75,250         +43,100      57%
Deferred revenues ......................  $      7,382     $          0          +7,382     100%
Due to Chief Executive Officer .........  $      6,484     $      6,484               0      n/a

Derivative liabilities .................  $  2,092,886     $ 13,420,764     -11,327,878       NM
Note payable - related party and
 accrued interest ......................  $    410,567     $    410,567               0      n/a
Convertible promissory note, net .......  $     98,827     $    104,745          -5,918       NM
Notes payable and accrued interest .....  $    650,220     $    216,029        +434,191    +201%
Total current liabilities ..............  $  3,429,328     $ 14,289,309     -10,859,981       NM
Total liabilities ......................  $  3,429,328     $ 14,289,309     -10,859,981       NM

NM = not meaningful

         At September 30, 2006 our working capital deficit was $3,251,363 as compared to a working capital deficit of $14,289,309 at December 31, 2005. Our total assets at September 30, 2006 increased by $312,300, or approximately 750%, from December 31, 2005. This increase is primarily attributable to increases in cash of $177,965 and deferred financing fees of $140,964 which relates to our callable 6% secured convertible note transaction, net of a write off of $10,000 in the deferred financing fees recorded at December 30, 2005 which represented amounts advanced to a placement agent for a private offering we did not undertake. The decrease in the value of property and equipment is attributable to depreciation expense.

         Our total liabilities at September 30, 2006 also declined from December 31, 2005, primarily a result of the effective of the elimination of the derivative liabilities in the fiscal 2006 period as described below. Other changes in our total liabilities from period to period included an increase in accounts payable and accrued expenses ($3,986) and an increase in notes payable and accrued interest ($434,191), as well as a net decrease of $5,918 in convertible notes payable. At December 31, 2005 we had a convertible note payable, including interest, of $104,745. In June 2006 this note was modified to remove the conversion feature and the principal and accrued interest currently due thereunder is included in notes payable and accrued expenses on our balance sheet at September 30, 2006. In August 2006 we issued a $500,000 principal amount callable 6% secured convertible promissory note which is one of a series of three to be issued in a transaction described later in this section. Convertible promissory notes outstanding on September 30, 2006 as reflected on our balance sheet represents this note, net of a discount of $486,111.

         Included in notes payable and accrued interest at September 30, 2006 are amounts due an entity wholly-owned by Mr. Vincent Landis, a member of our Board of Directors. During June 2005, we issued a note payable to Arlington Investment Group, Inc. for $200,000. We used the funds for working capital. The note, as extended, is due November 15, 2006. The note bears interest at 14% per annum and accrued interest, together with a cash premium payment of $200,000, are due at maturity. We recognized approximately $21,000 of interest expense in connection with this note during the nine month period ended September 30, 2006. The amount payable under the note amounts to approximately $411,000 at September 30, 2006. We paid approximately $21,000 of interest expense during the nine month period ended September 30, 2006.

         Cash used in our operating activities amounted to approximately $531,309 during the nine-month period ended September 30, 2006. Our net income for that period amounted to approximately $6.0 million and was adjusted as follows:

         o Decrease in fair value of derivatives between measurement date of approximately $9.3 million;

         o Fair value of derivative liabilities reclassified at date of issuance or in excess of debt discount of approximately $2.2 million;

         o Amortization of debt discount and fair value of share issued in satisfaction of interest on note payable of approximately $143,000 and $208,000, respectively; and

         o  Amortization of deferred compensation of approximately $109,000.

         We financed our operating and investing activities during the nine-month period ended September 30, 2006 by issuing notes payable and convertible promissory notes amounting to $885,000. We also satisfied three notes payable of $60,000 during the nine-month period ended September 30, 2006 and paid $105,000 as finders' fees and legal costs in connection with the transaction entered into in August 2006 for the sale of the callable 6% secured convertible promissory notes during the nine-month period ended September 30, 2006.

         Cash used in our operating activities amounted to approximately $215,000 during the nine-month period ended September 30, 2005. Our net loss for that period amounted to approximately $1.5 million and was adjusted as follows:

         o Fair value of shares issued pursuant to recapitalization amounting to approximately $1.0 million;

         o  Decrease in accounts receivable amounting to approximately $35,000;

         o Increase in accrued interest on note to related party of approximately $107,000; and

         o Increase in accounts payable and accounts payable to related party of approximately $13,000 and $43,000, respectively.

         We financed our operating and investing activities during the nine-month period ended September 30, 2005 by issuing convertible promissory note and promissory notes amounting to $510,000, which also funded capital expenditures of approximately $20,000.

         We have generated minimal revenues since inception. Our revenues are not sufficient to pay our operating expenses and we have relied upon short-term borrowings to provide funds for working capital. Exclusive of the $500,000 principal amount callable 6% secured convertible promissory note we issued in August 2006 in the transaction described below, we have an aggregate of approximately $850,00 due under short term notes, of which $100,000 is past due as of November 13, 2006. The balance of the outstanding notes, which includes $615,000 in principal, accrued interest and premium payments of $200,000, become due in the near future. Some of these outstanding notes include terms which either require principal repayments in excess of the original amount lent, as well as shares of our common stock upon maturity.

         In August 2006 we received net proceeds of approximately $395,000 from the issuance of $500,000 principal amount callable 6% secured promissory notes. Based upon the terms of the notes, we will receive an additional $1,000,000 in gross proceeds as described below. While these funds will provide us with capital for sales and marketing, to upgrade certain of our service offering and for general overhead expenses until approximately the second quarter of fiscal 2007, under the terms of the callable 6% secured convertible notes we are prohibited from using any of these proceeds to satisfy any of the existing short-term debt obligations. We do not presently have sufficient funds to pay any of these notes. We have granted one of the holders of these short-term notes a security interest in our assets. If we were unable to pay the note when it becomes due and the note holder was to seek to collect this note, this note holder would be entitled to foreclose on our assets. This event would also cause a default in our callable 6% secured convertible notes. If we default on the callable 6% secured convertible notes the note holders we are subject to a number of penalties in addition to the obligation to repay the principal and accrued interest. In either event, we would be unable to continue our operations.

         Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. Our future capital requirements depend primarily on the rate at which we can increase our revenues and thereby decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, attain and retain a customer base, and our ability to attract key personnel as we grow.

         In addition to funds necessary to fund our recurring operating expenses and funds to satisfy the short terms notes discussed above, we will need to raise significant additional capital to continue to implement our business model. We cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results for the next 12 months. If we are unable to raise additional capital, we may be unable to continue our operations and our stockholders could loose their entire investment in our company.

THE EFFECT OF DERIVATIVE LIABILITIES ON OUR FINANCIAL STATEMENTS

         As described in Note 4 to the financial statements for the nine months ended September 30, 2006 which are included elsewhere in this report, the application of EITF Issue No. 00-19 on our financial statements for the nine months ended September 30, 2006 resulted in other income to us of $7,126,945, net of other expense to us of $2,202,750. While this income item is non-cash, the application of the accounting standard had a significant impact on our net income for the period through an decrease in our net loss of that amount. In addition, at September 30, 2006 our balance sheet reflected a current liability of $2,092,886 related to the derivative liability, as compared to a liability of $13,420,764 at December 31, 2005.

         In August 2006 we entered into the agreement to sell the $1,500,000 principal amount callable 6% secured convertible notes and related warrants as described later in this section. The terms of the notes provide for a variable conversion price tied to the market price of our common stock. Accordingly, because the conversion price of the notes is tied to the market value of our common stock and therefore there is no explicit number of shares that are to be delivered upon satisfaction of the convertible promissory note, we are unable to assert that we have sufficient authorized and unissued shares to settle the notes. These notes and warrants are therefore considered derivative liabilities and we must apply the accounting principles of EITF-0019 to these instruments. This accounting treatment will also apply to all of our other outstanding convertible instruments, as well as convertible instruments we may issue in the future so long as we are unable to assert that we have a sufficient number of authorized but unissued common shares to provide for the conversion or exercise these instruments. While we are presently unable to quantify the exact impact of derivative liabilities on our financial statements in future periods, while non-cash we anticipate the impact will result in a significant expense during the period and a significant liability on our balance sheet. In addition, as we will be required to "mark to market" the value of these derivative liabilities on a daily basis until such time as they are no longer considered a derivative liability, we anticipate that we will recognize other income or expense in future periods based upon the fluctuation of the market price of our common stock. We are unable to estimate the amount of such income/expense.

RECENT CAPITAL RAISING TRANSACTION

         On August 31, 2006, we completed a financing to four accredited investors of our callable 6% secured convertible notes and seven year common stock purchase warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.40 per share. At the initial closing $500,000 principal amount of notes were issued and paid for. The note holders will purchase an additional $500,000 principal amount of notes within three days from the date we file the registration statement of which this prospectus is a part, and within three days of the date the Securities and Exchange Commission declares the registration statement effective the note holders will purchase an additional $500,000 principal amount of notes.

         The notes are convertible at the holder's option into shares of our common stock at a variable price equal to 50% of the average of the lowest three trading prices for our common stock as reported on the OTCBB during the 20 trading day period ending one trading day prior to the date the conversion notice is sent to us by the note holder (the "Trading Price"). The notes mature on August 29, 2009. The ability of the note holders to convert the notes is limited in that no note holder has the right to convert its callable 6% secured convertible note if, by virtue of such conversion, the holder and its affiliates would become the beneficial owner of more than 4.99% of our common stock or during any month immediately succeeding a determination date on which a note holder exercises its prepayment option. The warrants contain similar restrictions limiting the ability of the holder to exercise the warrant. The purchasers of the callable 6% secured convertible notes are affiliates.

         We agreed to pay an individual a finder's fee of $150,000 and issue to him three year common stock purchase warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.30 per share. We received net proceeds of approximately $395,000 after the costs of the transaction, which included the reimbursement of $35,000 to the note holders for their expenses.

We intend to use the net proceeds for working capital and to begin our distributor resale program. The notes include certain covenants which preclude us from, directly or indirectly, using the proceeds of the notes for:

         o any loan to or investment in any other corporation, partnership, enterprise or other person, except in connection with any of our currently existing direct or indirect subsidiaries,

         o the satisfaction of any portion of our debt other than trade payables and accrued expenses in the ordinary course of our business, or

         o  the redemption of any common stock.

         We granted the note holders a security interest in our assets, including our intellectual property.

         Provided we are not in default under the terms of the transaction documents, our common shares are trading at or below $0.20 and subject to certain other conditions, we have the right to prepay the notes in cash equal to either (i) 120% for prepayments occurring within 30 days of issuance of the notes, (ii) 130% for prepayments between 31 and 60 days after the issue date or
(iii) 140% for prepayments occurring after the 60th day following the issue date plus accrued and unpaid interest or any default interest.

         We agreed to file a registration statement covering the shares of common stock underlying the securities issued. In the event we did not file the registration statement by September 29, 2006, or it does not become effective within 120 days from the closing, we are required to pay liquidated damages equal to 2% of the principal amount of the notes outstanding on a monthly basis until the registration covenant is satisfied. The damages may be satisfied in shares of our common stock at our option. We did not file the registration statement by September 29, 2006, accordingly, we began to accrue liquidated damages on September 30, 2006. We anticipate that we will file the registration statement shortly after the filing of this report. The transaction documents also provide for the payment of liquidated damages to the investors in certain events, including our failure to maintain an effective registration statement covering the resale of the common shares issuable upon conversion or exercise of the securities.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In January 2006 we issued a $100,000 principal amount convertible promissory note due July 12, 2006 to an accredited investor. The note, as amended in April 2006 in which the principal amount was reduced to $75,000, is convertible at the option of the holder into shares of our common stock at the rate of $0.50 per share. In October 2006 the note holder converted the principal and accrued interest due under the note and we issued the note holder 500,000 shares of our common stock, valued at $25,000. The recipient was an accredited or otherwise sophisticated investor who had access to applicable information concerning our company and could afford to bear the economic risk of the transaction. The issuances were exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on an exemption provided by
Section 4(2) of that act.

         In February 2006 we issued a $50,000 promissory note together warrants to purchase 30,000 shares of our common stock with an exercise price of $1.50 per share. In October 2006 the note holder agreed to an extension of the due date of the note and we issued him 150,000 shares of our common stock valued at $7,500 as consideration for the extension. The recipient was an accredited or otherwise sophisticated investor who had access to applicable information concerning our company and could afford to bear the economic risk of the transaction. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

In December 2005 we issued promissory notes in the aggregate amount of $100,000 together with warrants to purchase an aggregate of 60,000 shares of our common stock with an exercise price of $1.50 per share to two individuals. Pursuant to the terms of the notes, as amended, in October 2006 we issued the note holders an aggregate of 290,000 shares of our common stock valued at $20,300. The recipients were accredited or otherwise sophisticated investors who had access to applicable information concerning our company and could afford to bear the economic risk of the transaction. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In August 2005 we issued a $100,000 principal amount secured promissory note, as amended in April 2006, together with a warrant to purchase 35,000 shares of our common stock with an exercise price of $1.00 per share and 25,000 shares of our common stock valued at $9,085. The recipient was an accredited or otherwise sophisticated investor who had access to applicable information concerning our company and could afford to bear the economic risk of the transaction. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In April 2006, we issued a $100,000 principal amount promissory note which was due on June 11, 2006, together with three warrants to purchase 50,000 shares of our common stock with an exercise price of $0.50 per share and 25,000 shares of our common stock valued at $9,250. In connection with an extension of the due date of the note in October 2006, we granted the note holder additional three year warrants to purchase 15,000 shares of our common stock at an exercise price of $0.50 per share and an additional 425,000 shares of our common stock valued at $29,750. In October 2006 we issued this note holder an aggregate 400,000 shares of our common stock. The recipient was an accredited or otherwise sophisticated investor who had access to applicable information concerning our company and could afford to bear the economic risk of the transaction. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the act.

         In June 2006, we issued a $100,000 principal amount promissory note to an accredited investor which matures on November 30, 2006. Pursuant to the terms of the note, in October 2006 we issued the note holder 350,000 shares of our common stock valued at $24,500. The transaction was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the act.

         In September 2006 we issued 387,097 shares of our common stock to an entity as compensation for services valued at $143,890 under the terms of a consulting agreement. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In October 2006 we issued 2,000,000 shares of our common stock to an entity which is affiliated with one of our officers and directors as compensation for consulting services to us which are valued at $100,000. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by
Section 4(2) of that act.

         In October 2006 we also issued 3,000,000 shares of our common stock to an entity as compensation for consulting services to us which are valued at $600,000. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In October 2006 we issued an aggregate of 11,750,000 shares of our common stock to eight individuals as compensation for services rendered to us which were valued at $587,500. Included in this transaction was an issuance of an aggregate 8,000,000 shares to three members of our management which were valued at an aggregate of $400,000. The recipients were accredited or otherwise sophisticated investors who had access to applicable information concerning our company and could afford to bear the economic risk of the transaction. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In August 2005 we issued a $100,000 principal amount secured promissory note, as amended in April 2006, together with a warrant to purchase 35,000 shares of our common stock with an exercise price of $1.00 per share and 25,000 shares of our common stock valued at $9,085. In October 2006 the due date of the note was extended and the terms of the loan were modified to provide in part that the note holder was granted an additional 275,000 shares of our common stock valued at $13,750 as consideration under the loan. In October 2006 we issued the note holder an aggregate of 300,000 shares of our common stock. The recipient was an accredited or otherwise sophisticated investor who had access to applicable information concerning our company and could afford to bear the economic risk of the transaction. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In each of these issuances the recipient represented that he was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with any transaction, and the certificate evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. No underwriter participated in the transaction and no commissions were paid in connection with the transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                       Tradequest International, Inc.

                                   By: /s/ Luis Alvarez
                                       ----------------
November 13, 2006                      Luis Alvarez, CEO,
                                       principal executive officer
                                       and principal accounting officer