Form 10KSB
period 2006-12-31
TRADEQUEST INTERNATIONAL INC
filed 2007-04-02
CIK 29322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the transition period from _____ to _____

                        Commission file number: 000-03296

                         Tradequest International, Inc.
                         ------------------------------
                 (Name of small business issuer in its charter)

                  Nevada                                   64-0440887
                  ------                                   ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

              801 Brickell Avenue, 9th Floor, Miami, Florida 33131
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (305) 377-2110

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

         State issuer's revenues for its most recent fiscal year. $ 23,541 for the fiscal year ended December 31, 2006.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $1,007,863 on March 28, 2007

         State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date. 75,595,137 shares of common stock are issued and outstanding as of March 22, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Not Applicable.

         Transitional Small Business Disclosure Form (check one): Yes___  No _X_

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to increase our revenues, develop our brands, implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made in this annual report. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Part 1.
Item 1. Description of Business - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                           OTHER PERTINENT INFORMATION

         When used in this annual report, the terms "Tradequest", "we", "our", "us" refers to Tradequest International, Inc., a Nevada corporation and our subsidiary IP1 Network Corporation, a Nevada corporation formerly known as InComm Holdings Corp. ("IP1"). The information which appears on our web site at www.ip1network.com is not part of this annual report.

         All share and per share information contained in this annual report gives effect to the one for 65 reverse stock split of our common stock effective October 11, 2005.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         We are an enhanced Internet-based communications service provider. We offer a full service, turnkey Internet protocol (IP)-based communication solutions to distributors which are telecommunications companies ,cable providers and integrators that deliver Voice over Internet Protocol (VoIP) service to their customers. Our branded turnkey IP based communication solution provides a distributor with the equipment, software, and support necessary to market a custom tailored VoIP service. Our operations are located in Miami, Florida. We began marketing our branded turnkey IP based communication solutions during the third quarter of 2005.

         VoIP has emerged from an obscure technological term into a communications driver. Until recently, the world of voice communications consisted of millions of circuit connections established between two points by the use of physical wires or wireless systems and a vast number of switching systems throughout the world. These circuits remain connected for the duration of a telephone call. VoIP, however, uses the Internet protocol to break up voice communications into small "packets." These packets travel across Internet systems without having a dedicated point-to-point connection, and are thus much more efficient in the use of network transmission facilities. It is generally acknowledged in the industry that VoIP reduces the wasted capacity that is inherent within circuit-switched networks. We believe that this enhanced efficiency, reduced overall cost, and ease of deployment are driving end users to implement VoIP.

         Our marketing concentration is in the Caribbean, Central and South America. We targeted these geographic areas as we believe these areas are starting to embrace broadband and, as a result of government regulations of telecommunications providers, are generally insulated from the intense competition of the U.S. communications market. According to Internet World Stats, the number of Internet users in Latin America and the Caribbean grew by 209.5% from 2000 through 2004 and these regions now represent 6.9% of all Internet users.

         We are targeting distributors for our service that include equipment manufacturers, cellular vendors, technology integrators and cable companies that do not want to undertake the financial burden of creating an IP based telecommunication infrastructure, computer firms, Internet cafes, call centers as well as wholesale relationships with communications providers, aggregators and resellers, Internet service providers (ISPs) and other broadband and service providers. Our immediate target markets include end users in Colombia, Peru and Argentina. In addition, we are seeking to engage distributors throughout Brazil, Venezuela, Ecuador, Guatemala, Mexico, the Caribbean, Chile, Costa Rica, Dominican Republic, Jamaica and eventually to European and Far East markets.

         As we continue marketing our turnkey IP based communication solutions and expanding our distributor base, we are leveraging our infrastructure to support next-generation and multiple communications services, including Hosted PBX (Internet based business phone service), unified messaging, IMS (Internet Multimedia Subsystem) network applications, video conferencing, SIP trunking, instant messaging, voice mail, conferencing, call center support and mobile device integration.

HOW WE WILL GENERATE REVENUE

         Our business model provides that we will generate revenues from negotiated price points with each distributor. These price points will be determined based upon the individual dynamics of the distributor's abilities, anticipated monthly per minute usage and their overall acceptance of our proposed and/or negotiated price plan. Revenue will be comprised of any combination of the following:

         o distributor sales of equipment;

         o  a one time activation fee (starting at $29.99);
         o  per month access fee (starting at $9.99);
         o per minute charge for domestic and international long distance calls;
         o  monthly fees for VPNs (virtual private networks); and
         o per line and per feature monthly fees for Hosted PBX (PBX Centrex) Solutions.

         Access fees and per minute charges represent recurring revenues as opposed to one time sales comprised of equipment sales and activation fees. In either case, distributors are engaged on a pre-pay basis and accounts will be settled in U.S. currency. In order to reduce our exposure to the possible legal complications of doing business in a number of foreign countries, we will require that each distributor establish, if they have not already, an operating subsidiary domiciled in the United States.

         Once the distributor account is established, the distributor will make a deposit equal to the number of end users multiplied by the negotiated activation fee, monthly access fee, and a minimum estimation of the expected long distance charges to be incurred for the month per user. Additionally, distributors are expected to purchase the required equipment utilized by their end users to access our network. These devices, known as Internet Access Devices
(IADs), and gateways will be purchased directly from authorized manufacturers who have tested the devices on our network. Distributors will be responsible for the shipping, handling costs, taxes and import duties.

         Once the IAD units are received, distributors handle the distribution and are given access to our internally developed Account Management, Sales Support System, Billing Platform, Trouble Tickets, Knowledge Base, Automated NOC (Network Operating Center) tools and Provisioning tools. We collectively refer to this software suite as our Suite of Support Systems which is described in greater detail later in this annual report.

OUR SERVICES

         Following is a current menu of our services:

ANI RECOGNITION (PAINLESS - CORDLESS CALLING CARDS)

         ANI Callback Service - The ANI (Automatic Number Identification) Callback Service allows any phone user to make long-distance calls by calling our IP based telecommunication platform. The callback server does not pick up the initial call but it will determine the caller ID number, which will be used to trigger an immediate callback to the user. After the user answers, the callback server automatically dials the destination number and connects the calls.

         Prepaid Cellular LD with ANI Recognition - The ANI Service allows any cellular phone user to make local or long distance calls by calling our VoIP platform. The ANI server recognizes the caller's cell phone, verifies that it is a client, verifies for pre-paid availability and provides the end user with dial tone access to our VoIP network.

         Prepaid LD with ANI Recognition - The ANI Service allows any phone user to make long-distance calls by calling the platform. The ANI server recognizes the caller ID number, verifies that it is a client, verifies pre-paid availability and provides the end user with dial tone access to any public switched telephone network (PSTN) in the world via our VoIP network.

         Prepaid Cellular LD with SMS Callback - The SMS callback service allows GSM mobile phone users to initiate long-distance calls by sending a SMS (short message service) text message to one of our SMS callback modules which are equipped with a GSM modem. This allows a GSM user to use our service without an Internet connection or IAD. The SMS message contains the destination number that the user wishes to call. Once the callback server receives the message, it triggers a callback to the user's mobile phone or to any other number specified by the user. Once the user answers, the callback server automatically dials the destination number and connects both calls together.

         CALLING PLANS AND FEATURES

         We offer a variety of calling plans with monthly access fees ranging from $9.99 to in excess of $25.00. Our calling plans include Pay and Go, Local Freedom, North American Plan, World Plan, Premium Plan and many uniquely customized to fit the needs of distributors and their markets. All plans carry a one time activation fee of $9.99 or higher. Some of the standard features for each plan are:

         o  Caller ID with name,
         o  Call detail records,
         o  Call waiting,
         o  End user interface,
         o  Free "In" calls,
         o  Find Me, Follow Me,
         o  International calling rates,
         o  Last number redial,
         o  Local and long distance call,
         o  Three-way calling, and
         o  Voice mail.

         Our Hosted PBX Solutions include full, traditional PBX features completely housed in our network without any additional equipment investment on either our part or that of our clients.

ENTERPRISE VPN SOLUTION

         Our Enterprise VPN (virtual private network) solution allows our agents and distributors to connect enterprise private branch exchanges (PBXs) to our network over dedicated private access lines or larger gateways. We offer a full suite of customer management tools that allows our distributors to provide business-class service to enterprise customers. All usage information is available online through easily customizable user interfaces and may be reported and tracked in real time for allocation of telephone costs. Paperless invoicing and self-provisioning, or programming, help to reduce transaction costs associated with customer acquisition and retention. Additionally, enterprise users can access all services, including third party applications, with one account number and system identity. This feature permits enterprise users to make calling card calls from outside the office, or from an IP phone in their home, with charges appearing on their office account as appropriate.

         We also offer a Virtual Hosted IP PBX solution which is a shared, network-based SIP (session initiation protocol) telephony service that provides enhanced IP communications features. This replaces the customer's PBX or key system with a network-based IP telephony service. The IP telephony service is utilized via SIP-based protocol, a phone that delivers the VoIP technology, which transforms traditional circuit switched platform into an IP telephony solution.

DISTRIBUTOR RELATIONSHIPS

         Our business model uses a team of established distributor partners and agents in our target market areas to reach our potential end users. This multi-channel marketing approach will utilize:

         o  Distributorships,
         o  Agent sales channels,
         o  Re-marketers,
         o  Direct sales,
         o  Foreign telephone companies,
         o  Technology integrators,
         o  Corporate alliances, and
         o  ISP and cable companies.

         Through the use of multiple web sites and regional rate plans we will work with our in-country distribution partners to provide local points of presence (POP) that will permit local telephone and 800 numbers to be available for local and out of area marketing. Once our distributors have acquired customers for the VoIP offering, we believe they will be able to successfully market additional, high margin, products and services we may develop in the future for their customer base.

         We believe we offer distributor partners certain advantages, including:

         o Fast Time to Market - By taking advantage of our existing infrastructure and software solutions, a distributor's service can be up and running in days.

         o Operational Freedom - By outsourcing application management to us, distributors can focus on critical resources, revenue generation and business development functions.

         o Customization - Our distributors are able to customize our solutions to suit the needs of their end user client base.

         o 24/7 Access - Distributors or end users have access to applications via the Internet on a 24/7 basis. Unlike many of our competitors, our solutions allow the distributor complete control of their proprietary data stored on our network.

         o Managed Solutions - We retain full responsibility for maintenance of the network, new feature upgrades and bug fixes. We will work with our distributors to bring comprehensive communications solutions to their customers. We believe this will result in reduced customer turnover, increased average revenue per user, greater network efficiency and lower operating costs.

         o Innovations - We deploy directly to Latin America through our distributors the latest innovations in technologies available in the United States, thereby becoming their gateway to technological innovations.

         o Private Label Solution - Our branded solutions offer distributors and agents the ability to build their own branded services in their territory. Our services are designed to be private labeled and can be customized to meet the distributor's "look and feel" in addition to business processes.

         We enter into agreements with distributors on a non-exclusive basis. Each distributor will be obligated as follows:

         o maintain a negotiated minimum of active customers and/or revenue dictated by us at all times beginning one year after the effective date of the agreement,
         o  receive required training from our training staff and engineers,
         o  develop and maintain a web page link to our web site,
         o  develop sales and marketing training for the sales agents,
         o provide technical support at levels one and two to their customers, which are the less technical issues and the ones that occur more frequently,
         o  maintain and promote a sales channel within their distributorship,
         o  manage their network of clients and infrastructure of agents, and
         o  make all payments due us in U.S. dollars.

         We offer our distributors bundled rich product offerings at competitive rates. This allows them to significantly mark up our services and products while remaining competitive in their own markets.

         We market our company to potential distributors through various means of marketing, the most reliable of which is by phone and networking. Once initial discussions begin with a potential distributor, numerous potential objectives for distributor marketing programs are defined which include defining the distributorship to its employees, its customers, and its suppliers; providing opportunities to build customer relationships; educating customers and salespeople; supporting sales calls; protecting margins through differentiation of the distributor and its products.

OPERATIONS

         We manage our own IP network, which has been engineered to accommodate a scalable framework. We believe that this approach will enable our company to rapidly deploy additional enhanced Internet services and IP-based communications solutions.

         Our systems architecture is based upon open platforms. The open platforms allow us to create and deploy new services as they become available. By using this technology we can mix components from multiple equipment vendors without relying on the manufacturers as the only source for service enhancements. We also have the flexibility to add new services to our operating network without requiring changes to its overall infrastructure. This strategy reduces our research and development expenses so that our company is able to concentrate its resources on building its distribution network, supporting its marketing partners and ensuring end user satisfaction. The integrated IP communications infrastructure we have created consists of voice applications and servers for distributors and service providers. This infrastructure enables these distributors to deliver a broad set of differentiated, value-added Internet communications services ranging from media-oriented services such as voice mail, conferencing, and auto attendant, to personal calling functions such as selective call forwarding, simultaneous ring, and dial-by-name. Multiple tiers of intuitive, easy-to-use web interfaces are provided to simplify configuration and management of services for the end-user, group administrator, and service provider.

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

DATA CENTER

         Our primary switch and database is located in a tier-one telecom data center in New York City, with our backup switches and databases located at a tier-one data center in Los Angeles. The data centers contain multiple and diverse electrical power entry points with UPC backups. We believe this structure makes our network fully redundant and protected against disasters. We connect to eight of the 10 largest IP providers available worldwide and our switches and servers are simultaneously updated. We also have co-located servers and soft switches in the NAP of the Americas, protecting the integrity of all of our processes, making our network fully redundant and able to function through most planned and unplanned situations with carrier grade quality and abilities.

SALES SUPPORT SYSTEM

         We have developed proprietary software, called the Sales Support System, The Sales Support System has the capacity to maintain the individual registration of all distributors and their respective end users. The software controls the levels of system access by user type, such as pertinent information regarding our distributors, order processing, purchase orders, addition and deletion of client specific information, commission payments to distributors and sales agents. Additionally, the software generates reports at the administrative, executive, sales and accounting levels and it updates, maintains and links together our soft switches, provisioning servers, carrier routes and billing platform. It also allows monetary currency conversion that can be adapted to fully integrate with a distributor's legacy billing system, CRM and other existing systems.

         The system includes an end user interface, giving the client the ability to access a web page to verify all account related information. This web page system with our soft switches, biller and processors via XML (extensible markup language); providing account information, payment history, call detail records, voice mail settings, rates, ability to pre-pay accounts, add deposits, open trouble tickets when service is not properly functioning, chat with our technicians and get general on line assistance and instructions.

         We believe that the Sales Support System has the ability to make a key difference for our clients and partners and is the heart of our turnkey IP based communication solution.

COMPETITION

         The Internet communications marketplace is rapidly emerging and competitive. Primarily, competition is from the incumbent or legacy telecommunications companies, but other smaller IP based telecommunications providers are also entering the market space. These companies include regional bell operators, independent operators, cable companies, Vonage, 8x8 and inter exchange carriers such as AT&T, Verizon, Qwest, Sprint and Level 3 among others. While some of these companies can be classified as our competitors, we believe our business model entails a number of features others overlook, such as concentrating on emerging international markets, pre-payment for all services, selling through distributors and distributor branding.

         Furthermore, we believe our competition has not devoted their resources and/or lack the foreign market relationships, to acquire end users in our target markets. We believe that our strategy of primarily utilizing distributors and agents, rather than a direct sales force, will enable our company to focus on supporting our distribution channels, maintaining premier transmission quality and rapidly adapting innovative new communications products and services to our target markets. We believe that this approach will enable us to provide a higher quality of service and gain an early to local market advantage.

         We recognize that a key driver in end user adoption of Internet communications services remains the ability to realize lower phone rates. Management believes it is critical to avail users of this benefit without sacrificing quality and ease of use, for example: avoiding the need to reconfigure their PC's or install new software on their computer in order to run new hardware. Further, bringing VoIP technology to the end user without the extra expense of software, allows us to realize a significant cost savings. Our target markets have unique usage patterns, such as international intense usage, and preferences for bundled services. Our bundled services can be tailored to effectively cater to each customer target. Many of our targeted markets face less IP and VoIP competition. We believe that the markets we have selected, due to their decreased competitiveness, and customer usage patterns, allows us the opportunity to benefit from higher margin revenues and margins which are less susceptible to price erosion.

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

GOVERNMENT REGULATION

         We are subject to potential adverse effects of regulation, which may have a material adverse impact on our competitive position, growth and financial performance.

         Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provides our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us.

         Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance. Regulatory considerations that affect or limit our business include:

         o general uncertainty regarding the future regulatory classification of and taxation of VOIP telephony;
         o the ability to access broadband networks owned and operated by others;
         o our VOIP services may be subject to burdensome regulatory requirements and fees and we may be obligated to pay carriers additional interconnection fees and operating costs may increase; and
         o general changes in access charges and contribution payments could adversely affect our cost of providing services.

         Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

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

         We have also obtained the right to the Internet address www.IP1network.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use the Internet address; however, there can be no assurance in this regard and the loss of this address could materially adversely affect our business financial condition and results of operations.

BUSINESS CONSULTANTS

         We are a party to several agreements with third party consultants relative to the ongoing business and operations of our company as follows:

         Database Engineering Consulting, Inc. In March 2005 IP1 entered into a three-year consulting agreement with Database Engineering Consulting, Inc. and Mr. Angel Prol wherein Database Engineering Consulting provides the services of Mr. Prol to us on an exclusive basis to serve as our System Administrator and to consult with us on a full time basis relating to VoIP and IP solutions. Under the terms of the agreement IP1 pays Database Engineering Consulting a monthly fee of $6,000 and it is entitled to bonuses upon meeting certain goals to be established. IP1 granted Database Engineering Consulting options to purchase 225,000 shares of IP1's common stock at an exercise price of $0.01 per share which vest immediately at such time as IP1's annual gross revenues equal at least $20 million. A pro rata number of options will vest at the end of the calendar year in which IP1 records gross revenues of at least $10 million. IP1 also agreed to provide Mr. Prol with medical and other insurance premiums. During fiscal 2006 in lieu of providing these premiums we increased Mr. Prol's monthly fee to $7,000 and we are continuing to compensate him at that amount in fiscal 2007. Database Engineering Consulting is responsible for all expenses incurred by it or Mr. Prol under the agreement. The agreement can be terminated for cause as defined in the agreement, and the agreement contains customary non-interference and confidentiality provisions. Subsequent to the agreement, Mr. Prol expanded his services to also consult with us in the capacity of Vice-President of Operations of IP1.

         UTEK Corporation. In June 2006 we entered into a one year agreement with UTEK Corporation under which it will identify technology acquisition opportunities for our company from research universities and government laboratories. As compensation for its services we issued UTEK 387,097 shares of our common stock valued at $143,226, with 1/12th of the shares vesting each month. If the agreement is terminated prior to the end of the term any unearned shares will be returned to us. Under the terms of the agreement if a technology is shown to us that we wish to acquire, UTEK will first seek to acquire the license to the technology through a subsidiary and then provide us with a term sheet outlining the consideration and terms of the proposed acquisition by us. If we accept the terms, we will acquire the subsidiary from UTEK in a share exchange agreement with a valuation based upon a markup to the value paid by UTEK as mutually agreed upon. We have agreed not to circumvent UTEK for a period of 24 months following the termination of the agreement relative to any technology developer presented to us by it. The agreement contains customary confidentiality and indemnification provisions.

         Investor Relations Services, Inc. Effective October 17, 2006 we entered into a one year agreement with Investor Relations Services, Inc. under which it will consult with us in a variety of areas including marketing, investor relations, strategic business planning and corporate development. We issued this company 2,000,000 shares of our common stock, valued at $100,000, as compensation for their services under this agreement. The agreement, which contains customary confidentiality , non-compete and indemnification provisions, may be renewed at our option upon written notice. Mr. Thomas M. Biggs, a member of our Board of Directors and Secretary of our company, is an employee of Investor Relations Services, Inc.

         SOS Resource Services, Inc. In August 2006 our IP1 subsidiary entered into a one year agreement with SOS Resource Services, Inc. to provide advice to IP1 as requested in areas related to competition within our market segment in our target markets and to bring corporate opportunities to us utilizing its business relationships. As compensation for its services we issued SOS Resource Services, Inc. 3,000,000 shares of our common stock valued at $600,000 SOS Resource Services is responsible for its expenses incurred in connection with providing the consulting services to IP1. The agreement contains customary confidentiality and non-compete provisions.

         Regency Capital, Inc. In October 2006 we entered into an one year agreement with Regency Capital, Inc. under which it will advise us in areas related to investor relations and business development. As consideration for its services we agreed to pay Regency Capital either $50,000 by March 15, 2007, or at our option, $6,250 per month beginning on March 15, 2007 through October 15, 2007, and we issued that firm 675,000 shares of our common stock valued at $33,750. The agreement contains customary confidentiality provisions.

EMPLOYEES

         We do not have any employees. As of March 22, 2007 we have engaged with 14 consultants, including Mr. Alvarez, our CEO, to provide us with the various services necessary to operate our business. We anticipate that these independent contractors will be hired by us as employees to provide administrative support as well as staff our sales and marketing division during the second quarter of fiscal 2007. Based upon our informal discussions with these individuals, we anticipate that we will be able to hire each of them at compensation which is substantially comparable to what is currently being paid in consulting fees. In addition, we anticipate that we will seek to expand our personnel base during the second quarter of fiscal 2007 through the hiring of approximately five additional employees in areas such as customer support and accounting. We do not anticipate that we will have any difficulty in filling these positions.

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

         On September 19, 2002, we entered into a settlement agreement with Randall K. Read, Dean Casutt, Dennis Neilsen and Dennis Brovarone. The settlement agreement provided for the dismissal of a legal action by Mr. Read against us, Mr. Casutt, Mr. Neilsen and Mr. Brovarone, the rescission of the April 2001 reorganization agreement between our company and Tradequest, Inc., the resignations of Mr. Casutt, Catherine Casutt and Larry Casutt from our Board of Directors, the appointment of Mr. Read, Karleen Read and Ashley Jorgensen to our Board of Directors; the cancellation of approximately 69,022 shares of common stock issued to Dean Casutt, Larry Casutt and Choice Holdings Inc. and the issuance of approximately 35,923 shares to Randall K. Read, an individual and our former controlling stockholder. Pursuant to the terms of the agreement, we issued an aggregate of approximately 619,669 shares of our common stock to Loyola Holdings, Inc. and Margot Hutchinson for a purchase price of U.S. $0.177515 per share, or an aggregate of $110,000.00. We issued approximately 309,835 shares to Loyola Holdings, Inc. and approximately 309,835 shares to Margot Hutchinson.

         On August 31, 2004, we entered into a Stock Purchase Agreement with Loyola Holdings, Inc., a Nevada corporation, Margot Hutchinson, an individual, and Randall K. Read, an individual and our former controlling stockholder. Pursuant to the terms of the agreement, we issued an aggregate of approximately 619,669 shares of our common stock to Loyola Holdings, Inc. and Margot Hutchinson for a purchase price of U.S. $0.177515 per share, or an aggregate of $110,000.

         As of the date of the agreement, we were authorized to issue 50,000,000 shares of common stock of which approximately 83,310 shares were issued and outstanding. The approximately 619,669 shares constituted approximately 80% of the issued and outstanding shares of our common stock. Accordingly, with the closing of the agreement, a change in control of our company had occurred.

         Pursuant to the agreement, we also entered into a Release and Indemnity Agreement with Randall K. Read whereby Mr. Read agreed to release and indemnify us against all claims Mr. Read may have against us. Mr. Read further agreed to indemnify us and hold us and the purchasers harmless in respect of any and all claims, demands, actions, causes of action, damages, losses, costs, liabilities or expenses that existed, or is based on any action or inaction that occurred, prior to August 31, 2004. In consideration for Mr. Read's release and indemnification, we agreed to pay Mr. Read cash in the amount of $102,500.00, assign him all right, title, and interest and royalty income from Text Retrieval Systems, Inc., pursuant to the sale of our former subsidiary in February, 1998, and issue him approximately 66,239 shares of our common stock. The royalty payment is on each subscription of Text Retrieval Systems, Inc.'s HR Comply product and will continue until such time as a total royalty of $1,500,000 has been paid. This agreement has been cancelled prior to our transaction with IP1.

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

         On August 19, 2005, we acquired 100% of the outstanding common stock of IP1, a development stage Nevada corporation incorporated in April 2004, pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, we issued approximately 58,539,998 shares of our common stock to the stockholders of IP1 in exchange for 100% of the outstanding shares of common stock of IP1. Pursuant to the plan of reorganization, approximately 619,669 shares of our common stock held by Loyola Holdings, Inc., an entity controlled by Ash Mascarenhas our then President and sole director, and Lalita Janke, his mother, were cancelled. As a result of the transaction IP1 is a wholly-owned subsidiary of our company. For accounting purposes this transaction was accounted for as a reverse acquisition with IP1 treated as the accounting acquiror and the reported results of operations of our company after completion of the transaction will reflect the historical operations of IP1.

RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

                          RISKS RELATED TO OUR COMPANY

WE HAVE A HISTORY OF LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT, AND WE CANNOT ASSURE YOU THAT WE WILL OBTAIN PROFITABILITY IN THE FUTURE OR TO CONTINUE AS A GOING CONCERN.

         We have never generated any significant revenues. Our operations have been financed primarily through the issuance of debt. For the fiscal year ended December 31, 2006 we reported operating losses of $ 1,743,591and cash used in operations of $856,224. For the year ended December 31, 2005 we reported operating losses of $1,580,671 and cash used in operations of $465,796. Our operations are not presently profitable and we anticipate that our operating results for future periods will include significant expenses, including product development expenses, sales and marketing costs and administrative expenses. There can be no assurance that we will be profitable in the future. The independent auditor's report for the fiscal year ended December 31, 2006 on our financial statements includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OUR ASSETS SERVE AS COLLATERAL UNDER OUTSTANDING NOTES. IF WE SHOULD DEFAULT ON THESE OBLIGATIONS, THE HOLDERS COULD FORECLOSE ON OUR ASSETS AND WE WOULD BE UNABLE TO CONTINUE OUR BUSINESS AND OPERATIONS.

         Under the terms of a $165,000 promissory note we granted the holder a security interest in our assets. We have also granted the holders of our $1,500,000 principal amount callable 6% secured convertible notes a security interest in all of our assets and properties. If we should default under the repayment provisions of either of these obligations, the notes become immediately due. The terms of the callable 6% secured convertible notes provide for a premium in the event of a default. If holders of any of these notes could seek to foreclose on our assets, and if the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and continue our ongoing operations would be materially adversely affected and we may be forced to cease operations.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY. THE CALLABLE 6% SECURED CONVERTIBLE NOTES CONTAIN CERTAIN COVENANTS PROHIBITING US FROM RAISING CAPITAL AT CERTAIN TIMES WITHOUT THE NOTE HOLDERS CONSENT. THESE LIMITATIONS MAY HAMPER OUR ABILITY TO RAISE WORKING CAPITAL IN FUTURE PERIODS WHICH COULD RESULT IN OUR INABILITY TO CONTINUE AS A GOING CONCERN.

         Historically, our operations have been financed primarily through the issuance of debt. Capital is typically needed to fund our ongoing operations and to pay our existing obligations. Our future capital requirements, however, depend on a number of factors, including our ability to grow our revenues, manage our business and control our expenses. Absent an immediate and significant increase in our revenues which is unlikely, we will need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our company. At March 22, 2007 we had $730,000 past due under a short-term promissory note and we have an additional $620,000 due under short term notes which are maturing in the near future, which includes premiums on these notes. We do not presently have any firm commitments for additional capital and we cannot assure you that additional working capital will be available to us in the future, or if available, upon terms acceptable to us. The terms of the agreement for the sale of the callable 6% secured convertible notes restricts our ability to raise additional funds without the consent of the note holders which we may not be able to obtain. The existence of these covenants may severely limit our ability to raise capital from the sale of our securities. If we do not raise funds as needed, our ability to pay our obligations as they become due, provide for current working capital needs, grow our company, and continue our existing business and operations is in jeopardy and we could be forced to cease our operations.

WE ARE PAST DUE UNDER THE REPAYMENT TERMS OF A SHORT TERM NOTE AND WE DO NOT PRESENTLY HAVE THE FUNDS TO SATISFY THIS OBLIGATION. IF WE ARE UNABLE TO RESTRUCTURE THIS LOAN THIS NOTE HOLDER COULD DECLARE A DEFAULT WHICH COULD CREATE A DEFAULT UNDER OUR OUTSTANDING CALLABLE 6% SECURED CONVERTIBLE NOTES. IF WE WERE UNABLE TO CURE A DEFAULT UNDER THOSE NOTES, THE NOTE HOLDERS COULD CEASE OUR ASSETS AND WE WOULD BE UNABLE TO CONTINUE OUR BUSINESS AND OPERATIONS.

         As described above, at March 22, 2007 we are past due under the repayment of $730,000 under the terms of a short term promissory note, together with interest on the note, and an additional $620,000 of short term promissory notes become in the near future, including a note to a company controlled by one of our directors in the principal amount of $200,000 with a $200,000 cash premium at maturity. If we are unable to repay these obligations and if one or more of those note holders should declare an event of default under the note, such event could result in an event of default under the callable 6% secured convertible notes at which time those notes would become immediately due at a premium. If we were unable to satisfy the callable 6% secured convertible notes, the holders could seek to foreclose on our assets. If they were successful, we would be unable to continue our business and operations as presently conducted and would be forced to cease operations.

THE EXERCISE OF OUTSTANDING WARRANTS AND THE CONVERSION OF OUTSTANDING NOTES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

         We presently have 500,000,000 shares of common stock authorized, of which 75,305,142 shares are issued and outstanding at March 22, 2007. In addition, we have outstanding the following securities which are convertible into shares of our common stock:

         o $1,493,550 principal amount callable 6% secured convertible notes which are convertible into 8,084,168 shares of our common stock based on a conversion price of $0.18475 per share which reflects a recent trading price of our common stock, and

         o common stock purchase warrants which are exercisable into an aggregate of 22,375,000 shares of our common stock at exercise prices ranging from $0.001 to $1.50 per share.

         The exercise of these warrants and/or the conversion of the notes will materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders. In addition, because the conversion price is tied to the market price of our common stock, the note holders could seek to convert their notes at an advantageous time when the trading price of our common stock is low which could require us to issue more shares of our common stock upon the conversion of the notes. Because we cannot anticipate when the note holders will seek to convert the notes or exercise the related warrants, or when the holders of the other derivative securities will seek to convert those securities, we are unable at this time to quantify the exact dilution these securities will conversion and/or exercise of these securities will cause.

WE HAVE RECOGNIZED NON-CASH INCOME IN FISCAL 2006 AND NON-CASH LOSSES IN FISCAL 2005 RELATED TO DERIVATIVE SECURITIES WHICH HAVE HAD A MATERIAL AFFECT ON OUR FINANCIAL STATEMENTS. IT IS LIKELY WE WILL RECOGNIZE NON-CASH LOSSES IN FUTURE PERIODS AS A RESULT OF THE ISSUANCE OF THE CALLABLE 6% SECURED CONVERTIBLE NOTES WHICH WILL MATERIALLY EFFECT OUR FINANCIAL STATEMENTS IN FUTURE PERIODS.

         As discussed later in this annual report under Part II. Item 6. Management's Discussion and Analysis or Plan of Operations - The effect of derivative liabilities on our financial statements, in fiscal 2005 we recognized an expense of $13,348,457 and in fiscal 2006 we recognized income of $8,198,164, both related to the treatment of certain of our outstanding securities as derivative liabilities. While these expense and income items are non-cash and do not impact our operating losses, they have a dramatic affect on our net loss or net income for the respective periods. Prospective investors are cautioned to consider the impact of the accounting treatment for derivative liabilities on our financial statements for the periods presented when evaluating our financial condition. While we cannot predict the impact of this accounting standard on our financial statement in future periods as the income/expense calculation is based upon a current market value of our common stock, it is likely that it will result in a significant expense to us in future periods.

                          RISKS RELATED TO OUR BUSINESS

WE ARE DEPENDENT ON THIRD-PARTY COMMUNICATIONS INFRASTRUCTURE AND SERVICE PROVIDERS.

         Our business model is providing turnkey, IP-based communications solutions to distributors and their end users. Our services are built on the communications infrastructure and services of third party communications providers. Any failure of such third party providers to provide service as necessary may result in a reduction in, or interruption of, service to our distributors and their end users, which could adversely affect our ability to generate revenues in future periods. A significant interruption of service could have a negative impact on our reputation and could lead our present and potential distributors not to use our services. The temporary or permanent loss of equipment or systems through casualty or operating malfunction could also reduce revenues and harm our business.

WE ARE DEPENDENT ON THIRD PARTY DISTRIBUTORS TO MARKET OUR SERVICES TO END USERS. IF THESE DISTRIBUTORS DO NOT EFFECTIVELY MARKET OUR SERVICES, THIS DEPENDENCE COULD PREVENT US FROM GENERATING REVENUES.

         We market our services to end users using a network of distributors. Our operating results are dependent upon our ability to develop, expand and maintain our distributor arrangements and the ability of our distributors to successfully market our services to their end users. The failure by one or more of our distributors to effectively sell our services would adversely impact our revenues in future periods. While our agreements with our distributors will be non-exclusive which would permit us to seek additional distributors within a target market if we determine that a particular distributor is not performing to our expectations, there are no assurances that additional distributors within the target market would be available to us or that these additional distributors would effectively market our services to their end users. We cannot quantify the impact of any under performance by a distributor nor the time required to expand our distributor base to compensate for an under performing distributor. The failure by one or more of our distributors, however, to effectively sell our services would adversely impact our ability to generate revenues in future periods, develop our business and continue our operations.

WE MAY BE UNSUCCESSFUL IN ESTABLISHING AND MAINTAINING BRAND AWARENESS AND BRAND IDENTITY IS CRITICAL TO OUR COMPANY.

         Our success in our market will depend on our ability to create and maintain brand awareness for our service offerings. We have only begun our efforts to establish a brand image and cannot assure you that we will ever be successful in these efforts. To penetrate our target markets, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We have limited capital to devote to these efforts and we may not generate a corresponding increase in revenue to justify these costs. The majority of our competitors are larger than us and have substantially greater financial resources and many of the companies offering similar services have already established their brand identity within the marketplace. We can offer no assurances that we will be successful in establishing awareness of our brand allowing us to compete in our target market. If we are unable to effectively compete for users in our target markets our ability to continue our operations could be in jeopardy.

VOIP SERVICES MAY NOT BE ACCEPTED AS A SUBSTITUTE FOR TRADITIONAL TELEPHONE SERVICE.

         Our success depends on the continued development of the Internet as a commercial marketplace, which is uncertain. The markets for telecommunication services over the Internet are at an early stage of development and are rapidly evolving. Because the markets for VoIP technology is new and evolving, it is difficult to predict the future growth, if any, and the future size of these markets. Our ability to generate revenues will depend upon the acceptance of VoIP as a widely used medium for communication and a number of factors could prevent such acceptance, including the following:

         o VoIP is at an early stage and end users may be unwilling to shift their telecommunication service from traditional based networks to those powered by the Internet, such as VoIP;

         o Increased government regulation or taxation may adversely affect the viability of VoIP services;

         o Sufficient availability of telecommunication services or changes in telecommunication services could result in slower response times or increased costs in marketing and servicing our end users; and

         o Adverse publicity and consumer concern about the security and/or quality of VoIP could discourage its acceptance and growth.

         There can be no assurance that any substantial market for VoIP services in our target markets will be developed or become sustainable. If a substantial and sustainable market does not develop, our ability to continue to implement our present business model will be in jeopardy and we may not be able to continue our operations as they are presently conducted.

THE TECHNOLOGY AND INFRASTRUCTURE USED TO PROVIDE OUR SERVICES IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO QUICKLY INCORPORATE NEW PRODUCT INTRODUCTIONS AND INNOVATIONS IN ORDER TO ESTABLISH, MAINTAIN AND GROW OUR BUSINESS. IF WE FAIL IN THESE EFFORTS WE MAY BE UNABLE TO ATTAIN OR MAINTAIN DISTRIBUTORS FOR OUR SERVICES WHICH WILL ADVERSELY IMPACT OUR ABILITY TO GENERATE REVENUES IN FUTURE PERIODS.

         VoIP and data communication over the Internet is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advances. To enter and compete successfully in this emerging market, we must continually sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower costs. These new and enhanced services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing and selling new services will depend on a variety of factors, including:

         o  the identification of market demand for new services;
         o  access to sufficient capital to complete our development efforts;
         o  product and feature selection;
         o  timely implementation;
         o  performance;
         o  cost-effectiveness of services under development;
         o securing and maintaining relationships with reliable third party communications providers; and
         o  maintaining adequate staffing of competent software engineers.

         Additionally, we may also be required to collaborate with third parties to develop our services and may not be able to do so on a timely and cost-effective basis, if at all. If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced services in a timely manner or if such new or enhanced services do not achieve sufficient market acceptance, our operating results will suffer and our business will not grow.

         Finally, the success of our business model is dependent upon the continued deployment of broadband Internet services in our target markets. If for reasons beyond our control the expansion of broadband Internet services in our target markets ceases or is curtailed, we may not be able to sell our services in significant volumes and our business may be adversely affected.

THE INTERNET TELEPHONY BUSINESS IS HIGHLY COMPETITIVE AND ALSO COMPETES WITH TRADITIONAL AND CELLULAR TELEPHONY PROVIDERS.

         While we are not a traditional Internet telephony business, we do provide turnkey IP-based communication solutions to companies seeking to offer such service to their customers. As a result, we could be deemed to directly compete with long distance telecommunication carriers and providers of all sizes and scope of business, including the long distance and cellular service providers. The long distance communications and the Internet telephony markets are highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, breadth of geographic presence, customer service, reliability, network size and capacity, and the availability of enhanced communications services. Our competitors include major and emerging telecommunications carriers in the U.S. and abroad. Many of the competitors for our service offerings have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our ability to market our services. Because of our limited resources we may never be able to effectively compete in our target market which could result in our inability to continue our operations.

OUR RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH RELIANCE ON DISTRIBUTORS WHO GENERATE SALES OUTSIDE THE U.S.

         We expect that substantially all of our revenues will be derived from distributors who make sales outside the U.S. Because of our dependence on these third-party distributors and their non-U.S. customers, we are subject to certain risks, including, changes in a specific country or region's political or economic conditions or the adoption by a particular country of laws, rules or regulations which limit or prohibit the distributor's ability to sell our services in one or more countries. An economic downturn in one or more of our target markets could result in a reduced demand for services such as ours which would adversely affect our ability to increase our revenues in future periods. In addition, if one or more of the countries in our target markets were to adopt new laws or regulations which would have the effect of limiting our distributor's abilities to sell our services, our ability to increase our revenues in future periods would also be adversely impacted.

                     ADDITIONAL RISKS AFFECTING OUR COMPANY

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

OUR COMMON STOCK COULD BE REMOVED FROM QUOTATION ON THE OTCBB IF WE FAIL TO TIMELY FILE OUR ANNUAL OR QUARTERLY REPORTS. IF OUR COMMON STOCK WAS NO LONGER ELIGIBLE FOR QUOTATION ON THE OTCBB, THE LIQUIDITY OF OUR STOCK MAY BE FURTHER ADVERSELY IMPACTED.

         Under the rules of the Securities and Exchange Commission we are required to file our quarterly reports within 45 days from the end of the fiscal quarter and our annual report within 90 days from the end of our fiscal year. Under rules adopted by the National Association of Securities Dealers, Inc.
(NASD) in 2005 which is informally known as the "Three Strikes Rule", an NASD member is prohibited from quoting securities of an OTCBB issuer such as our company if the issuer either fails to timely file these reports or is otherwise delinquent in the filing requirements three times in the prior two year period or if the issuer's common stock has been removed from quotation on the OTCBB twice in that two year period. We failed to file our 2005 annual report and our quarterly report for the period ended June 30, 2006 on a timely basis. If we were to fail to file two additional reports on a timely basis our stock would be removed from quotation on the OTCBB and would in all likelihood then be quoted on the Pink Sheets Electronic Quotation Service. Pink Sheets offers a quotation service to companies that are unable to list their securities on the OTCBB or an exchange. The requirements for listing on the Pink Sheets are considerably lower and less regulated than those of the OTCBB an exchange. If our common stock were to be quoted on the Pink Sheets, it is possible that even fewer brokers or dealers would be interested in making a market in our common stock which would further adversely impact its liquidity.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of three individuals, including our CEO, none of whom are independent. Our executive officers and directors make decisions on all significant corporate matters such as the approval of terms of various loans or financing transactions in which we engage, the approval of related party transactions, the compensation of our executive officers, and the oversight of the accounting functions.

         Although we have adopted a Code of Business Conduct and Ethics, we have not yet adopted any other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our Board of Directors as we presently do not have any independent directors. If we expand our board membership in future periods to include independent directors, we may seek to establish an audit and other committees of our Board of Directors. It is possible that if we were to adopt some or all of these corporate governance measures and our Board of Directors included independent directors, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR SHAREHOLDERS.

         Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders.

         In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which 1,000,000 shares of our Series A Preferred Stock are currently outstanding which carry super majority voting rights. Our Board of Directors may, without shareholder approval, issue additional shares of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

OUR CHAIRMAN AND CEO IS THE SOLE HOLDER OF OUR SERIES A PREFERRED STOCK WHICH GIVES HIM VOTING CONTROL OF OUR COMPANY AND THE ABILITY TO SOLELY INFLUENCE OUR BUSINESS AND DIRECTION.

         Our voting securities consist of shares of our common stock and our Series A Preferred Stock. Holders of shares of our common stock are entitled to one vote per share and the holder of shares of our Series A Preferred Stock is entitled to 250 votes per share on all matters submitted to a vote of our stockholders, with these classes of our voting securities voting together on all matters submitted to a vote of our stockholders. Mr. Luis Alvarez, our CEO and Chairman, owns all 1,000,000 shares of outstanding Series A Preferred Stock which, together with his common stock holdings, gives him voting rights at March 22, 2007 over approximately 81% of our voting securities. If we were to assume that the holders of the remaining $1,493,550 principal amount callable 6% secured convertible notes converted those notes into 8,084,168shares of our common stock, based upon recent trading prices of our common stock, and all outstanding warrants were exercised by the holders, of those securities, Mr. Alvarez would have voting rights over approximately 78.6% of our securities. As a result of these voting rights, notwithstanding that our common stockholders are entitled to vote on matters submitted to our stockholders, Mr. Alvarez has the power to elect of all of our directors and strongly influence the business and direction of our company.

ITEM 2.  DESCRIPTION OF PROPERTY

         We lease executive office space under a one year agreement expiring on January 31, 2008 for an aggregate cost of $1,200. We also lease additional office space in the same building for $1,800 per month under an agreement terminating July 31, 2007. These temporary facilities are not adequate for our current needs and provide us with no ability to expand our sales, marketing or administrative staff. We intend to relocate our offices to more suitable facilities prior to the end of fiscal 2007. We do not anticipate any difficulties in securing adequate office space under terms which are acceptable to us.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTC Bulletin Board under the symbol "TRDQ." The following table sets forth the high and low bid prices for our common stock for the past two fiscal years and the interim period as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The following information gives pro-forma effect to the one for 65 reverse stock split of our common stock effective October 11, 2005.

                     High        Low
                     ----        ---
Fiscal 2005

First Quarter       $33.15      $11.70
Second Quarter      $33.15      $11.70
Third Quarter       $40.95      $ 9.75
Fourth Quarter      $40.95      $ 0.42

Fiscal 2006

First Quarter       $ 1.35      $ 0.25
Second Quarter      $ 0.70      $ 0.20
Third Quarter       $ 0.41      $ 0.05
Fourth Quarter      $ 0.12      $ 0.04

         On March 28, 2007, the last sale price of our common stock as reported on the OTCBB was $0.021. As of March 22, 2007, there were approximately 2,400 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. At the present time, our anticipated financial capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of our business. In addition, under the terms of the callable 6% secured convertible notes so long as the notes are outstanding we are prohibited from declaring and paying dividends on our common stock without the prior written consent of the note holders.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         During August 2005, we acquired all the outstanding shares of IP1 under the terms of a securities purchase agreement and plan of reorganization. The acquisition of IP1 was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as if IP1 was the acquiror. At the time of the transaction in August 2005, IP1 was a development stage company which had been organized in April 2004. As a result of the reverse acquisition, our business is now the business of IP1.

         Our business model is to provide full service, turnkey IP-based communication solutions to distributors that deliver VoIP service to their customers. Our branded turnkey IP-based communication solution provides a distributor with the equipment, software, and support necessary to market a custom tailored VoIP service. We are targeting distributors that include equipment manufacturers, technology integrators, cellular vendors, cable companies that do not want to undertake the financial burden of creating an IP-based telecommunication infrastructure, computer firms, Internet cafes, call centers as well as wholesale relationships with communications providers, aggregators and resellers, ISPs and other broadband and service providers. Our marketing concentration is in the Caribbean, Central and South America. We targeted these geographic areas as we believe these areas are starting to embrace broadband and, as a result of government regulations of telecommunications providers, are generally insulated from the intense competition of the U.S. communications market.

         Our business model provides that we will generate revenues from negotiated price points with each distributor. These price points will be determined based upon the individual dynamics of the distributor's abilities, geographic markets, anticipated monthly per minute usage and their overall acceptance of our proposed and/or negotiated price plan. Some of the sources of revenue are equipment sales, activation fees, access fees and per minute usage charges. Both access fees and per minute charges will represent recurring revenues as opposed to one time sales comprised of equipment sales and activation fees. In either case, distributors are engaged on a pre-pay basis and accounts will be settled in U.S. currency.

         We began marketing our service on a test basis during the third quarter of fiscal 2005 and to date have generated minimal revenues. Since we began marketing our service, our revenues have been related to charges to potential distributors who have been testing our services. Based on our current discussions, we anticipate that we will begin to generate recurring revenues from our first distributor during the second quarter of fiscal 2007. The company, which is a distributor of cellular commercial phone equipment and services in Colombia, is also licensed to sell VoIP in Colombia. In order to increase our revenues we must continue to develop distributor relationships with a wide range of companies in a number of geographic locations that already are serving our target markets.

         While we believe that our turnkey solutions will be well received by potential distributors, we do not have the resources to undertake a broad marketing campaign in an effort to secure distributors in our target markets. The network of personal relationships of our management is integral to our marketing efforts and we primarily rely on those relationships in our efforts to build our distributor network. As capital is becoming available to us from the sale of the callable 6% secured convertible notes discussed elsewhere in this annual report we intend to use a portion of those proceeds for marketing and travel expenses. The proceeds from that offering will also permit us to expand our technical staff to enable us to better support distributors in areas of customer service as well as software support. Lastly, we intend to purchase additional hardware and make additional deposits with the carriers to further enhance our services and make them more marketable.

         In addition to securing distributors and increasing our revenues, another significant challenge facing our company is our need for additional working capital. We do not generate sufficient revenue to fund our operations and have relied on short-term borrowings to provide working capital. The terms of some of these notes require significant cash premiums at repayment, as well as significant equity issuances. While the net proceeds from the sale of the callable 6% secured convertible notes discussed later in this section will provide us with capital to begin establishing our distributor network, upgrading certain of our services and for overhead expenses until approximately the second quarter of fiscal 2007, we have approximately $900,000 outstanding under short-term promissory notes which are either past due or which becomes due in the near future. We do not have sufficient funds to satisfy these obligations and the terms of the callable 6% secured convertible notes prohibit us from using the proceeds of those notes to pay these loans. The terms of the callable 6% secured convertible notes also restrict our ability to raise capital. While we are attempting to restructure some of these obligations and we believe that our operations will begin to generate meaningful revenues during fiscal 2007, so long as these short-term notes remain outstanding, one of which is secured by our assets and is presently past due, our ability to continue our operations is in jeopardy.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2006 ("FISCAL 2006") AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2005 ("FISCAL 2005 PERIOD")

                                             Fiscal Year Ended December 31,
                                             ------------------------------        $              %
                                                  2006            2005           Change      Change(+/-)
                                              ------------    ------------    -----------    -----------
Revenues ..................................   $     23,541    $     12,146         11,395        +94%
Cost of revenues ..........................         83,306          66,843         16,463          NM
Gross profit ..............................        (59,765)        (54,697)         5,068          NM

Sales, general and administrative .........      1,640,726       1,478,274        162,452        +11%
Sales, general and administrative - related
party .....................................         43,100          47,700         (4,600)       -10%
                                              ------------    ------------
Total operating expenses ..................      1,683,826       1,525,974        157,852        +10%

Operating (loss) ..........................     (1,743,591)     (1,580,671)       162,920        +10%

Other income (expenses):
Other income - derivatives ................     10,400,914               0     10,400,914          NM
Other income (expense) - derivatives ......     (2,202,750)    (13,348,457)   (11,145,707)         NM
Interest (expense) - related party ........        (28,000)       (210,567)      (182,567)       -87%
Interest (expense) ........................       (662,078)       (146,373)       515,705       +352%

Net income (loss) .........................   $  5,764,495    $(15,286,068)            NM          NM

NM = not meaningful

REVENUES

         We have generated minimal revenues since inception. Our revenues for Fiscal 2006 consisted primarily of per-minute usage fees for our services to potential distributors testing our services. As our services were launched during the third quarter of 2005, we did not report revenues for that portion of the Fiscal 2005 Period. Based upon current discussions we believe that we will begin generating recurring revenue from a distributor during the second quarter of fiscal 2007. We are unable to predict at this time the amount of revenue we may generate from this distributor.

COST OF REVENUES

         Our cost of revenues consists of the costs to secure our VoIP communication services with network carriers as well as the cost of phone equipment sold to distributors. The increase in our cost of revenues during Fiscal 2006 is primarily attributable to incurring fixed and variable costs from network carriers to secure our VoIP communication services associated with the launch of our VoIP services during the third quarter of 2005. We did incur similar fees during the Fiscal 2005 Period in anticipation of the launch of our VoIP services in the third quarter of 2005. We do not anticipate that we will incur any additional fixed costs in providing our services in future periods and that all cost of revenues in future periods will be variable based upon the actual number of minutes used in the period.

GROSS PROFIT

         We reported a gross loss of $59,765 for the Fiscal 2006 as compared to a gross loss of $54,697 for the Fiscal 2005 Period. Because we have incurred fixed costs associated with our revenues and cost of revenues in future periods will be the variable cost associated with the minutes actually used, we anticipate that we will increase our gross profit margins in future periods although we are unable to quantify the amount of the increase at this time.

TOTAL OPERATING EXPENSES

Sales, general and administrative

         Our sales, general, and administrative expenses consist of consultant fees incurred in connection with the sales and support of our VoIP services, compensation paid to our executive officers and directors, general overhead expenses and consultant fees incurred with third party providers. During Fiscal 2006 approximately $1,431,390 of our sales, general and administrative expenses represented stock-based compensation, including:

         o $843,890 for the issuance of 5,387,097 shares of our common stock to three consultants as compensation for services to us, of which 2,000,000 shares were issued to an entity which is affiliated with one of our officers and directors as compensation for consulting services valued at $100,000, and

         o $587,500 for the issuance of an aggregate of 11,750,000 shares of our common stock to eight individuals as compensation for services rendered to us, which included the issuance of an aggregate 8,000,000 shares to Messrs. Erbiti, Landis and Biggs, executive officers and/or director, which were valued at an aggregate of $400,000.

         While we did not have similar issuances in the Fiscal 2005 Period, in that period we did recognize a one-time charge related the issuance of shares pursuant to a recapitalization valued at $1.0 million.

         Additional increased sales, general and administrative expense in Fiscal 2006 were associated with hiring more consultants to support our sale and support our VoIP services as well as professional fees associated with being a publicly-traded company. During the Fiscal 2006 we treated all persons performing services for us as independent contractors and not employees and their compensation is recorded as a consulting fee. We anticipate that we will enter into employment agreements with our executive officers and other consultants presently providing services to us before the end of fiscal 2007. While we anticipate that the overall compensation we are paying these individuals will not increase substantially, the conversion of the status of the individuals from independent contractors to employees will result in an overall increase in our compensation expense in future periods. We anticipate our compensation expense will increase by approximately $10,000 per month during the next 12 months as a result of the hiring of these individuals as employees, absence any increases in their base compensation. We anticipate we will also hire additional personnel during the fiscal 2007 in areas such as sales and marketing and we anticipate that our sales, general and administrative expenses will increase in future periods as our business expands. We are unable at this time to quantify the amount of the increase as we cannot predict the timing of these new hires or the exact amount of compensation which will be paid to them.

Sales, general and administrative - related party

         During the Fiscal 2006 we sub-leased our office space from a company affiliated with one of our stockholders and our sales, general and administrative - related party expense during that period represents this rental expense. We terminated this arrangement in August 2006 and, accordingly, our sales, general and administrative - related party for the Fiscal 2006 reflects the termination of this agreement. We do not anticipate recognizing a rental expense to a related party in future periods.

OPERATING LOSS

         We reported an operating loss of $1,743,591 for the Fiscal 2006 as compared to an operating loss of $1,580,671 for the Fiscal 2005 Period. The increase in our operating loss is attributable to the increase in our sales, general and administrative expenses.

OTHER INCOME (EXPENSES)

Other income-derivatives

         Other income - derivatives includes the variation in the fair value of embedded conversion feature, freestanding warrants, and liquidated damages. For Fiscal 2006 we recognized other income of $10,400,914 which represents the change in the fair value of the derivate instruments between measurement dates. The decrease in the fair value of the derivative liabilities is primarily due to a decrease in our stock price since January 1, 2006. See "The Effect of Derivative Liabilities on Our Financial Statements" appearing later in this annual report.

Other expense-derivatives

         Other expense-derivatives includes the fair value of embedded conversion features, freestanding warrants, and liquidated damages in excess of the associated debt or reclassified as liability contracts. The increase in other expense-derivatives during Fiscal 2006 is primarily due to the reclassification of equity contracts to derivative contracts valued at $2.2 million in August 2006. There were no such reclassification during the Fiscal 2005 Period. See "The Effect of Derivative Liabilities on Our Financial Statements" appearing later in this annual report.

Interest expense and interest expense-related party

         Interest expense and interest expense - related party represents interest incurred on various notes payable, including a note payable due to Arlington Investment Group, an entity controlled by one of our directors. The interest expense consists primarily of the amortization of debt discount as well as interest accrued , whether paid in cash or stock, pursuant to such notes payable. The increase in interest expense is primarily due to an increase weighted-average debt principal during Fiscal 2006 when compared to the Fiscal 2005 Period. The decrease in interest expense-related party Fiscal 2006 is primarily due to the a lower effective interest rate of 14% during that period compared to 114% during the Fiscal 2005 Period.

NET INCOME (LOSS)

         We reported net income of $5,764,495 for Fiscal 2006 as compared to a net loss of $15,286,068 for the Fiscal 2005 Period. The net income reflects the impact of the non-cash other income - derivative liabilities which had the effect of offsetting our operating losses. As described elsewhere herein, we anticipate that the effects of other expense from derivative liabilities related to our callable 6% secured convertible notes in future periods will increase our anticipated operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between December 31, 2006 and December 31, 2005:

                                                                               Change
                                        December 31,   December 31,         (2005 v 2006)
                                            2006           2005             $           %
                                        -----------    ------------    -----------    ------
Working capital (deficit) ...........   $(2,400,040)   $(14,289,309)    11,889,269        NM
Cash ................................   $   171,964    $          0        171,964     +100%
Property and equipment, net .........   $    17,513    $     24,893         (7,380)   -29.6%
Deferred financing fees, net ........   $   181,986    $     10,000        171,986        NM
Total assets ........................   $   388,063    $     41,393        346,670     +839%

Accounts payable and accrued expenses   $    93,585    $     40,626         50,959     +130%
Deferred revenues ...................   $    20,466    $          0         20,466     +100%
Due to- related party ...............   $   118,350    $     75,250         43,100    +57.3%
Due to Chief Executive Officer ......   $         0           6,484         (6,484)    -100%
Derivative liabilities ..............   $ 1,521,667    $ 13,420,764    (11,889,097)       NM
Note payable to related party and
 accrued interest ...................   $   410,567    $    410,567              0       n/a
Convertible promissory notes and
 accrued interest, net ..............   $    83,248    $    104,745        (21,497)   -20.5%
Notes payable and accrued interest ..   $   540,220    $    216,029        324,191     +150%
Total current liabilities ...........   $ 2,788,103    $ 14,289,309    (11,501,206)       NM
Total liabilities ...................   $ 2,788,103    $ 14,289,309    (11,501,206)       NM

NM = not meaningful

         At December 31, 2006 our working capital deficit was $2,400,040 as compared to a working capital deficit of $14,289,309 at December 31, 2005. Our total assets at December 31, 2006 increased by $346,670, or approximately 839%, from December 31, 2005. This increase is primarily attributable to increases in cash of $171,964 and deferred financing fees of $171,986 which relates to our callable 6% secured convertible note transaction, net of a write off of $10,000 in the deferred financing fees recorded at December 30, 2005 which represented amounts advanced to a placement agent for a private offering we did not undertake. The decrease in the value of property and equipment is attributable to depreciation expense.

         Our total liabilities at December 31, 2006 also declined from December 31, 2005, primarily a result of the effective of the decrease in derivative liabilities at December 31, 2006 period as described below. Other changes in our total liabilities from period to period included an increase in accounts payable and accrued expenses ($50,959), deferred revenues of $20,466, an increase in due to a related party ($43,100) and an increase in notes payable and accrued interest ($324,191). These increases were offset by a decrease of $21,497 in convertible notes payable, which is net of discount of $929,738.

         Deferred revenues represents a deposit from resellers of our services which we apply against the usage fees as incurred. Due to related party represents amounts accrued as rent expense under the sublease for our previous principal executive offices. During August 2006 the related party relinquished all rights under the sublease at the condition that we vacate the premises by August 31, 2006. We complied with that deadline.

         Included in notes payable and accrued interest at December 31, 2006 are amounts due an entity wholly-owned by Mr. Vincent Landis, a member of our Board of Directors. During June 2005, we issued a note payable to Arlington Investment Group, Inc. for $200,000. We used the funds for working capital. The note, as extended, was due March 1, 2007. The note bears interest at 14% per annum and accrued interest, together with a cash premium payment of $200,000, are due at maturity. We recognized approximately $28,000 and approximately $211,000, respectively, of interest expense in connection with this note during Fiscal 2006 and the Fiscal 2005 Period. The amount payable under the note amounts to approximately $411,000 at December 31, 2006. During March 2007 the due date of the note was extended to September 1, 2007 in consideration of a $20,000 extension fee.

         Net cash used in operating activities for Fiscal 2006 was $856,224 as compared to $465,796 for the Fiscal 2005 Period, an increase of $390,428. For Fiscal 2006, we used cash in operating activities to fund increases in accounts payable to a related party of $43,100, deferred revenues of $17,966, accounts payable and accrued expenses of $52,939 and accrued interest and premiums on promissory notes of 95,941. These increases were offset by non-cash items totaling $6,820,565 and a decrease of deposits of $10,100. For the Fiscal 2005 Period we used cash in operating activities to fund increases in accounts payable and accrued expenses ($43,150), deferred revenues ($2,500) accounts payable and accrued expenses ($14,613), accrued interest on promissory notes - related party ($210,567) and accrued interest and premiums on promissory notes (87,607). These increases were offset by non-cash items totaling $14,465,334 an a reduction in security deposits of $3,500.

         Net cash used in investing activities for Fiscal 2006 was $0 as compared to $21,338 for the Fiscal 2005 Period. This decrease reflects a reduction in property and equipment purchases.

         Net cash provided by financing activities for Fiscal 2006 was $1,028,260 as compared to $486,485 for the Fiscal 2005 Period, an increase of approximately $542,000. During Fiscal 2006 we received net proceeds of $1,310,000 from the issuance of promissory notes, after fees of $190,000 associated with the issuances, which was offset by the repayment of notes totaling $185,000, an advance from our CEO of $6,484,the recognition of deferred financing costs of $155,000 and settlement of a bank overdraft of $10,256. During the Fiscal 2005 Period we received proceeds of $585,000 from the issuance of promissory notes, utilized a bank overdraft of $10,256 and received advances totaling $6,484 from our CEO, which were offset by repayments of $105,255 on promissory notes and the recognition of deferred financing fees of $10,000.

         We have generated minimal revenues since inception. Our revenues are not sufficient to pay our operating expenses and we have relied upon short-term borrowings to provide funds for working capital. Exclusive of the $1,500,000 principal amount callable 6% secured convertible promissory notes we issued in Fiscal 2006 in the transaction described below, we have an aggregate of approximately $1,000,000 due under short term notes, of which $100,000 is past due as of December 31, 2006. The balance of the outstanding notes, which includes $700,000 in principal, accrued interest and premium payments of $300,000, become due in the near future. Some of these outstanding notes include terms which either require principal repayments in excess of the original amount lent, as well as shares of our common stock upon maturity.

         While the funds from the sale of the callable 6% secured convertible promissory notes will provide us with working capital until approximately the second quarter of fiscal 2007, under the terms of the callable 6% secured convertible notes we are prohibited from using any of these proceeds to satisfy any of the existing short-term debt obligations. We do not presently have sufficient funds to pay any of these notes. We have granted one of the holders of these short-term notes a security interest in our assets. If we were unable to pay the note when it becomes due and the note holder was to seek to collect this note, this note holder would be entitled to foreclose on our assets. This event would also cause a default in our callable 6% secured convertible notes. If we default on the callable 6% secured convertible notes the note holders we are subject to a number of penalties in addition to the obligation to repay the principal and accrued interest. In either event, we would be unable to continue our operations.

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

THE EFFECT OF DERIVATIVE LIABILITIES ON OUR FINANCIAL STATEMENTS

         During March 2005 we issued a convertible promissory note in the principal amount of $100,000, the terms of which permitted the lender to covert the principal and accrued interest into shares of our common stock at a 25% discount of the fair value of the shares at the date of conversion. Because the conversion price of the note is tied to the market value of our common stock and therefore there is no explicit number of shares that are to be delivered upon satisfaction of the convertible promissory note, we are unable to assert that we have sufficient authorized and unissued shares to settle such note. Accordingly, as required under generally accepted accounting principles at December 31, 2005 all of our instruments which are convertible into shares of our common stock, such as warrants and options, were classified as derivative liabilities on our financial statements.

         As described in Note 4 to the financial statements which are included elsewhere in this annual report, the application of EITF Issue No. 00-19 on our financial statements for fiscal 2005 resulted in other expense to us of $13,348,457. While this expense item is non-cash, the application of the accounting standard had a significant impact on our net loss for the period through an increase in our net loss of that amount for fiscal 2005. In addition, at December 31, 2005 our balance sheet reflected a current liability of $13,420,764 related to the derivative liability.

         In August 2006 we entered into the agreement to sell the $1,500,000 principal amount callable 6% secured convertible notes and related warrants as described later in this section. The terms of the notes provide for a variable conversion price tied to the market price of our common stock. Accordingly, because the conversion price of the notes is tied to the market value of our common stock and therefore there is no explicit number of shares that are to be delivered upon satisfaction of the convertible promissory note, we are unable to assert that we have sufficient authorized and unissued shares to settle the notes. These notes and warrants are therefore considered derivative liabilities and we must apply the accounting principles of EITF-0019 to these instruments. For fiscal 2006 we recognized non-cash income - derivatives of $8,198,164, net of non-cash expenses - derivatives, which resulted in our company reporting net income of $5,764,495 for Fiscal 2006. This accounting treatment will also apply to all of our other outstanding convertible instruments, as well as convertible instruments we may issue in the future so long as we are unable to assert that we have a sufficient number of authorized but unissued common shares to provide for the conversion or exercise these instruments.

         While these income and expense items are non-cash transactions, in each of the years the application of the accounting standard had a significant impact on our net loss for the period. While we cannot predict the impact of this accounting standard on our financial statement in future periods as the income/expense calculation is based upon a current market value of our common stock, it is likely that it will have similar impacts on our financial statement in future periods.

RECENT CAPITAL RAISING TRANSACTION

         On August 31, 2006, we completed a financing to four accredited investors of our callable 6% secured convertible notes and seven year common stock purchase warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.40 per share. At the initial closing $500,000 principal amount of notes were issued and paid for. The note holders will purchase an additional $500,000 principal amount of notes within three days from the date we file the registration statement of which this annual report is a part, and within three days of the date the Securities and Exchange Commission declares the registration statement effective the note holders will purchase an additional $500,000 principal amount of notes. We initially filed the registration statement on November 17, 2006 and we received the second tranche of the funding pursuant to the terms of the agreement. On January 11, 2007 the Securities and Exchange Commission declared the registration statement effective and we received the third tranche of the funding.

         The notes are convertible at the holder's option into shares of our common stock at a variable price equal to 50% of the average of the lowest three trading prices for our common stock as reported on the OTCBB during the 20 trading day period ending one trading day prior to the date the conversion notice is sent to us by the note holder (the "Trading Price"). Since the effective date of the registration statement through March 22, 2007 the holders have converted an aggregate of $6,450 principal amount and accrued interest due under the callable 6% convertible promissory notes into an aggregate of 300,000 shares of our common stock with an average conversion price of $0.02 per share.

         The notes mature on August 29, 2009. While the notes are outstanding if we should issue or sell shares of our common stock for no consideration or for a consideration price per share less than the then variable conversion price, the variable conversion price will be adjusted to this lower price.

         The ability of the note holders to convert the notes is limited in that no note holder has the right to convert its callable 6% secured convertible note if, by virtue of such conversion, the holder and its affiliates would become the beneficial owner of more than 4.99% of our common stock or during any month immediately succeeding a determination date on which a note holder exercises its prepayment option. The purchasers of the callable 6% secured convertible notes are affiliates.

         The notes are secured by a security interest in all of our assets including our intellectual property. The notes also contain certain restrictive covenants which provide that so long as the notes are outstanding we are prohibited from taking certain actions without the consent of the note holders including:

         o declaring or paying dividends, or making any distribution to our stockholders,
         o redeeming or repurchasing any shares of our capital stock, or any warrants, rights or options to purchase shares of our capital stock,
         o borrowing any money except for indebtedness to trade creditors or borrowings for which the proceeds will be used to satisfy the notes,
         o selling, leasing or disposing of any significant portion of our assets,
         o  lending money in excess of $50,000, and
         o  guaranteeing any liabilities for any third party.

         If we should default under the terms of the notes, at the option of the holders of a majority of the notes the notes become immediately due and we are required to repay the greater of:

         o 140% times the sum of the outstanding note plus accrued but unpaid interest and any other amounts we may owe the holders, or

         o the parity value of the default amount which means the highest number of shares of our common stock issuable upon conversion of the note multiplied by the highest closing price of our common stock during the period following the event of default.

         Provided that we are not in default under the terms of the notes, we have a sufficient number of authorized shares of common stock and our common stock is trading at or below $0.20, upon 10 days notice we have the right to prepay the notes, including accrued interest, in cash equal to either:

         o 120% for prepayments occurring within 30 days of issuance date of the notes,
         o 130% for prepayments between 31 and 60 days after the issue date of the notes, or
         o 140% for prepayments occurring after the 60th day following the issue date.

         We issued the holders of the callable 6% secured convertible notes seven year common stock purchase warrants to purchase an aggregate of 10,000,000 shares of our common stock at an exercise price of $0.40 per share. The number of shares underlying the warrants and the exercise price of the warrants is subject to adjustment in the event of stock splits, dividends and similar corporate events. The warrants also contain a "ratchet" provision which provides that if we should issue or sell shares of our common stock, including rights or options to purchase shares of our common stock or other securities which are convertible into shares of our common stock, for no consideration or for a consideration price per share less than the then exercise price, the exercise price of the warrants will be adjusted to a lower price.

         If the resale of the share of common stock underlying the warrants is not covered by an effective registration statement, the warrants are exercisable on a "cashless" basis which means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. The ability of the holders to exercise the warrants is limited in that no holder has the right to exercise its warrant if by virtue of such exercise the holder and its affiliates would become the beneficial owner of than 4.9% of our common stock.

         We agreed to pay a finder's fee of $150,000 and issue five year common stock purchase warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.35 per share. We received net proceeds of approximately $1,295,000 after the costs of the transaction, which included the reimbursement of $35,000 to the note holders for their expenses. We used the net proceeds for debt reduction, working capital and to begin our distributor resale program.

         Until July 10, 2007, which is 180 days from the effective date of the registration statement, we have agreed that without the prior written consent of a majority in interest of the note holders we will not enter into an equity financing transaction, including a debt financing with an equity component, which involves the issuance of:

         o any shares of common stock at a discount to the market price of our common stock on the date of issuance,
         o any securities which are convertible into an indeterminate number of shares of our common stock, or
         o  any warrants.

         We also granted the note holders a two year right of first refusal which begins after the end of the lock-up period described in the preceding paragraph.

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

         In December 2006, FASB issued FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP 00-19-2"). FSP 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No.5, "Accounting for Contingencies". The registration statement payment arrangement should be recognized and measured as a separate unit of account from the financial instrument(s) subject to that arrangement. If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, such contingent liability is included in the allocation of proceeds from the related financing instrument.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to our financial position, results of operations and cash flows.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-23, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2006, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

         Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Based upon the evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. Our management, which includes our Chief Executive Officer, concluded that our disclosure controls and procedures are effective to (i) give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

         There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

              NAME              AGE               POSITIONS

         Luis Alvarez           47       Chairman of the Board and CEO
         Frank J. Erbiti        45       President and COO
         Vincent A. Landis      60       Director
         Thomas M. Biggs        32       Director and Secretary

         LUIS ALVAREZ. Mr. Alvarez has been Chairman and CEO of our company since August 2005 and he was a founder and has served as President and CEO of IP1 since its inception in May 2004. . Prior to co-founding IP1, from 1998 to October 2003, Mr. Alvarez was the CEO and Chairman of Whitehall Enterprises, a publicly traded corporation (WTHL:PK). Mr. Alvarez took the company out of bankruptcy, including overseeing the filing of the plan of reorganization and arranging for the financing while in bankruptcy.. In 2003, Whitehall was forced into involuntary bankruptcy in the State of Arizona and its assets were sold. Prior to Whitehall Enterprises, from 1994 to 1998 Mr. Alvarez was the President and CEO of Sentrex Financial Consultants, a Miami based financial management firm. From 1990 to 1993, he was president of The Knight Corporation, a financial management firm. Mr. Alvarez founded Sentrex Security Systems, Inc., a Miami based security and investigations firm and alarm company. Sentrex became the largest regional security company in Miami and eventually was sold to Pinkerton in 1990 where Mr. Alvarez was employed as Vice President of Business Development until 1991 as part of a transition agreement. Prior to founding Sentrex Security Systems, Mr. Alvarez served as a police officer in the Miami Police Department from 1981 to 1985.

         FRANK J. ERBITI. Mr. Erbiti has served as our President and COO since our acquisition of IP1 in August 2005. Mr. Erbiti has served as IP1's President and COO in November 2004 and December 2004 and again from April 2005 until December 2005. He is an experienced telecommunications executive with over 24 years of service at AT&T, joining the company in June 1981. Mr. Erbiti held positions various positions with AT&T including Vice President Business Network Services Division (2001 through March 2003) and Regional Director Southeast USA region AT&T Alliance Channel (April 2003 through December 2004). Mr. Erbiti had full financial responsibilities, overseeing the technical, operational and sales efforts of these business units. He holds a BS degree in Information Management System and an MBA from Florida International University plus a post-graduate business degree from the London Business School in England.

         VINCENT A. LANDIS. Mr. Landis has been a member of our Board of Directors since August 2005. He also served our Executive Vice President Administration from our acquisition of IP1 in August 2005 to July 2006. Since July 2006 he has been the Chief of Police of the City of South Miami, Florida. In 2001 Mr. Landis retired as a Major from the City of Miami Police Department where he served for 34 years . During his tenure he brought advanced technological applications to the department, working with companies such as IBM, Unisys, AT&T, ExecuTrain, Bell South and others. While with the City of Miami Police Department, he was also responsible for the preparation, coordination and administration of multi-million dollar budgets, and bond issues. After leaving government service in 2001, from 2001 until 2003 Mr. Landis worked as the Chief Operating Officer of Alternative Lending Group a national mortgage company specializing in single family housing with eight brick and mortar locations nationwide. He graduated from St. Thomas University with a B.A. in Public Administration.

         THOMAS M. BIGGS. Mr. Biggs has served as Secretary and a member of our Board of Directors since our acquisition of IP1 in August 2005. Since August 2004 he has also served as a member of the Board of Directors of IP1. Since 1996 Mr. Biggs has been Public Relations Director with Investor

Relations Services, Inc., an investor and media relations firm, and has over 10 years experience in providing public and investor relations services for publicly traded companies as well as advisory services for private companies on matters relating to fundraising and business model development.

         There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

DIRECTOR COMPENSATION

         Messrs. Alvarez, Landis and Biggs are the members of our Board of Directors. We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. The following table provides information concerning the compensation of Messrs. Landis and Biggs for their services as members of our Board of Directors for the fiscal year ended December 31, 2006. Mr. Alvarez did not receive any compensation specifically for his services as a director:

                                        DIRECTOR COMPENSATION
                    FEES                                          NON-QUALIFIED
                    EARNED                       NON-EQUITY       DEFERRED        ALL OTHER
                    OR PAID   STOCK     OPTION   INCENTIVE PLAN   COMPENSATION    COMPEN-
                    IN CASH   AWARDS    AWARDS   COMPENSATION     EARNINGS        SATION      TOTAL
NAME                ($)       ($)       ($)      ($)              ($)             ($)         ($)
(A)                 (B)       (C)       (D)      (E)              (F)             (G)         (H)
-----------------   -------   -------   ------   --------------   -------------   ---------   -------
Vincent A. Landis   0         100,000   0        0                0               0           100,000
Thomas M. Biggs     0         125,000   0        0                0               0           125,000

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2006 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2006, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the above Board members failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2006, except as set forth below:

         o Mr. Alvarez failed to timely file one Form 4 reporting the acquisition by gift of an aggregate of 2,000,000 shares of our common stock by his minor children on October 6, 2006;

         o Mr. Landis failed to timely file one Form 4 reporting the disposition by gift of an aggregate of 2,850,000 shares of our common stock on October 6, 2006 and the issuance to him on October 18, 2006 of 2,000,000 shares of our common stock as compensation for services;

         o Mr. Erbiti failed to timely file one Form 4 reporting the issuance to him on October 18, 2006 of 3,500,000 shares of our common stock as compensation for services; and

         o Mr. Biggs failed to timely file one Form 4 reporting the issuance to him on October 18, 2006 of 2,500,000 shares of our common stock as compensation for services.

CODE OF BUSINESS CONDUCT AND ETHICS

         In September 2006, we adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote:

         o  honest and ethical conduct,
         o full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
         o  compliance with applicable laws, rules and regulations,
         o  the prompt reporting violation of the code, and
         o  accountability for adherence to the Code.

         A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to 801 Brickell Bay Drive, Suite 1965, Miami, Florida 33131, Attention: Corporate Secretary.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

         We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

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

         Since the reverse acquisition of our company by IP1 in August 2005 we have relied upon the personal relationships of our CEO to attract individuals to our Board of Directors. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have professional backgrounds in finance or accounting. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board of Directors to include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006. The value attributable to any option awards is computed in accordance with FAS 123R.

                                             SUMMARY COMPENSATION TABLE
                                                                                                  ALL
                                                                  NON-EQUITY       NONQUALIFIED   OTHER
                                               STOCK     OPTION   INCENTIVE PLAN   DEFERRED       COMPEN-
NAME AND                     SALARY    BONUS   AWARDS    AWARDS   COMPENSATION     COMPENSATION   SATION    TOTAL
PRINCIPAL POSITION    YEAR   ($)       ($)     ($)       ($)      ($)              EARNINGS ($)   ($)       ($)
(A)                   (B)    (C)       (D)     (E)       (F)      (G)              (H)            (I)       (J)
-------------------   ----   -------   -----   -------   ------   --------------   ------------   -------   -------
Luis Alvarez (1)      2006   114,750       0         0        0               0               0     1,000   115,750
                      2005    38,442       0         0        0               0               0         0    38,442

Frank J. Erbiti (2)   2006         0       0   175,000        0               0               0         0   175,000

Ash Mascarenhas (3)   2005         0       0         0        0               0               0         0         0

---------
(1) Mr. Alvarez has served as our President and Chief Executive Officer since August 2005.
(2) Mr. Erbiti has served as our President and Chief Operating Officer since August 2005.
(3) Mr. Mascarenhas served as our President from August 2004 until August 2005.

EMPLOYMENT AGREEMENTS

         We are not a party to an employment agreement with either Mr. Alvarez or Mr. Erbiti. Mr. Alvarez's compensation is paid to him in the form of a consulting fee. Mr. Erbiti was granted 3,500,000 shares of our common stock valued at $175,000 as compensation for his services. The amount of compensation paid to each of Mr. Alvarez and Mr. Erbiti was determined by our Board of Directors, of which Mr. Alvarez is a member. In addition, as set forth above in Director Compensation, Messrs. Landis and Biggs, members of our Board of Directors, also received shares of our common stock as compensation for their services to us. The amount of compensation was determined by our Board of Directors who have complete authority in determining the amount of compensation to be paid to our officers and directors. The amount of compensation paid to Mr. Alvarez reflected the relative size of our company and our limited cash resources. The amount of compensation paid in the form of stock to each of Messrs. Erbiti, Landis and Biggs reflects the restricted nature of the consideration. Our Board of Directors did not consult with any consultants or other third parties in determining the amount of compensation to be paid to any of these individuals.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:

                                         OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
                                          OPTION AWARDS                                            STOCK AWARDS
               -----------------------------------------------------------------   -----------------------------------------
                                                                                                                  EQUITY
                                                                                                                  INCENTIVE
                                                                                                     EQUITY       PLAN
                                                                                            MARKET   INCENTIVE    AWARDS:
                                                                                            VALUE    PLAN         MARKET
                                             EQUITY                                NUMBER   OF       AWARDS:      OR
                                             INCENTIVE                             OF       SHARES   NUMBER       PAYOUT
                                             PLAN                                  SHARES   OR       OF           VALUE OF
                                             AWARDS:                               OR       UNITS    UNEARNED     UNEARNED
               NUMBER OF     NUMBER OF       NUMBER OF                             UNITS    OF       SHARES,      SHARES,
               SECURITIES    SECURITIES      SECURITIES                            OF       STOCK    UNITS OR     UNITS OR
               UNDERLYING    UNDERLYING      UNDERLYING                            STOCK    THAT     OTHER        OTHER
               UNEXERCISED   UNEXERCISED     UNEXERCISED   OPTION                  THAT     HAVE     RIGHTS       RIGHTS
               OPTIONS       OPTIONS         UNEARNED      EXERCISE   OPTION       HAVE     NOT      THAT HAVE    THAT HAVE
               (#)           (#)             OPTIONS       PRICE      EXPIRATION   NOT      VESTED   NOT          NOT
NAME           EXERCISABLE   UNEXERCISABLE   (#)           ($)        DATE         VESTED   ($)      VESTED (#)   VESTED (#)
(A)            (B)           (C)             (D)           (E)        (F)          (#)      (H)      (I)          (J)
------------   -----------   -------------   -----------   --------   ----------   ------   ------   ----------   ----------
Luis Alvarez   0             0               0             0          0            0        0        0            0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At March 22, 2007 we had 75,305,142 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock issued and outstanding. Our common stock and Series A Preferred Stock are our only classes of our voting securities. Each share of common stock has one vote per share, and each share of Series A Preferred Stock has 250 votes per share, on all matters submitted to a vote of our stockholders. We previously issued 10,000,000 shares of common stock to Brickman Holdings Ltd. in exchange for various equipment and intellectual property rights. Inasmuch as the agreement to issue such shares by IP1 resulted from misleading and fraudulent misrepresentations by Brickman Holdings and its principal relative to the rights and assets that IP1 was purported to be receiving, we terminated the agreement due to a failure of consideration and fraudulent misrepresentations. We have reserved the right and will evaluate the possibility of commencing an action against Brickman Holdings and its principal at a future time if it is in our interests. We exclude the shares previously issued to Brickman Holdings from the amount of common shares issued and outstanding.

         The following table sets forth information regarding the beneficial ownership of our voting securities as of March 22, 2007 by:

         o each person known by us to be the beneficial owner of more than 5% of our common stock;
         o  each of our directors;
         o  each of our executive officers; and
         o  our executive officers, directors and director nominees as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 801 Brickell Avenue, Suite 900, Miami, Florida 33131. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our voting securities outstanding on that date and all shares of our voting securities issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our voting securities owned by them, except to the extent that power may be shared with a spouse.

                                     AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                      COMMON STOCK         SERIES A PREFERRED STOCK
NAME                            # OF SHARES   % OF CLASS   # OF SHARES   % OF CLASS   % OF VOTE
----                            -----------   ----------   -----------   ----------   ---------
Luis Alvarez (2)                 12,000,000      15.9%      1,000,000       100%         80.5%
Frank J. Erbiti                   7,061,667       9.4%              0        n/a          2.2%
Vincent A. Landis                 5,150,000       6.8%              0        n/a          1.6%
Thomas M. Biggs (3)               3,100,000       4.1%              0        n/a             *
All officers and directors as
 a group (four persons) (2,3)    27,311,667      36.3%      1,000,000       100%         85.2%
Charles S. Arnold (4)             9,120,000      12.1%              0        n/a          2.8%

* represents less than 1%

(1) The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named stockholder.

(2) The number of shares beneficially owned by Mr. Alvarez includes 2,000,000 shares of our common stock held by his minor children and 1,000,000 shares of our Series A Convertible Preferred Stock.

(3) The number of shares beneficially owned by Mr. Biggs excludes 3,000,000 shares of our common stock owned by his employer, Investor Relations Services, Inc. and 3,150,000 shares of our common stock owned by Summit Trading Limited, a company for which he serves as Secretary . He disclaims any beneficial ownership or voting or dispositive control over securities held by either Investor Relations Services, Inc. or Summit Trading Limited.

(4) The number of shares beneficially owned by Mr. Arnold includes 2,620,000, shares of our common stock owned of record by Summit Trading Limited and 6,500,000 shares owned by Mr. Arnold. Summit Trading Limited is a Bahamian holding company and is owned by the Weast Family Trust. The Weast Family Trust is a private irrevocable trust established for the benefit of Charles S. Arnold, Daisy Rodriguez, Stephanie Kaye and Tracia Fields. Charles S. Arnold is the settlor of the Weast Family Trust, but does not exercise voting control of the securities held by Summit. Mr. Arnold's interest in Summit Trading Limited would be approximately 80% of the value based upon current life tables. For purposes of this table after discounting shares for lack of voting control at 50%, the number of shares beneficially owned by Mr. Arnold includes 2,620,000, shares of our common stock owned of record by Summit Trading Limited. The remaining beneficiaries of the Weast Trust would beneficially the remaining 20% The natural person exercising voting control of the shares of common stock held by Summit Trading Limited is Aletha Green, President. The number of shares owned by Summit Trading Limited excludes 300,000 shares of our common stock owned individually by Ms. Green and 1,000,000 shares owned individually by Ms. Rodriquez. Mr. Arnold's address is 520 Brickell Key Drive, Suite 1607, Miami, Florida 33131.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         We are not a party to any compensation plans either approved by our stockholders or not approved by our stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         During fiscal 2005 Mr. Alvarez, our CEO, has advanced us approximately $8,500 for working capital. We have repaid $2,016 of that amount and at December 31, 2005 we owed him approximately $6,500. The advance did not pay interest and was due on demand. We repaid this amount during fiscal 2006.

         During June 2005, we issued a note payable to Arlington Investment Group, Inc., an entity owned by Mr. Vincent Landis, a member of our Board of Directors, for $200,000. The note, as extended, was due March 1, 2007. The note bears interest at 14% per annum with a premium payment of $200,000. The amount payable under the note amounts to approximately $411,000 at December 31, 2006. In March 2007 the lender further extended the due date of the note to September 1, 2007 and we paid it a note extension fee of $20,000.

         Effective October 17, 2006 we entered into a one year agreement with Investor Relations Services, Inc. under which it will consulting with us in a variety of areas including marketing, investor relations, strategic business planning and corporate development. We issued this company 2,000,000 shares of our common stock, valued at $100,000, as compensation for their services under this agreement. Mr. Thomas M. Biggs, a member of our Board of Directors and Secretary of our company, is an employee of Investor Relations Services, Inc.

         In October 2006, we issued 1,000,000 shares of our Series A Preferred Stock to Mr. Alvarez in consideration of his past services to us and his willingness to continue to participate in the management and day to day operations of our company. Each share of Series A Preferred Stock entitles Mr. Alvarez to 250 votes on any matter submitted to our stockholders which gives him voting control of our company. The shares are not convertible into our common stock or any other class of our securities. The shares were valued at $1,000 for accounting purposes.

         In October 2006 we issued shares of our common stock to three members of our management as compensation for their services. The issuances included 3,500,000 shares to Mr. Frank Erbiti, our President and COO, which were valued at $175,000, 2,500,000 shares to Mr. Thomas M. Biggs, a member of our Board of Directors and Secretary, which were valued at $125,000, and 2,000,000 shares to Mr. Vincent Landis, a member of our Board of Directors, which were valued at $100,000.

DIRECTOR INDEPENDENCE

         None of the members of our Board of Directors are "independent" within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 13. EXHIBITS

2.1 Agreement and Plan of Reorganization with Tradequest, Inc. dated November 21, 2001 (1)
2.2 Agreement and Plan of Merger dated June 9, 2005 between Tradequest International, Inc., a Mississippi corporation, and Tradequest International, Inc., a Nevada corporation (2)
2.3 Securities Purchase Agreement and Plan of Reorganization dated as of August 19, 2005 by an among Tradequest International, Inc., InComm Holdings Corp. (now known as IP1 Network Corporation), Loyola Holdings, Inc., Lalita Janke and the stockholders of InComm Holdings Corp. (3)
3.1 Articles of Incorporation of Tradequest International, Inc., a Nevada corporation (2)
3.2      Certificate of Change dated October 7, 2005 for reverse stock split
         (11)
3.3      Bylaws (11)
3.4      Certificate of Amendment to the Articles of Incorporation (12)
4.1 March 22, 2005 Convertible Promissory Note $110,000 payable to Juan Daniel Fresco (6)
4.2 Amendment to Convertible Promissory Note to Juan Daniel Fresco dated June 28, 2006 (11)
4.3 Promissory Note in the principal amount of $200,000 to Arlington Investment Group, Inc. due May 15, 2006 (7)
4.4 Secured Promissory Note in the principal amount of $100,000 to Howard Weiss (8)
4.5      Amendment to Promissory Note to Howard Weiss dated April 15, 2005 (9)

4.6 Convertible Promissory Note in the principal amount of $100,000 to Loyola Holdings, Inc. (11)
4.7 Amendment to Promissory Note to Loyola Holdings, Inc. dated April 25, 2006 (11)
4.8 Promissory Note in the principal amount of $200,000 due March 1, 2007 to Arlington Investment Group, Inc. (11)
4.9      Note Extension Agreement dated October 25, 2006 with Howard Weiss (11)
4.10 Promissory Note in the principal amount of $50,000 to Marvin Mermelstein due November 1, 2006 (11)
4.11 Promissory Note in the principal amount of $50,000 to Joseph Mermelstein due November 1, 2006 (11)
4.12 Promissory Note in the principal amount of $100,000 to Binyomin Rabinowitz (11)
4.13 Promissory Note in the principal amount of $100,000 to Enavest Internacional SA (11)
4.14     Form of callable 6% secured convertible note (10)
4.15     Form of stock purchase warrant (10)
4.16 Promissory Note in the principal amount of $50,000 to Marvin Mermelstein dated September 29, 2006 (11)
4.17 Amendment to Promissory Note dated September 29, 2006 with Binyomin Rabinowitz (11)
10.1     Settlement Agreement dated September 19, 2002 (4)
10.2 Stock Purchase Agreement by and between Loyola Holdings, Inc., Margo Hutchinson, Tradequest International, Inc. and Randy Reed dated as of August 31, 2004 (5)
10.3 Release and Indemnity Agreement by and between Tradequest International, Inc. and Randall K. Reed dated as of August 31, 2004(5)
10.4     Securities Purchase Agreement dated August 29, 2006 (10)
10.5     Registration Rights Agreement dated August 29, 2006 (10)
10.6     Security Agreement dated August 29, 2006 (10)
10.7     Intellectual Property Security Agreement dated August 29, 2006 (10)
10.8 Consulting Agreement dated March 1, 2005 between InComm Holdings Corp., Database Engineering Consulting, Inc. and Angel Prol (11)
10.9 Consulting Agreement dated August 16, 2006 between SOS Resource Services, Inc. and InComm Holdings Corp. (11)
10.10 Consulting Agreement effective October 17, 2006 between Tradequest International, Inc. and Investor Relations Services, Inc. (11)
10.11 Strategic Alliance Agreement dated June 26, 2006 between UTEK Corporation and Tradequest International, Inc. (11)
10.12 Amendment to Convertible Promissory Note dated December 8, 2006 with Juan Daniel Fresco (11)
10.13 Amendment to Promissory Note dated November 1, 2006 with Joseph Mermelstein (11)
10.14 Amendment to Promissory Note dated November 1, 2006 with Marvin Mermelstein (11)
10.15 Form of $200,000 principal amount Promissory Note issued on March 1, 2007 to Arlington Investment Group, Inc. due September 1, 2007*
14.1     Code of Ethics (11)
21.1     Subsidiaries of the small business issuer (11)
31.1     Section 302 Certificate of Chief Executive Officer *
31.2     Section 302 Certificate of principal financial and accounting officer *
32.1     Section 906 Certificate of Chief Executive Officer *

* filed herewith

(1) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
(2)  Incorporated by reference to the definitive Information Statement on
     Schedule 14C as filed with the SEC on July 26, 2005.
(3) Incorporated by reference to the Current Report on Form 8-K/A as filed with the SEC on August 23, 2005.
(4) Incorporated by reference to the Current Report on Form 8-K as filed on June 26, 2003.
(5) Incorporated by reference to the Current Report on Form 8-K as filed on September 9, 2004.

(6) Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
(7) Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
(8) Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
(9) Incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
(10) Incorporated by reference to the Current Report on Form 8-K as filed on September 11, 2006.
(11) Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-138800, as amended.
(12) Incorporated by reference to the definitive Information Statement on
     Schedule 14C as filed on January 26, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Webb & Company, P.A. served as our independent registered public accounting firm for fiscal 2006 and fiscal 2005. The following table shows the fees that were billed for the audit and other services provided by this firm for fiscal 2006 and 2005.

                                   FISCAL 2006      FISCAL 2005
                                   -----------      -----------

         Audit Fees ...........      $21,575          $15,440
         Audit-Related Fees ...            0                0
         Tax Fees .............            0                0
         All Other Fees .......            0                0
                                     -------          -------
                  Total .......      $21,575          $15,440

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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Tradequest International, Inc.

April 2, 2007                       By: /s/ Luis Alvarez
                                        ----------------
                                    Luis Alvarez, CEO and Chairman of the Board,
                                    principal executive officer and
                                    principal financial and accounting officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                         TITLE                           DATE

/s/ Luis Alvarez          Chairman of the Board,                   April 2, 2007
----------------          Chief Executive Officer,
Luis Alvarez              principal executive officer and
                          principal financial and
                          accounting officer

/s/ Frank J. Erbiti       President and Chief Operating Officer    April 2, 2007
-------------------
Frank J. Erbiti

/s/ Vincent A. Landis     Director                                 April 2, 2007
---------------------
Vincent A. Landis

/s/ Thomas M. Biggs       Secretary, Director                      April 2, 2007
-------------------
Thomas M. Biggs

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
  Tradequest International, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Tradequest International, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2006 and the nine months ended December 31, 2005 then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Tradequest International, Inc. and subsidiary as of December 31, 2006 and the results of its operations and its cash flows for the year end December 31, 2006 and the nine months ended December 31, 2005 then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a negative cash flow from operations of $856,296, a working capital deficiency of $2,616,139 and a stockholders' deficiency of $2,400,040. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 21, 2007

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006

                                     ASSETS

Current Assets:
  Cash ..........................................................   $   171,964

     Total current assets........................................       171,964
                                                                    -----------
  Property and equipment, net of accumulated depreciation
    of $12,322 ..................................................        17,513
  Deferred financing fees, net of accumulated amortization
    of $23,044 ..................................................       181,986
  Security deposits .............................................        16,600
                                                                    -----------

     Total assets ...............................................   $   388,063
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .........................   $    93,585
  Deferred revenues .............................................        20,466
  Derivative liabilities ........................................     1,521,667
  Due to related party ..........................................       118,350
  Note payable to related party and accrued interest ............       410,567
  Convertible promissory notes and accrued interest, net
    of discount of $929,738 .....................................        83,248
  Notes payable and accrued interest ............................       540,220
                                                                    -----------

     Total current liabilities ..................................     2,788,103

Stockholders' Deficit:
  Preferred stock; $0.001 par value, 10,000,000 shares
    authorized, 1,000,000 issued and outstanding ................         1,000
  Common stock; $.001 par value, 100,000,000 shares
    authorized, 75,150,643 issued and outstanding ...............        75,150
  Additional paid-in capital ....................................     8,035,516
  Deferred compensation .........................................      (553,004)
  Accumulated deficit ...........................................    (9,958,702)
                                                                    -----------

     Total stockholders' deficit ................................    (2,400,040)
                                                                    -----------

     Total liabilities and stockholders' deficit ................   $   388,063
                                                                    ===========

                       See Notes to Financial Statements.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     For the
                                                      For the       nine-month
                                                     year ended    period ended
                                                    December 31,   December 31,
                                                        2006           2005
                                                    ------------   ------------

Revenues .........................................  $     23,541   $     12,146

Cost of revenues .................................        83,306         66,843
                                                    ------------   ------------

Gross loss: ......................................       (59,765)       (54,697)

Operating expenses:
  Sales, general and administrative ..............     1,640,726      1,478,274
  Sales, general and administrative-related party         43,100         47,700
                                                    ------------   ------------
     Total operating expenses ....................     1,683,826      1,525,974
                                                    ------------   ------------

     Operating loss ..............................    (1,743,591)    (1,580,671)
                                                    ------------   ------------

Other income (expenses):
Other income-derivatives .........................    10,400,914              -
Other expense-derivatives ........................    (2,202,750)   (13,348,457)
Interest expense-related party ...................       (28,000)      (210,567)
Interest expense .................................      (662,078)      (146,373)
                                                    ------------   ------------

Net income (loss) ................................  $  5,764,495   $(15,286,068)
                                                    ============   ============

Basic income (loss) per share ....................  $       0.09   $      (0.39)
                                                    ============   ============

Diluted income (loss) per share ..................  $      (0.04)  $      (0.39)
                                                    ============   ============

Basic weighted average shares outstanding ........    63,142,748     38,752,518
                                                    ============   ============

Diluted weighted average shares outstanding ......    63,142,748     38,752,518
                                                    ============   ============

                       See Notes to Financial Statements.

                                                   TRADEQUEST INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT For the Period
                                              from April 1, 2005 to December 31, 2006
                                                                             Additional
                                  Preferred Stock        Common Stock          paid-in      Deferred    Accumulated
                                  Shares       $      Shares          $        capital    Compensation    Losses          Total
                                 ---------  ------  -----------   --------   -----------  ------------ ------------   ------------
Balance at April 1, 2005 ......          -  $    -   20,033,333   $ 20,033   $   346,067   $       -   $   (437,129)  $    (71,029)
Issuance of shares for services          -       -   30,341,666     30,342     1,031,616           -              -      1,061,958
Issuance of shares pursuant to
 merger .......................          -       -      150,318        150       (25,280)          -              -        (25,130)
Issuance of shares to satisfy
 note payable .................          -       -       40,000         40        40,360           -              -         40,400
Issuance of shares in lieu of
 payment of interest notes
 payable ......................          -       -        7,111          7         6,535           -              -          6,542
Issuance of shares pursuant to
 conversion of convertible
 promissory notes .............          -       -    6,521,056      6,521        18,890           -              -         25,411
Net loss ......................          -       -            -          -             -           -    (15,286,068)   (15,286,068)
                                 ---------  ------  -----------   --------   -----------   ---------   ------------   ------------
Balance at March 31, 2005 .....          -       -   57,093,484     57,093     1,418,188           -    (15,723,197)   (14,247,916)

Issuance of shares for services  1,000,000   1,000   17,812,097     17,812     1,461,089    (876,976)             -        602,925
cancellation of shares
 previously issued for services          -       -   (2,603,333)    (2,603)      (88,514)          -              -        (91,117)
Issuance of shares pursuant to
 conversion of convertible ....          -       -
promissory note ...............          -       -      500,000        500        86,705           -              -         87,205
Issuance of shares in lieu of
 payment of interest notes ....          -       -            -
payable .......................          -       -    2,348,395      2,348       299,864           -              -        302,212
Reclassification of financial
 instruments from liability to
 equity contracts .............          -       -            -          -     4,858,184           -              -      4,858,184
Amortization of deferred
 compensation .................          -       -            -          -             -     323,972              -        323,972
Net loss ......................          -       -            -          -             -           -      5,764,495      5,764,495
                                 ---------  ------  -----------   --------   -----------   ---------   ------------   ------------
Balance at December 31, 2006 ..  1,000,000  $1,000   75,150,643   $ 75,150   $ 8,035,516   $(553,004)  $ (9,958,702)  $ (2,400,040)
                                 =========  ======  ===========   ========   ===========   =========   ============   ============

                                                 See Notes to Financial Statements.

                                                                F-4

                                    TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                         For the
                                                                                          For the       nine-month
                                                                                         year ended    period ended
                                                                                        December 31,   December 31,
                                                                                            2006           2005
                                                                                        ------------   ------------
Cash flows from operating activities:
Net income (loss) ....................................................................  $  5,764,495   $(15,286,068)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Amortization of debt discount ......................................................       199,120         47,896
  Amortization of deferred financing costs ...........................................        23,044              -
  Fair value of derivative liabilities at date of issuance, in excess of debt discount     2,202,750        504,705
  (Decrease) increase in fair value of derivative liabilities ........................   (10,400,914)    12,839,354
  Fair value of shares issued in satisfaction of interest on note payable ............       302,212          6,542
  Fair value of shares of preferred and common stock issued for services .............       926,897      1,061,958
  Cancellation of shares previously issued for services ..............................       (91,117)             -
  Write-off of deferred financing fees ...............................................        10,000              -
  Depreciation .......................................................................         7,371          4,879
Changes in operating assets and liabilities
  Security deposits ..................................................................       (10,100)        (3,500)
  Accounts payable to related party ..................................................        43,100         43,150
  Deferred revenues ..................................................................        17,966          2,500
  Accounts payable and accrued expenses ..............................................        52,939         14,613
  Accrued interest on promissory notes-related party .................................             -        210,567
  Accrued interest and premiums on promissory notes ..................................        95,941         87,608
                                                                                        ------------   ------------

Net cash used in operating activities ................................................      (856,296)      (465,796)

Cash flows from investing activity:
  Purchase of property and equipment .................................................             -        (21,388)
                                                                                        ------------   ------------
Net cash used in financing activities ................................................            (-)       (21,388)

Cash flows from financing activities:
  Proceeds from issuance of convertible promissory notes .............................     1,075,000         85,000
  Proceeds from issuance of promissory notes .........................................       310,000        500,000
  Principal repayments of promissory notes ...........................................      (185,000)      (100,000)
  Principal repayments of convertible promissory notes ...............................             -         (5,255)
  Advances from chief executive officer ..............................................        (6,484)         6,484
  Payment of deferred financing costs ................................................      (155,000)       (10,000)
  Use of bank overdraft ..............................................................       (10,256)        10,256
                                                                                        ------------   ------------

Net cash provided by financing activities ............................................     1,028,260        486,485

(Decrease) increase in cash ..........................................................       171,964           (699)

Cash, beginning of period ............................................................             -            699
                                                                                        ------------   ------------

Cash, end of period ..................................................................  $    171,964   $          -
                                                                                        ============   ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest ...........................................  $     56,897   $     11,745
                                                                                        ============   ============

  Cash paid during the period for taxes ..............................................  $          -   $          -
                                                                                        ============   ============

Supplemental schedule of non-cash financing and investing activities:

Fair value of embedded conversion features and freestanding
 warrants and corresponding increase in debt discount ................................  $  1,157,250   $          -
                                                                                        ============   ============

Reclassification of contracts from liability to equity ...............................  $  4,858,184   $          -
                                                                                        ============   ============

Liabilities assumed upon merger ......................................................  $          -   $     25,130
                                                                                        ============   ============

Fair value of shares issued in connection with satisfaction of note payable ..........  $     87,205   $     40,400
                                                                                        ============   ============

Fair value of warrants issued in connection with satisfaction of note payable
 and corresponding increase in derivative liabilities ................................  $          -   $      7,200
                                                                                        ============   ============

                                         See Notes to Financial Statements.

                                                         F-5

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

The Company was incorporated under the laws of the State of Mississippi on August 8, 1966 and it was reincorporated in Nevada on August 17, 2005. During August 2005, the Company acquired IP1 Network Corporation ("IP1"). The Company is an Internet communications provider offering worldwide Voice over Internet Protocol ("IP") and other IP services to medium and large size synergistic businesses that can offer such IP services to their client base. The Company is providing such services by leveraging the IP infrastructure of various telecommunications provider. The initial marketing programs are aimed at the Latin American market. The Company's operations are located in South Florida.

The acquisition of IPI was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as if IPI was the acquiror. The results of operations discussed below represent the operations of IPI from April 1, 2005 to December 31, 2006. The results of operations subsequent to August 19, 2005 reflect the consolidated operations of IPI and the Company. We have retroactively restated our net loss per share and the stockholders' deficit section of our balance sheet to reflect the reverse acquisition.

Going Concern
-------------

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $10.0 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Concentration of Credit Risks
-----------------------------

The Company is subject to concentrations of credit risk primarily from cash. During fiscal 2006, the Company reached bank balances exceeding the FDIC insurance limit. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

Product Concentration
---------------------

The Company earns all of its revenues from providing worldwide Voice over IP and other IP services to medium and large size synergistic businesses that can offer such IP services to their client base.

Customer Concentration
----------------------

None of the Company's clients accounted for more than 10% of its revenues during fiscal 2006.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

Earnings per Share
------------------

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to the convertible promissory notes amounted to 59,853,333 and 19,095,476 at December 31, 2006 and 2005, respectively. Such outstanding options, warrants and shares equivalent issuable pursuant to convertible debt are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share:
                                                                    Nine-month
                                                   Year ended      Period ended
                                                  December 31,     December 31,
                                                      2006             2005
                                                  ------------     ------------
Numerator:
Net income (loss) ............................    $  5,764,495     $(15,286,068)
Other income, net- derivatives ...............      (8,198,164)               -
                                                  ------------     ------------
Numerator for diluted earnings per share .....    $ (2,433,669)    $(15,286,068)
                                                  ============     ============

Denominator:
Denominator for basic and diluted
earnings per share-
Weighted average shares outstanding ..........      63,142,748       38,752,518

Basic earnings (loss) per share ..............    $       0.09     $      (0.39)
                                                  ============     ============
Diluted earnings (loss) per share ............    $      (0.04)    $      (0.39)
                                                  ============     ============
Anti-dilutive weighted-average shares ........      26,073,403        9,263,839
                                                  ============     ============

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Stock Splits
------------

The Company's board of directors declared the following reverse split of the Company's common stock prior to the merger with IP1 and was effective October 11, 2005:

      o  65 for 1

The basic and diluted earnings per share have been adjusted retroactively to give effect to this stock spilt.

Revenue Recognition
-------------------

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition".

The Company generally invoices its customers upon ordering. Revenues from the sale of phone equipment are recognized upon shipment by the manufacturer to the reseller. Revenues from the Internet communications services are recognized in the period such services are used by the end-user. The invoices are based on specific list prices for phone equipment and per minute rates for Internet communications services. The Company adjusts its product prices and services rates based on volume of services and marketing promotion programs. All adjustments are recorded at the time the services are rendered. The Company will generally receive a deposit from resellers of Internet communication services and will apply the Internet communication services usage fees against the resellers' outstanding deposit.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

In December 2006, FASB issued FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP 00-19-2"). FSP 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No.5, "Accounting for Contingencies". The registration statement payment arrangement should be recognized and measured as a separate unit of account from the financial instrument(s) subject to that arrangement. If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, such contingent liability is included in the allocation of proceeds from the related financing instrument.

Property and Equipment
----------------------

Computer and office equipment are stated at cost, and is depreciated over their estimated useful life, using the straight-line method, which is three years.

Property and equipment consist of the following as of December 31, 2006:

Computer equipment and software ..      $ 29,835
Accumulated depreciation .........       (12,322)
                                        --------
                                        $ 17,513
                                        ========

Depreciation expense amounted to approximately $7,000 and $5,000 during fiscal 2006 and the nine-month period ended December 31, 2005.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

During July 2005, the Company issued 2,610,000 options to a consultant of the Corporation, with an exercise price of $0.01. Such options are not vested or exercisable at December 31, 2006. There is no expiration date on the options. The options vest in the year in which the Company achieves $20 million in revenues, and a prorata portion of the options would vest in the year in which the Company achieves $10 million in revenues. Accordingly, no compensation cost associated with the options is recognized during fiscal 2006 and the nine-month period ended December 31, 2005. No options were issued to employees during the nine-month period ended December 31, 2005 or fiscal 2006.

Recent accounting pronouncements
--------------------------------

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48"), entitled, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". Concurrently, FASB issued a FASB staff position (FSP) relating to income taxes, (FSP) No. FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." FASB's summary of FIN 48 notes that differences between tax positions recognized in the

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

financial statements and tax positions taken in the tax return (referred to commonly as "book" vs. "tax") will generally result in: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability, or (c) both of the above. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. Further, if a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Additionally, FIN 48 establishes guidance for "derecognition" of previously recognized deferred tax items, and sets forth disclosure requirements. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48, once adopted, will have a significant impact on its financial position, operating results, or cash flows.

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after September 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS
150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company subleased space used for its headquarters' and operational activities from an entity affiliated to one of its stockholders. The sublease provided for monthly payments of approximately $5,000. The Company incurred approximately $43,000 and $47,000 during fiscal 2006 and the nine-month period ended December 31, 2005, respectively. During August 2006, the related party relinquished all its rights under the sublease at the condition that the Company vacated the premises by August 31, 2006, which it did. The Company owed approximately $118,000 to the related party prior to vacating the premises.

During June 2005, the Company issued a $200,000 note payable to an entity wholly-owned by one of its executive officers. The note is secured by substantially all assets of the Company. The note bears interest at 14% per annum and includes a repayment premium of $200,000 at December 15, 2005. The note, including accrued interest and premium initially matured on December 15, 2005 and was extended to March 1, 2007. The Company recognized approximately $28,000 and $211,000 of interest expense in connection with this note during fiscal 2006 and the nine-month period ended December 31, 2005, respectively. The amount payable under the note amounts to approximately $411,000 at December 31, 2006. The Company paid approximately $28,000 and $0 of interest expense during fiscal 2006 and the nine-month period ended December 31, 2005, respectively. During March 2007, the note was extended to September 1, 2007 in consideration of a $20,000 extension fee.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 3 - DUE TO CHIEF EXECUTIVE OFFICER

The Company owed its chief executive officer approximately $6,500 at December 31, 2005. The advance did not bear interest and was payable on demand. The Company repaid the advance during fiscal 2006

NOTE 4 - DERIVATIVE LIABILITIES

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

At June 28, 2006, the Company renegotiated the terms of the convertible promissory note. Pursuant to the new terms, the note is no longer convertible into the Company's shares. As a result of the new terms, the Company was able to assert , at the time, that it had a sufficient amount of authorized and unissued shares settle its obligations which can be settled in shares . Accordingly, the Company reclassified all contracts, warrants, and other convertible instruments outstanding at June 28, 2006 from liability to equity. The fair value of such contracts amounted to approximately $4.9 million at June 28, 2006 and the Company reduced its derivative liabilities and increased its additional paid-in capital by a corresponding amount during 2006.

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

The fair value of the derivative liabilities issued at their date of issuance between January 1, 2006 and June 28, 2006 and all derivative liabilities, including those issued prior to January 1, 2006, at June 28, 2006 is as follows:

                                            At issuance         At June 28, 2006
                                            -----------         ----------------

Freestanding warrants ..............        $   24,218             $4,768,850
Embedded conversion feature ........            84,000                 89,333
                                            ----------             ----------
                                            $  108,218             $4,858,183
                                            ==========             ==========

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 4 - DERIVATIVE LIABILITIES-CONTINUED

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants

                                        At issuance             At June 28, 2006
                                        -----------             ----------------

Market price:                           $0.50-0.51              $0.40
Exercise price:                         $0.50-1.00              $0.001-1.50
Term:                                   3 years                 1.75-3 years
Volatility:                             110%                    110%
Risk-free interest rate:                5.17%                   5.17%
Number of warrants:                     85,000                  12,420,000


Embedded conversion features

                                        At issuance             At June 28, 2006
                                        -----------             ----------------

Market price:                           $1.00                   $0.40
Conversion price:                       $0.50                   $0.30-0.50
Term:                                   0.5 years               0.25-1.75 years
Volatility:                             110%                    110%
Risk-free interest rate:                4.82%                   5.17%
Maximum liability:                      $75,000                 $179,745

The effective exercise price of the embedded conversion feature of the $110,000 convertible promissory note amounted to 25% of the market value of the shares of common stock up to June 28, 2006.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 4 - DERIVATIVE LIABILITIES-CONTINUED

AUGUST 2006 TRANSACTION

During August 2006, the Company issued $500,000 convertible promissory notes which provide for, among other things, a conversion price amounting to 50% of the market price of the Company's common shares and liquidated damages in the event the Company does not timely register the shares issuable pursuant to the convertible promissory notes. Accordingly, on August 31, 2006, the Company will no longer be able to assert that it has a sufficient number of authorized but unissued shares to satisfy its obligations under the convertible promissory notes and all other outstanding warrants and other convertible instruments. Therefore, the Company accounted for the convertible promissory notes, outstanding warrants, and other convertible instruments as derivative contracts and recorded a corresponding liability based on the fair value of such derivatives at the measurement dates.

During November 2006, the Company issued an additional $500,000 pursuant to similar convertible promissory notes.

The fair value of the derivative liabilities issued between August 31 and December 31, 2006 as well as the derivative liabilities outstanding at December 31, 2006 is as follows:

                                          At issuance       At December 31, 2006
                                          -----------       --------------------

Freestanding warrants ..............       $1,963,750            $  755,000
Liquidated damages .................           80,000                     -
Embedded conversion feature ........        1,200,000               766,667
                                           ----------            ----------
                                           $2,743,750            $1,521,667
                                           ==========            ==========

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants

                                   At issuance              At December 31, 2006
                                   -----------              --------------------

Market price:                      $0.10                    $0.06
Exercise price:                    $0.001-1.50              $0.001-1.50
Term:                              1.5 years- 7 years       1.0-6.67 years
Volatility:                        110%                     52.5%
Risk-free interest rate:           4.85%                    4.69%
Number of warrants:                23,410,000               23,410,000

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 4 - DERIVATIVE LIABILITIES-CONTINUED

Embedded conversion features

                                   At issuance              At December 31, 2006
                                   -----------              --------------------

Market price:                      $0.04-0.10               $0.07
Conversion price:                  $0.02-0.15               $0.035-0.15
Term:                              0.01-3 years             0.01-2.92 years
Volatility:                        52.5-110%                110%
Risk-free interest rate:           4.69-4.85%               4.69%
Maximum liability:                 $1,000,000               $1,000,000

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

The Company had 2,610,000 outstanding options issued to non-employees for which performance has not occurred at December 31, 2006. The fair value of such options will be recognized when performance has occurred, pursuant to EITF 00-19.

The aggregate fair value of the warrants, embedded conversion feature and liquidated damages issued and reclassified during fiscal 2006 amounted to approximately $3.3 million at the date of their issuance or reclassification, of which approximately $1.1 million has been recognized as debt discount, $50,000 as deferred financing fees, and approximately $2.2 million as other expenses-derivative liability. The decrease in fair value of the derivatives between their measurement date and June 28, 2006, amounting to approximately $10.4 million, has been recognized as other income.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE

Convertible promissory note and notes payable at December 31, 2006 consist of the following:

      o $110,000 convertible promissory note, bearing interest at 10% per annum, initially maturing on March 22, 2006. On June 28, 2006, the lender has agreed to amend the convertible promissory note as follows:
         1) extended the maturity date, with principal, accrued interest and penalty aggregating $125,000 due on September 22, 2006. The convertible promissory note was further extended and is now due March 1, 2007. The lender no longer has the option to convert the promissory note into the Company's common shares. The Company owes $100,000 and $220 in principal and accrued interest and penalties, respectively, at December 31, 2006. The note was initially issued in March 2005 and the Company received $110,000 during the nine-month period ended December 31, 2005. The promissory note is unsecured. The note is currently in default.

      o $200,000 note payable to related party, bearing interest at 14% per annum, with principal repayment of $400,000, together with interest, initially due on February 15, 2006, and now extended to September 1, 2007. The Company owes $400,000 and $10,567 in principal and accrued interest, respectively, at December 31, 2006. The note is unsecured.

      o $100,000 note payable, bearing no stated interest, with principal repayment of $150,000 due on February 15, 2006. The Company owes $90,000 under such note at December 31, 2006. The maturity of the note was extended twice and is now March 31, 2007. In consideration for the extensions, the Company issued in aggregate 35,000 warrants and 300,000 shares of its common stock. The warrants are exercisable at $1 per share and expire on April 2009. The note is unsecured.

      o $100,000 notes payable, bearing no stated interest, with principal repayment of $100,000 due on March 15, 2006 as well as 40,000 shares of the Company's common stock. The maturity of the notes was extended three times and is now March 1, 2007. In consideration for the extensions, the Company issued in aggregate 275,000 shares to the note holders. The Company owes $80,000 in principal at September 30, 2006. The notes are unsecured. The notes are currently in default

      o $75,000 convertible promissory note, bearing interest at 20%, due on July 12, 2006. The convertible promissory note was initially convertible in 150,000 shares of common stock. The note was issued in January 2006 and the Company received $75,000 as consideration. The convertible promissory note was in default at September 30, 2006. The note is unsecured. The convertible promissory note was amended during September 2006 to adjust the number of convertible shares to 500,000. During October 2006, the note was converted to 500,000 shares of the Company's common stock.

      o $50,000 promissory note, bearing no interest rate, due on May 15, 2006, with a premium repayment of 20,000 shares of common stock and 30,000 warrants. The exercise price of the warrants amounts to $1.50 per share. The note was issued in February 2006 and the Company received $50,000 as consideration. The maturity of the note was extended to the date of the third closing of the August 2006 Convertible promissory note. In consideration for the extension, the Company issued 100,000 shares of common stock. The note is unsecured. The note is currently in default.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE-CONTINUED

      o $100,000 promissory note, bearing interest at 10%, due on November 30, 2006, with a prepayment premium of 350,000 shares of the Company's common stock. The note was issued in June 2006 and the Company received $100,000 as consideration. The note is unsecured. The note is currently in default.

      o $100,000 promissory note, bearing interest at 10%, due on July 11, 2006, with a prepayment premium of $50,000 and 25,000 shares of the Company's common stock. The note was issued in April 2006 and the Company received $100,000 as consideration. Additionally, the Company issued 50,000 warrants in connection with the issuance of the promissory note. The warrants are exercisable at $0.50 per share and expire in April 2009. The maturity date of the promissory note was extended to February 28, 2007. In consideration for the extension, the Company issued 375,000 shares. The note is unsecured. The note is currently in default.

      o $1,000,000 convertible promissory note, bearing interest at 6% due on August 29, 2009. This convertible promissory note is part of a $1,500,000 financing of its 6% Secured Convertible Notes and Common Stock Purchase Warrants to purchase 10,000,000 shares of common stock. At the initial closing $500,000 of notes were issued and paid for. In addition, $500,000 principal amount of notes were funded in December 2006, the date the Company filed its registration statement, and the remaining $500,000 principal amount of notes was funded in January 2007, at the date that the registration statement was declared effective with the Securities and Exchange Commission. The warrants were issued at the closing and are exercisable at $.40 per share, subject to adjustment, and expire on August 29, 2013.

         The purchasers of the notes are four accredited institutional investors. The exercise of the warrants and conversion of the notes are subject to a 4.99% cap of the beneficial ownership that each purchaser may have at any point in time while the securities are outstanding.

         The notes are secured by all of the assets of Tradequest. The notes are convertible into common shares of Tradequest at a price equal to 50% of the market price of the common shares of Tradequest. Interest is payable monthly subject to certain exceptions as provided in the notes. No holder may convert the greater of (i) $80,000 per calendar month or
         (ii) the average daily dollar volume calculated during the 10 business days prior to a conversion. Each purchaser of the notes is subject to a 4.99% cap on the beneficial ownership that each purchaser may have at any point in time while the notes are outstanding. The notes include certain covenants, including restrictions that preclude (i) future offerings either in the form of equity or debt, except for indebtedness to trade creditors or financial institutions incurred in the ordinary course of business, and additionally, these covenants preclude the Company from, directly or indirectly, using proceeds for any loan to or investment in any other corporation, partnership, enterprise or other person (except in connection with its currently existing direct or indirect subsidiaries), (ii) the satisfaction of any portion of the Company's debt, or (iii) the redemption of any Common Stock.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE-CONTINUED

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

During fiscal 2006, the Company issued three promissory notes aggregating $60,000 with a premium repayment and accrued interest aggregating approximately $11,000. The Company satisfied the $71,000 obligations under such promissory notes during 2006.

During fiscal 2006, the Company recognized interest expense of approximately $44,000 in connection with the issuance of 910,000 shares erroneously issued by the Company's transfer agent to certain former debt holders. While the Company has and will continue to recover such shares, it believes that the possibility that it can recover such shares is more remote than possible.

Certain of the aforementioned notes are in default. Management is negotiating with the appropriate noteholders to either satisfy or extend the maturity of the notes. Management cannot determine whether it will be successful in extending the maturity of such notes.

The fair value of certain warrants and embedded conversion features issued during 2006 has been accounted as derivative liabilities. A debt discount of approximately $1.1 million has been recognized pursuant to the issuance of the warrants and embedded conversion features during fiscal 2006. The debt discount is amortized using the effective interest method and amounted to approximately $199,000 and $48,000 during fiscal 2006 and the nine-month period ended December 31, 2005.

The Company issued 2,348,395 and 7,111 shares of common stock in connection with certain notes payable during fiscal 2006 and the nine-month period ended December 31, 2005. The fair value of such shares amounted to approximately $302,000 and $7,000, respectively, and has been recognized as interest expense.

Interest expense, including the amortization of debt discount, amounted to approximately $690,000 and $357,000 during fiscal 2006 and the nine-month period ended December 31, 2005, respectively.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 6 - STOCKHOLDERS' DEFICIT

Warrants

Pursuant to the $110,000 convertible promissory note, the Company issued 2,100,000 warrants during the nine-month period ended December 31, 2005. The initial exercise price of the warrants amounts to $0.10 per share which has been adjusted to $0.05 per share in December 2006. Such warrants expire in 2008.

During July 2005, the Company issued 10,000,000 warrants to existing shareholders pursuant to a recapitalization of the Company. The exercise price of the warrants amounts to $0.001 per share. Such warrants expire in 2008.

Pursuant to the $50,000 promissory note issued in February 2006, the Company issued 30,000 warrants during fiscal 2006. The exercise price of the warrants amounts to $1.50 per share. Such warrants expire in March 2009.

Pursuant to the $100,000 promissory note issued in April 2006, the Company issued 50,000 warrants during the fiscal 2006. The exercise price of the warrants amounts to $0.50 per share. Such warrants expire in April 2009.

In consideration for the extension of the $100,000 note payable effective in April 2006, the Company issued 35,000 warrants. The warrants are exercisable at $1 per share and expire on April 2009.

Pursuant to the August Convertible promissory notes, the Company issued 10,000,000 warrants during fiscal 2006. The exercise price of the warrants amounts to $0.40 per share. Such warrants expire in August 2013. Additionally, the Company issued as finders' fee 1,000,000 warrants to an individual in connection with the issuance of the convertible notes. The exercise price of the warrants amounts to $0.30 per share. Such warrants expire in August 2009.

The fair value of all warrants issued during the fiscal 2006 and the nine-month ended December 31, 2005 has been recorded as derivative liabilities at their date of issuance. On June 28, 2006, the Company reclassified the warrants as equity contracts and recorded their fair value at that date as additional paid-in capital. During August 2006, in connection with the issuance of the August Convertible Promissory Notes, the Company reclassified the outstanding warrants as liability contracts and recorded their fair value at that date as other expenses.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 6 - STOCKHOLDERS' DEFICIT-CONTINUED

Preferred Stock

The Company's Board of Directors, without further shareholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series. The rights, preferences, limitations and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and other matters. The Company's Board of Directors may authorize the issuance of preferred stock, which ranks senior to our common stock for the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors can fix limitations and restrictions, if any, upon the payment of dividends on the Company's common stock to be effective while any shares of preferred stock are outstanding.

In October 2006 the Board of Directors created a series of 1,000,000 shares of preferred stock, designated as Series A Preferred Stock. These shares are held by our chief executive officer and chairman and have following rights and preferences:

      o each share has a liquidation preference of $0.001 per share which equals the par value of the shares,
      o  the shares are not convertible into any other security,
      o each share entitles the holder to 250 votes at any meeting of our stockholders and such shares will vote together with the Company's common stockholders,
      o  the shares are not subject to redemption, and
      o so long as the shares are outstanding, the Company agreed not to alter or change the rights of the security in a manner which would adversely affect the Series A Preferred Stock, create a new class of preferred stock having preference over the Series A Preferred Stock, or take any action which would result in the taxation of the holder under Section 305 of the Internal Revenue Code.

Common Stock

During fiscal 2006 and the nine-month period ended December 31, 2005, the Company issued 2,348,395 and 7,111 shares of common stock, respectively, in connection with the payment of interest on certain notes payable. The fair value of such shares amounted to approximately $300,000 and $7,000 for fiscal 2006 and the nine-month period ended December 31, 2005, respectively, based on the quoted price of the Company's stock on the day they were issued.

During July 2005, the Company issued in 30,341,666 shares to certain of the Company's shareholders, officers and consultants. The shares were issued as part of a recapitalization of the Company. The fair value of such shares amounted to approximately $1.1 million, or $0.035 per share, based on its recent private placement offering, adjusted for the dilution of debt financing occurring subsequent to such offering.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

During July 2006, the Company issued 387,097 shares of its common stock to a consulting firm. The shares were valued at approximately $143,000. The shares were granted pursuant to a contract with a one-year term.

During August 2006, the Company issued 3,000,000 shares of its common stock to a consulting firm. The shares were valued at $600,000. The shares were granted pursuant to a contract with a one-year term.

During October 2006, the Company issued 675,000 shares of its common to a consulting firm. The shares were valued at approximately $34,000. The shares were granted pursuant to a contract with a one-year term.

During October 2006 the Company issued 2,000,000 shares of its common stock to an investor relations firm. The shares were valued at $100,000. A member of our Board of Directors and Secretary of our company, is an employee of this investor relations firm. The shares were granted pursuant to a contract with a one-year term.

During October 2006, the Company issued 1,000,000 shares of our Series A Preferred Stock to its chief executive officer in consideration of his past services to us and his willingness to continue to participate in the management and day to day operations of the Company. Each share of Series A Preferred Stock entitles the Company's chief executive officer to 250 votes on any matter submitted to its stockholders which gives him voting control of the Company. The shares are not convertible into our common stock or any other class of our securities. The shares were valued at $1,000, which is the value attributed to its liquidation preference.

During October 2006, the Company issued 11,750,000 shares of its common stock to three members of its management as well as certain consultants as compensation for their services. The shares were valued at $588,000.

During October 2006, the Company cancelled 2,603,333 of shares of common stock previously issued to consultants. These shares were initially valued at approximately $91,000 upon their issuance.

The Company accounted for the fair value of the shares issued for services for one-year term as deferred compensation. The aggregate fair value of such shares amounted to approximately $877,000 and is amortized over one the term of the contracts. The Company recognized amortization of deferred compensation of approximately $324,000 during fiscal 2006.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2006, are as follows:

Deferred tax assets:
Net operating loss carryforward ...   $ 1,860,000
Less valuation allowance ..........    (1,860,000)
                                      -----------
Total net deferred tax assets: ....   $         -
                                      ===========

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of approximately $1.86 million at December 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during fiscal 2006 was an increase of approximately $1.4 million.

The Company has incurred net operating losses since inception. As of December 31, 2006, the Company had a net operating loss carryforward amounting to approximately $4.9 million for U.S. tax purposes that expire in various amounts from 2025 through 2026. The Company's subsidiary, IP1, which incurred substantially all of the net operating losses may have had a change of ownership as defined by the Internal Revenue Code Section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of its net operating loss carryforwards. At this point, the Company has not completed a change in ownership study and the exact impact of such limitations is unknown.

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2006 and the nine-month period ended December 31, 2005, respectively, is as follows:

                                                     2006         2005
                                                     ----         ----
Tax at U.S Statutory Rate: ...................       35.0%        35.0%
State tax rate, net of federal benefits ......        3.0          3.0
Change in valuation allowance ................      (38.0)       (38.0)
                                                    -----        -----
Effective tax rate ...........................        0.0%         0.0%
                                                    =====        =====

NOTE 8 - COMMITMENTS

During October 2006, The Company entered into a one year agreement with a consultant, which provides that, among other things, the Company will pay the consultant either $50,000 by March 15, 2007 or $6,250 per month from March 15, 2007 to October 15, 2007.

The Company leases its executive space for $1,800 per month. The lease terminates in July 2007.

NOTE 9 - SUBSEQUENT EVENTS

During March 2007, the note payable to a related party was extended from March 1, 2007 to September 1, 2007 in consideration of a $20,000 extension fee.

The Company received gross proceeds of $500,000 in January 2007 in accordance with its 6% convertible promissory notes.

During the first quarter of fiscal 2007, the Company issued 350,000 shares pursuant to the conversion of approximately $6,000 of the principal and interest of its 6% convertible promissory notes.