Form 10QSB
period 2007-03-31
TRADEQUEST INTERNATIONAL INC
filed 2007-05-15
CIK 29322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly report ended March 31, 2007

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


                               801 Brickell Avenue
                                    9th Floor
                              Miami, Florida 33131
                              --------------------
                    (Address of principal executive offices)


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

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At May 15, 2007, there were 24,801,526 shares of common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2007
                                    Unaudited

                                     ASSETS
Current Assets:
  Cash ..........................................................   $   164,645
  Other current assets ..........................................        18,732
                                                                    -----------
                                                                        183,377

  Property and equipment, net of accumulated
    depreciation of $12,322 .....................................        17,347
  Deferred financing fees, net of accumulated
    amortization of $23,044 .....................................       209,209
  Security deposits .............................................        23,500
                                                                    -----------

     Total assets ...............................................   $   433,433
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .........................   $    82,338
  Deferred revenues .............................................         6,799
  Derivative liabilities ........................................     1,166,536
  Due to related party ..........................................       118,350
  Note payable to related party and accrued interest ............       408,667
  Convertible promissory notes and accrued interest,
    net of discount of $1,180,728 ...............................       345,357
  Notes payable and accrued interest ............................       474,362
                                                                    -----------

     Total current liabilities ..................................     2,602,409

Stockholders' Deficit:
  Preferred stock; $0.001 par value, 10,000,000 shares
    authorized, 1,000,000 issued and outstanding ................         1,000
  Common stock; $.001 par value, 100,000,000 shares
    authorized, 75,645,137 issued and outstanding ...............        75,645
  Additional paid-in capital ....................................     8,052,341
  Deferred compensation .........................................      (336,762)
  Accumulated deficit ...........................................    (9,961,200)
                                                                    -----------

     Total stockholders' deficit ................................    (2,168,976)
                                                                    -----------

     Total liabilities and stockholders' deficit ................   $   433,433
                                                                    ===========

                  See Notes to Unaudited Financial Statements.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        For the three-month
                                                       period ended March 31,
                                                    ---------------------------
                                                        2007           2006
                                                    ------------   ------------
                                                     (Unaudited)    (Unaudited)

Revenues .........................................  $      4,537   $      7,816

Cost of revenues .................................        21,048         12,969
                                                    ------------   ------------

Gross loss: ......................................       (16,511)        (5,153)

Operating expenses:
  Sales, general and administrative ..............       506,104        167,322
  Sales, general and administrative-related party              -         16,050
                                                    ------------   ------------
     Total operating expenses ....................       506,104        183,372
                                                    ------------   ------------

     Operating loss ..............................      (522,615)      (188,525)
                                                    ------------   ------------

Other income (expenses):
Other income-derivatives .........................       710,331      4,963,083
Interest expense-related party ...................        (7,000)        (7,000)
Interest expense .................................      (183,214)      (107,823)
                                                    ------------   ------------

Net income .......................................  $     (2,498)  $  4,659,735
                                                    ============   ============

Basic income per share ...........................  $      (0.00)  $       0.08
                                                    ============   ============

Diluted loss per share ...........................  $      (0.01)  $      (0.01)
                                                    ============   ============

Basic weighted average shares outstanding ........    75,243,129     57,118,734
                                                    ============   ============

Diluted weighted average shares outstanding ......    75,243,129     57,118,734
                                                    ============   ============

                  See Notes to Unaudited Financial Statements.

                                   TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                           For the three-month
                                                                                          period ended March 31,
                                                                                        -------------------------
                                                                                            2007          2006
                                                                                        -----------   -----------
                                                                                        (Unaudited)   (Unaudited)
Cash flows from operating activities:
Net income (loss) ....................................................................  $    (2,498)  $ 4,659,735
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Amortization of debt discount ......................................................      109,010        51,125
  Amortization of deferred compensation ..............................................      216,242             -
  Amortization of deferred financing costs ...........................................       22,777             -
  Fair value of derivative liabilities at date of issuance, in excess of debt discount            -         9,000
  (Decrease) increase in fair value of derivative liabilities ........................     (710,331)   (4,972,063)
  Fair value of shares issued in satisfaction of interest on note payable ............        5,670        32,009
  Write-off of deferred financing fees ...............................................            -        10,000
  Depreciation .......................................................................        2,697         2,481
Changes in operating assets and liabilities
  Accounts receivable ................................................................            -          (226)
  Security deposits ..................................................................       (6,900)            -
  Other current assets ...............................................................      (18,732)            -
  Accounts payable to related party ..................................................            -        16,050
  Deferred revenues ..................................................................      (13,667)          652
  Accounts payable and accrued expenses ..............................................      (11,247)        5,202
  Accrued interest on promissory notes-related party .................................       (1,900)        2,334
  Accrued interest and premiums on promissory notes ..................................       20,757        24,689
                                                                                        -----------   -----------

Net cash used in operating activities ................................................     (388,122)     (159,012)

Cash flows from investing activity:
  Purchase of property and equipment .................................................       (2,531)            -
                                                                                        -----------   -----------
Net cash used in financing activities ................................................       (2,531)            -

Cash flows from financing activities:
  Proceeds from issuance of convertible promissory notes .............................      500,000        75,000
  Proceeds from issuance of promissory notes .........................................            -        50,000
  Principal repayments of promissory notes ...........................................      (66,666)            -
  Payment of deferred financing costs ................................................      (50,000)            -
  Use of bank overdraft ..............................................................            -        34,532
                                                                                        -----------   -----------

Net cash provided by financing activities ............................................      383,334       159,532

(Decrease) increase in cash ..........................................................       (7,319)          520

Cash, beginning of period ............................................................      171,964             -
                                                                                        -----------   -----------

Cash, end of period ..................................................................  $   164,645   $       520
                                                                                        ===========   ===========

Supplemental disclosures of cash flow information:

  Cash paid during the period for interest ...........................................  $    33,900   $     4,666
                                                                                        ===========   ===========
  Cash paid during the period for taxes ..............................................  $         -   $         -
                                                                                        ===========   ===========

Supplemental schedule of non-cash financing and investing activities:

Fair value of embedded conversion features and corresponding increase in debt discount  $   360,000   $    85,200
                                                                                        ===========   ===========
Reclassification of contracts from liability to equity ...............................  $     4,800   $         -
                                                                                        ===========   ===========
Conversion of convertible promissory notes ...........................................  $     6,850   $         -
                                                                                        ===========   ===========

                                   See Notes to Unaudited Financial Statements.

                                                         5

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form l0-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes as of the year ended December 31, 2006, included in the Annual Report filed on Form l0-KSB.

In the opinion of the management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2007, and the results of operations and cash flows for the three-month period ending March 31, 2007 have been included. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2006.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Concentration of Credit Risks
-----------------------------

The Company is subject to concentrations of credit risk primarily from cash. During the three-month period ended March 31, 2007, the Company reached bank balances exceeding the FDIC insurance limit. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

Product Concentration
---------------------

The Company earns all of its revenues from providing worldwide Voice over IP and other IP services to medium and large size synergistic businesses that can offer such IP services to their client base.

Customer Concentration
----------------------

One of the Company's clients accounted for 90%of the revenues during the three-month period ended March 31, 2007.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

The following sets forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended March 31,
                                                    2007               2006
                                                ------------       ------------
Numerator:
Net income ..............................       $     17,312       $  4,659,735
Other income, net - derivatives .........           (710,331)        (4,963,083)
                                                ------------       ------------
Numerator for diluted earnings per share        $   (693,019)      $   (303,348)
                                                ============       ============

Denominator:
Denominator for basic and diluted
earnings per share -
Weighted average shares outstanding .....         75,243,129         57,118,734

Basic earnings (loss) per share .........       $       0.00       $       0.08
                                                ============       ============
Diluted earnings (loss) per share .......       $      (0.01)      $      (0.01)
                                                ============       ============
Anti-dilutive weighted-average shares ..         239,327,143         19,458,809
                                                ============       ============

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Depreciation expense amounted to approximately $3,000 and $2,000 during the three-month period ended March 31, 2007 and 2006, respectively.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

The Company applies this statement prospectively. Performance or service conditions that affect vesting are not reflected in estimating the fair value of an award at the grant date because those conditions are restrictions that stem from the possible forfeiture of instruments to which the option holder has not yet earned the right.

During July 2005, the Company issued 2,610,000 options to a consultant of the Corporation, with an exercise price of $0.01. Such options are not vested or exercisable at March 31, 2007. There is no expiration date on the options. The options vest in the year in which the Company achieves $20 million in revenues, and a prorata portion of the options would vest in the year in which the Company achieves $10 million in revenues. Accordingly, no compensation cost associated with the options is recognized during the three-month period ended March 31, 2007 and 2006, respectively.

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

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48") entitled "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". Concurrently, FASB issued a FASB staff position (FSP) relating to income taxes, (FSP) No. FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." FASB's summary of FIN 48 notes that differences between tax positions recognized in the financial statements and tax positions taken in the tax return (referred to commonly as "book" vs. "tax") will generally result in: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability, or (c) both of the above. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. Further, if a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Additionally, FIN 48 establishes guidance for "derecognition" of previously recognized deferred tax items, and sets forth disclosure requirements. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48, once adopted, will have a significant impact on its financial position, operating results, or cash flows.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company subleased space used for its headquarters' and operational activities from an entity affiliated to one of its stockholders. The sublease provided for monthly payments of approximately $5,000. The Company incurred approximately $0 and $16,000 during the three-month period ended March 31, 2007 and 2006, respectively. During August 2006, the related party relinquished all its rights under the sublease at the condition that the Company vacated the premises by August 31, 2006, which it did. The Company owed approximately $118,000 to the related party prior to vacating the premises. During June 2005, the Company issued a $200,000 note payable to an entity wholly-owned by one of its executive officers. The note is secured by substantially all assets of the Company. The note bears interest at 14% per annum and includes a repayment premium of $200,000 at December 15, 2005. The note, including accrued interest and premium initially matured on December 15, 2005 and was extended to March 1, 2007. On March 1, 2007, the note was extended to September 1, 2007 for an extension fee of $20,000. The Company recognized approximately $27,000 and $7,000 of interest expense in connection with this note during the three-month period ended March 31, 2007 and 2006, respectively. The amount payable under the note amounts to approximately $409,000 at March 31, 2007. The Company paid approximately $28,000 and $7,000 of interest expense during the three-month period ended March 31, 2007 and 2006, respectively.

NOTE 3 - DERIVATIVE LIABILITIES

MARCH 2005 TRANSACTION

During March 2005, the Company issued a convertible promissory note. The lender had the option to convert up to $100,000 principal and accrued interest into shares of the Company at a 25% discount of the fair value of the shares at the date of conversion. In connection with the issuance of the convertible promissory note, the Company also issued 2,200,000 warrants exercisable at $0.10 per share. As a result of the issuance of the promissory note with such terms, there was no explicit number of shares that are to be delivered upon satisfaction of the convertible promissory note, therefore Company is unable to assert that it had sufficient authorized and unissued shares to settle such note. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and options as well as those issued in the future, would be classified as liabilities as well, effective with the issuance of the convertible promissory note.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 3 - DERIVATIVE LIABILITIES-CONTINUED

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

Between November 2006 and January 2007, the Company issued an additional $1,000,000 pursuant to similar convertible promissory notes.

The Company believes that the aforementioned embedded derivatives and freestanding warrants met the criteria of SFAS 133 and EITF 00-19, when appropriate, at March 31, 2007 and 2006, respectively, and were accounted for as separate derivatives with a corresponding value recorded as liability.

The fair value of the derivative liabilities issued during the three-month periods ended March 31, 2007 and 2006, respectively, were as follows:

                                            Three month            Three month
                                            period ended           period ended
                                           March 31, 2007         March 31, 2006
                                           --------------         --------------

Freestanding warrants .........               $      -               $ 10,200
Embedded conversion feature ...                360,000                 84,000
                                              --------               --------
                                              $360,000               $ 94,200
                                              ========               ========

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features, at their issuance date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants
                                            Three month            Three month
                                            period ended           period ended
                                           March 31, 2007         March 31, 2006
                                           --------------         --------------

Market price: .................                 N/A                  $0.51
Exercise price: ...............                                      $1.50
Term: .........................                                      3 years
Volatility: ...................                                      110%
Risk free interest rate: ......                                      4.82%
Number of warrants: ...........                                      30,000

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 3 - DERIVATIVE LIABILITIES-CONTINUED

Embedded conversion features
                                            Three month            Three month
                                            period ended           period ended
                                           March 31, 2007         March 31, 2006
                                           --------------         --------------

Market price: .................               $0.05                  $1.00
Conversion price: .............               $0.025                 $0.50
Term: .........................               2.6 years              0.5 years
Volatility: ...................               52.5%                  110%
Risk free interest rate: ......               4.82%                  4.82%
Maximum liability: ............               $500,000               $75,000

The fair value of the derivative liabilities outstanding at March 31, 2007 is as follows:

                                                At March 31, 2007
                                                -----------------

Freestanding warrants .......................       $  100,000
Embedded conversion feature .................        1,066,536
                                                    ----------
                                                    $1,166,536
                                                    ==========

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants
                                                At March 31, 2007
                                                -----------------

Market price: ...............................   $0.05
Exercise price: .............................   $0.001 - 1.50
Term: .......................................   0.75 - 6.42 years
Volatility: .................................   52.5%
Risk free interest rate: ....................   4.54%
Number of warrants: .........................   23,410,000

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 3 - DERIVATIVE LIABILITIES-CONTINUED

Embedded conversion features
                                                At March 31, 2007
                                                -----------------

Market price: ...............................     $0.05
Conversion price: ...........................     $0.025
Term: .......................................     2.42 years
Volatility: .................................     52.5%
Risk free interest rate: ....................     4.54%
Maximum liability: ..........................     $1,500,000

The Company used the following methodology to value the embedded conversion features and liquidated damages:

The Company had 2,610,000 outstanding options issued to non-employees for which performance has not occurred at December 31, 2006. The fair value of such options will be recognized when performance has occurred, pursuant to EITF 00-19.

The aggregate fair value of the warrants and embedded conversion feature issued during the three-month period ended March 31, 2007 and 2006 amounted to approximately $360,000 and $94,200 at the date of their issuance of which approximately $360,000 and $84,000 has been recognized as debt discount and $0 and $10,200 has been recognized as interest expense, during the three-month period ended March 31, 2007 and 2006, respectively.

The aggregate fair value of the embedded conversion features reclassified from liability to equity contracts, pursuant to conversion of convertible promissory notes, amounted to approximately $5,000 during the three-month period ended March 31, 2007.

The decrease in fair value of the derivatives between their measurement date and March 31, 2007 and 2006, respectively, amounting to approximately $710,000 and $5 million, has been recognized as other income.

NOTE 4 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE

Convertible promissory note and notes payable at March 31, 2007 consist of the following:

   o $110,000 convertible promissory note, bearing interest at 10% per annum, initially maturing on March 22, 2006. On June 28, 2006, the lender has agreed to amend the convertible promissory note to extended the maturity date, with principal, accrued interest and penalty aggregating $125,000,toSeptember 22, 2006. The convertible promissory note was further extended and is now due March 1, 2007. The lender no longer has the option to convert the promissory note into the Company's common shares. The Company owes $100,000 and $220 in principal and accrued interest and penalties, respectively, at March 31, 2007. The promissory note is unsecured. The note is currently past due.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 4 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE-CONTINUED

   o $100,000 note payable, bearing no stated interest, with principal repayment of $150,000 initially due on February 15, 2006. The Company owes $90,000 under such note at March 31, 2007. The maturity of the note was extended twice and is now March 31, 2007. In consideration for the extensions, the Company issued in aggregate 35,000 warrants and 300,000 shares of its common stock. The warrants are exercisable at $1 per share and expire on April 2009. The note is unsecured. The note is currently past due.

   o $100,000 notes payable, bearing no stated interest, with principal repayment of $100,000 initially due on March 15, 2006 as well as 40,000 shares of the Company's common stock. The maturity of the notes was extended four times and is now August 1, 2007, with six equal installments from March 1 to August 1, 2007. In consideration for the extensions, the Company issued in aggregate 275,000 shares to the note holders. The Company owes $66,667 in principal at March 31, 2007, 2006. The notes are unsecured. The Company did not make its April 1, 2007 payment. The notes are currently past due.

   o $50,000 promissory note, bearing no interest rate, initially due on May 15, 2006, with a premium repayment of 20,000 shares of common stock and 30,000 warrants. The exercise price of the warrants amounts to $1.50 per share. The maturity of the note was extended to August 1, 2007, with six principal repayments payable on March 1 through August 1, 2007. In consideration for the extensions, the Company issued 150,000 shares of common stock. The note is unsecured. The note is currently past due.

   o $100,000 promissory note, bearing interest at 10%, initially due on November 30, 2006, with a prepayment premium of 350,000 shares of the Company's common stock. The note was extended to June 15, 2007, with monthly principal and interest payments of $25,000 on February 15, 2007, $21,667 from March 15, 2007 to May 15, 2007, and $20,833 on June 15, 2007.
      The note is unsecured. The Company did not make the March 15, 2007 payment. The note is currently in past due.

   o $100,000 promissory note, bearing interest at 10%, initially due on July 11, 2006, with a prepayment premium of $50,000 and 25,000 shares of the Company's common stock. The note was issued in April 2006 and the Company received $100,000 as consideration. Additionally, the Company issued 50,000 warrants in connection with the issuance of the promissory note. The warrants are exercisable at $0.50 per share and expire in April 2009. The maturity date of the promissory note was extended to February 28, 2007. In consideration for the extension, the Company issued 375,000 shares. The note is unsecured. The note is currently in past due.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 4 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE-CONTINUED

   o $1,500,000 convertible promissory notes, bearing interest at 6% due on August 29, 2009. This convertible promissory note is part of a $1,500,000 financing of its 6% Secured Convertible Notes and Common Stock Purchase Warrants to purchase 10,000,000 shares of common stock. At the initial closing $500,000 of notes were issued and paid for. In addition, $500,000 principal amount of notes were funded in December 2006, the date the Company filed its registration statement, and the remaining $500,000 principal amount of notes was funded in January 2007, at the date that the registration statement was declared effective with the Securities and Exchange Commission. The warrants were issued at the closing and are exercisable at $.40 per share, subject to adjustment, and expire on August 29, 2013. The amount owed under such notes amounted to $1,493,150 in principal and $32,935 in interest at March 31, 2007.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 4 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE-CONTINUED

The Company generated gross proceeds of $500,000 and $75,000 pursuant to the issuance of convertible promissory notes during the three-month period ended March 31, 2007 and 2006, respectively.

The Company issued 400,000 shares of common stock to holders of the $1,500,000 convertible promissory notes pursuant to notices of conversion of $6,850 in principal during the three-month period ended March 31, 2007.

Certain of the aforementioned notes are past due. Management is negotiating with the appropriate note holders to either satisfy or extend the maturity of the notes. Management cannot determine whether it will be successful in extending the maturity of such notes.

The fair value of certain warrants and embedded conversion features issued and outstanding at March 31, 2007 and 2006 has been accounted as derivative liabilities. A debt discount of approximately $360,000 and $84,000 has been recognized pursuant to the issuance of the warrants and embedded conversion features during the three-month period ended March 31, 2007 and 2006, respectively. The debt discount is amortized using the effective interest method and amounted to approximately $109,000 and $51,000 during the three-month period ended March 31, 2007 and 2006, respectively.

The Company issued 94,494 and 55,611 shares of common stock in connection with certain notes payable during the three-month period ended March 31, 2007 and 2006, respectively. The fair value of such shares amounted to $6,000 and $32,000 during the three-month period ended March 31, 2007 and 2006, respectively.

Interest expense, including the amortization of debt discount, amounted to approximately $690,000 and $190,000 during the three-month period ended March 31, 2007 and 2006, respectively.

NOTE 5 - STOCKHOLDERS' DEFICIT

Warrants

Pursuant to the $50,000 promissory note issued in February 2006, the Company issued 30,000 warrants during fiscal 2006. The exercise price of the warrants amounts to $1.50 per share. Such warrants expire in March 2009.

The fair value of all warrants issued during the three-month period ended March 31, 2007 and 2006 has been recorded as derivative liabilities at their date of issuance. On June 28, 2006, the Company reclassified the warrants as equity contracts and recorded their fair value at that date as additional paid-in capital. During August 2006, in connection with the issuance of the August Convertible Promissory Notes, the Company reclassified the outstanding warrants as liability contracts and recorded their fair value at that date as other expenses.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 5 - STOCKHOLDERS' DEFICIT-CONTINUED

Common Stock

The Company issued 94,494 and 55,611 shares of common stock in connection with certain notes payable during the three-month period ended March 31, 2007 and 2006, respectively. The fair value of such shares amounted to $6,000 and $32,000 during the three-month period ended March 31, 2007 and 2006, respectively.

The Company issued shares for one-year term services during fiscal 2006. The aggregate fair value of such shares amounted to approximately $877,000 and is amortized over the term of the contracts. The Company recognized amortization of deferred compensation in connection with such services of approximately $216,000 during the three-month period ended March 31, 2007.

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

NOTE 6 - SUBSEQUENT EVENTS

The Company issued 350,000 shares of common stock pursuant to the conversion of convertible promissory notes of approximately $2,000 between April 1 and May 8, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Our business model is to provide full service, turnkey IP-based communication solutions to strategic partners that deliver VoIP service to their customers. Our branded turnkey IP-based communication solution provides a partner with the equipment, software, and support necessary to market a custom tailored VoIP service. We are targeting partners that include equipment manufacturers, technology integrators, cellular vendors, cable companies that do not want to undertake the financial burden of creating an IP-based telecommunication infrastructure, computer firms, Internet cafes, call centers as well as wholesale relationships with communications providers, aggregators and resellers, ISPs and other broadband and service providers. Our marketing concentration is in the Caribbean, Central and South America. We targeted these geographic areas as we believe these areas are starting to embrace broadband and, as a result of government regulations of telecommunications providers, are generally insulated from the intense competition of the U.S. communications market.

         Our business model provides that we will generate revenues from negotiated price points with each partner. These price points will be determined based upon the individual dynamics of the partner's abilities, geographic markets, anticipated monthly per minute usage and their overall acceptance of our proposed and/or negotiated price plan. Some of the sources of revenue are equipment sales, activation fees, access fees and per minute usage charges. Both access fees and per minute charges will represent recurring revenues as opposed to one time sales comprised of equipment sales and activation fees. In either case, partners are engaged on a pre-pay basis and accounts will be settled in U.S. currency.

         We began marketing our service on a test basis during the third quarter of fiscal 2005 and to date have generated minimal revenues. We anticipate that we will begin generating recurring revenues during the second quarter of fiscal 2007. While we believe that our turnkey solutions will be well received by potential partners, we do not have the resources to undertake a broad marketing campaign in an effort to secure partners in our target markets. The network of personal relationships of our management is integral to our marketing efforts and we primarily rely on those relationships in our efforts to build our distributor network.

         In addition to securing partners and generating recurring revenues, another significant challenge facing our company is our need for additional working capital. We do not generate sufficient revenue to fund our operations and have relied on short-term borrowings to provide working capital. The terms of some of these notes require significant cash premiums at repayment, as well as significant equity issuances. While the net proceeds from the sale of the callable 6% secured convertible notes during fiscal 2007 provided us with capital to begin establishing our partner network, upgrading certain of our services and for overhead expenses until approximately the second quarter of fiscal 2007, we have approximately $507,000 outstanding under short-term promissory notes which are past due and another related party note in the principal amount of $200,000 together with a premium of $200,000 which is due September 1, 2007. We do not have sufficient funds to satisfy these obligations and the terms of the callable 6% secured convertible notes prohibit us from using the proceeds of those notes to pay these loans. The terms of the callable 6% secured convertible notes also restrict our ability to raise capital. While we are attempting to restructure some of these obligations and we believe that our operations will begin to generate meaningful revenues during fiscal 2007, so long as these short-term notes remain outstanding, one of which is secured by our assets and is presently past due, our ability to continue our operations is in jeopardy.

RESULTS OF OPERATIONS

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ---------------------------
                                                        2006            2005         $ CHANGE       % CHANGE
                                                     -----------     -----------     ----------     --------
                                                             (unaudited)
Revenues ........................................    $     4,537     $     7,816         (3,279)       042%
Cost of revenues ................................         21,048          12,969          8,079        +62%

Operating expenses:
Sales, general and administrative ...............        506,104         167,322        338,782       +202%
Sales, general and administrative - related party              0          16,050        (16,050)        NM
                                                     -----------     -----------
  Total operating expenses ......................        506,104         183,372        322,732       +176%

Operating (loss) ................................       (522,615)       (188,525)       334,090       +177%

Other income (expenses):
Other income - derivatives ......................        710,331       4,963,083     (4,252,752)        NM
Interest (expense) - related party ..............         (7,000)         (7,000)             0          -
Interest (expense) ..............................       (183,214)       (107,823)        75,311        +70%

Net income (loss) ...............................    $    (2,498)    $ 4,659,735     (4,657,237)        NM

NM = not meaningful

REVENUES

         We have generated minimal revenues since inception. Since we began marketing our service through the end of fiscal 2006, our revenues were related to charges to potential partners who were testing our services. Beginning in the second quarter of fiscal 2007 we anticipate that we will begin generating recurring revenues from our first distributor. We are unable, however, to predict at this time the amount of revenue we may generate from this partner in future periods. In addition, in order to increase our revenues, we must continue to develop partner relationships with a wide range of companies in a number of geographic locations that already are serving our target markets.

COST OF REVENUES

         During the three months ended March 31, 2007 our cost of revenues represented the variable costs of network carriers through which we provide our VoIP communications services which is based upon the actual number of minutes used in the period. Our cost of revenues during the three months ended March 31, 2006 consisted of the costs to secure our VoIP communication services with network carriers as well as the cost of phone equipment sold to distributors. We do not anticipate that we will incur any additional fixed costs in providing our services in future periods and that all cost of revenues in future periods will be variable based upon the actual number of minutes used in the period.

GROSS PROFIT

         We reported a gross loss of $16,511 for the first quarter of fiscal 2007 as compared to a gross loss of $5,153 for the first quarter of fiscal 2006. Because we have incurred fixed costs associated with our revenues and cost of revenues in future periods will be the variable cost associated with the minutes actually used, we anticipate that we will increase our gross profit margins in future periods although we are unable to quantify the amount of the increase at this time.

TOTAL OPERATING EXPENSES

         Sales, general and administrative

         Our sales, general, and administrative expenses consist of consultant fees incurred in connection with the sales and support of our VoIP services, consultant fees paid to our executive officers and directors as compensation, general overhead expenses and consultant fees incurred with third party providers. During the three months ended March 31, 2007 our selling, general and administrative expenses increased $338,782, or approximately 202%, from the comparable period in fiscal 2006. These increases included amortization of deferred compensation of $216,242 and increased compensation for sales, as well as increased general and administrative expenses:

         We treat all persons performing services for us as independent contractors and not employees and their compensation is recorded as a consulting fee. We anticipate that we will enter into employment agreements with our executive officers and other consultants presently providing services to us before the end of fiscal 2007. While we anticipate that the overall compensation we are paying these individuals will not increase substantially, the conversion of the status of the individuals from independent contractors to employees will result in an overall increase in our compensation expense in future periods. We anticipate our compensation expense will increase by approximately $10,000 per month during the next 12 months as a result of the hiring of these individuals as employees, absent any increases in their base compensation. We anticipate we will also hire additional personnel during the fiscal 2007 in areas such as sales and marketing and we anticipate that our sales, general and administrative expenses will increase in future periods as our business expands. We are unable at this time to quantify the amount of the increase as we cannot predict the timing of these new hires or the exact amount of compensation which will be paid to them.

         Sales, general and administrative - related party

         During fiscal 2006 we sub-leased our office space from a company affiliated with one of our stockholders and our sales, general and administrative - related party expense during the three months ended March 31, 2006 represents this rental expense. We terminated this arrangement in August 2006 and, accordingly, our sales, general and administrative - related party for the first quarter of fiscal 2007 reflects the termination of this agreement. We do not anticipate recognizing a rental expense to a related party in future periods.

OPERATING LOSS

         We reported an operating loss of $522,615 for the first quarter of fiscal 2007 as compared to an operating loss of $188,525 for the comparable period in fiscal 2006. The increase in our operating loss is primarily attributable to the increase in our sales, general and administrative expenses.

OTHER INCOME (EXPENSES)

         Other income - derivatives

         Other income - derivatives includes the variation in the fair value of embedded conversion feature, freestanding warrants, and liquidated damages. During the three months ended March 31, 2007 we recognized other income of $710,331 which represents the change in the fair value of the derivate instruments between measurement dates, as compared to other income - derivatives of $4,963,083 during the three months ended March 31, 2007. The decrease in the fair value of the derivative liabilities is primarily due to a decrease in our stock price since January 1, 2007. See "The Effect of Derivative Liabilities on Our Financial Statements" appearing later in this section.

         Interest expense and interest expense-related party

         Interest expense and interest expense - related party represents interest incurred on various notes payable, including a $200,000 principal amount note payable due to Arlington Investment Group, an entity controlled by one of our directors. The interest expense consists primarily of the amortization of debt discount as well as interest accrued, whether paid in cash or stock, pursuant to such notes payable. While interest expense - related party was unchanged for the three months ended March 31, 2007 from the comparable period in fiscal 2006, interest expense, which relates to notes due non-affiliated third parties, increased $75,391, or approximately 66%, during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. This increase represents the amortization of debt discount on callable 6% secured convertible notes which was offset by a lower value attributed to the shares issued as payment of interest on notes payable as a result of a lower fair market value of our common stock.

NET INCOME (LOSS)

         We reported a net loss of $2,498 for first quarter of fiscal 2007 as compared to net income of $4,659,735 for the comparable period in fiscal 2006. The net loss reflects the impact of the non-cash other income - derivative liabilities which had the effect of offsetting our substantially all of our operating losses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between March 31, 2007 (unaudited) and December 31, 2006:

                                                          MARCH 31,                           CHANGE
                                                            2007        DECEMBER 31,       (2007 V 2006)
                                                         (UNAUDITED)        2006           $           %
                                                         -----------    -----------    ---------    ------
Working capital (deficit) ............................   $(2,419,032)   $(2,400,040)      18,992        NM
Cash .................................................   $   164,645    $   171,964       (7,319)    -4.3%
Other current assets .................................   $    18,732    $         0       18,732     +100%
Property and equipment, net ..........................   $    17,347    $    17,513         (166)       NM
Deferred financing fees, net .........................   $   209,209    $   181,986       27,223    +15.0%
Security deposits ....................................   $    23,500    $         0       23,500     +100%
Total assets .........................................   $   433,433    $   388,063       45,370    +11.7%

Accounts payable and accrued expenses ................   $    82,338    $    93,585      (11,247)   -12.0%
Deferred revenues ....................................   $     6,799    $    20,466      (13,667)   -66.8%
Derivative liabilities ...............................   $ 1,166,536    $ 1,521,667     (355,131)       NM
Due to- related party ................................   $   188,350    $   118,350            0       n/a
Note payable to related party and accrued interest ...   $   408,667    $   410,567       (1,900)       NM
Convertible promissory notes and accrued interest, net   $   345,357    $    83,248      262,109     +315%
Notes payable and accrued interest ...................   $   474,362    $   540,220      (65,858)   -12.2%
Total current liabilities ............................   $ 2,602,409    $ 2,788,103     (185,694)    -6.6%
Total liabilities ....................................   $ 2,602,409    $ 2,788,103     (185,694)    -6.6%

NM = not meaningful

         At March 31, 2007 our working capital deficit remained relatively constant at $2,419,032 from $2,400,040 at December 31, 2006. Our total assets at March 31, 2007 increased by $45,370, or approximately 12%, from December 31, 2006. This increase is attributable to increases in other current assets, security deposits and deferred financing fees, offset by a slight reduction in cash. Other current assets includes security deposits from distributors. The increase in security deposits reflects amounts paid to network carriers, and the increase in deferred financing fees reflects the payment of a finder's fee of $50,000 in connection with the sale of our callable 6% secured convertible notes.

         Our total liabilities at March 31, 2007 declined from December 31, 2006, primarily a result of the effect of the decrease in derivative liabilities at December 31, 2006 period as described below. Other changes in our total liabilities from period to period included an increase in accounts payable and accrued expenses which was offset by decreases in deferred revenues and notes payable and accrued interest. Deferred revenues represents a deposit from resellers of our services which we apply against the usage fees as incurred. Due to related party, which was unchanged at March 31, 2007 from December 31, 2006, represents amounts accrued as rent expense under the sublease for our previous principal executive offices. In addition, at March 31, 2007 our balance sheet reflects convertible promissory notes and accrued interest, net of discount of $1,180,728, of $345,357. This aggregate amount, including the discount, represents the amounts due under the callable 6% secured convertible notes described below.

         Note payable to related party and accrued interest at each of March 31, 2007 and December 31, 2006 is an amount due an entity wholly-owned by Mr. Vincent Landis, a member of our Board of Directors. During June 2005, we issued a note payable to Arlington Investment Group, Inc. for $200,000. We used the funds for working capital. During March 2007 the due date of the note was extended from March 1, 2007 to September 1, 2007 in consideration of a $20,000 extension fee. The note bears interest at 14% per annum and accrued interest, together with a cash premium payment of $200,000, are due at maturity. We recognized $7,000 and $28,000, respectively, of interest expense in connection with this note during the three months ended March 31, 2007 and fiscal 2006.

         Net cash used in operating activities for the three months ended March 31, 2007 was $388,122 as compared to $159,012 for the comparable period in fiscal 2006, an increase of $299,110. During the first quarter of fiscal 2007 we used cash in operating activities to fund increases in security deposits $(6,900), other current assets, which included security deposits from distributors ($18,732) and accounts payable and accrued expenses ($11,247), and we had non-cash income of $353,935. These increases were offset by decreases in deferred revenues ($13,667), accrued interest on promissory notes - related party ($1,900) and accrued interest and premiums on promissory notes $(20,757). For the comparable period in fiscal 2006 we used cash in operating activities to fund increases in accounts receivable ($226), accounts payable - related party ($16,050), deferred revenues ($652), accounts payable and accrued expenses ($5,202), accrued interest on promissory notes - related party ($2,334) and accrued interest and premiums on promissory notes ($24,689) and we had non-cash income of $4,869,929.

         Net cash used in investing activities for the three months ended March 31, 2007 was $2,531 as compared to $0 for the comparable period in fiscal 2006. This increase reflects the purchase of property and equipment during the quarter.

         Net cash provided by financing activities for the three months ended March 31, 2007 was $383,334 as compared to $159,532 for the three months ended March 31, 2006, an increase of $223,802. During the first quarter of fiscal 2007 we received net proceeds of $450,000 from the issuance of callable 6% secured convertible notes, after payment of deferred financing costs of $50,000, which was offset by principal repayment of notes totaling $66,666. During the first quarter of fiscal 2006 we received proceeds of $125,000 from the issuance of promissory notes and utilized a bank overdraft of $34,532.

         We have generated minimal revenues since inception. Our revenues are not sufficient to pay our operating expenses and we have relied upon short-term borrowings to provide funds for working capital. Exclusive of the $1,500,000 principal amount callable 6% secured convertible notes we issued in fiscal 2006 in the transaction described below, we have an aggregate of approximately $907,000 due under short term notes, of which $507,000 is past due as of May 14, 2007. The balance of the outstanding notes become due in September 2007. Some of these outstanding notes include terms which either require principal repayments in excess of the original amount lent, as well as shares of our common stock upon maturity. We do not presently have sufficient funds to pay any of these notes. We have granted one of the holders of these short-term notes a security interest in our assets. If we were unable to pay the note when it becomes due and the note holder was to seek to collect this note, this note holder would be entitled to foreclose on our assets. This event could also cause a default in our callable 6% secured convertible notes. If we default on the callable 6% secured convertible notes the note holders we are subject to a number of penalties in addition to the obligation to repay the principal and accrued interest. In either event, we would be unable to continue our operations.

6% CALLABLE SECURED CONVERTIBLE NOTES

         On August 31, 2006, we completed a financing to four accredited investors of our callable 6% secured convertible notes and seven year common stock purchase warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.40 per share. During fiscal 2006 $1,000,000 principal amount of the notes were issued, including $500,000 principal amount of notes were issued and paid for at the closing and an additional $500,000 principal amount of notes was issued and paid for within three days from the date we filed the registration statement with the Securities and Exchange Commission registering the shares underlying the notes. The remaining $500,000 principal amount of notes was issued and paid for during the first quarter of fiscal 2006 following the January 11, 2007 effective date of the registration statement. The notes mature on August 29, 2009.

         The notes are convertible at the holder's option into shares of our common stock at a variable price equal to 50% of the average of the lowest three trading prices for our common stock as reported on the OTCBB during the 20 trading day period ending one trading day prior to the date the conversion notice is sent to us by the note holder. Since the effective date of the registration statement through March 31, 2007 the holders have converted an aggregate of $6,850 principal amount and accrued interest due under the callable 6% convertible promissory notes into an aggregate of 400,000 shares of our common stock with an average conversion price of $0.02 per share. Since March 31, 2007 through May 14, 2007 the holders have converted an additional $2,000 principal amount and accrued interest due under the callable 6% convertible promissory notes into an aggregate of 350,000 shares of our common stock with an average conversion price of $0.01 per share.

         The ability of the note holders to convert the notes is limited in that no note holder has the right to convert its callable 6% secured convertible note if, by virtue of such conversion, the holder and its affiliates would become the beneficial owner of more than 4.99% of our common stock or during any month immediately succeeding a determination date on which a note holder exercises its prepayment option. The purchasers of the callable 6% secured convertible notes are affiliates. This restriction significantly limits the note holders' ability to convert the notes into equity. While the notes remain outstanding we continue to accrue interest on the obligations.

         The notes are secured by a security interest in all of our assets including our intellectual property. The notes also contain certain restrictive covenants which provide that so long as the notes are outstanding we are prohibited from taking certain actions without the consent of the note holders including borrowing any money except for indebtedness to trade creditors or borrowings for which the proceeds will be used to satisfy the notes. In addition, until July 10, 2007, we have agreed that without the prior written consent of a majority in interest of the note holders we will not enter into an equity financing transaction, including a debt financing with an equity component, which involves the issuance of (i) any shares of common stock at a discount to the market price of our common stock on the date of issuance, (ii) any securities which are convertible into an indeterminate number of shares of our common stock, or (iii) any warrants.

         In addition, unless there are further postponements by the Securities and Exchange Commission of the enactment of Section 404 of the Sarbanes-Oxley Act of 2002 as it relates to small business issuers such as our company, in connection with our annual report for our fiscal year ending December 31, 2007 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls as we do not have the expertise to conduct the necessary evaluation. While we have yet to engage such a consulting firm, we expect to incur consulting fees in developing the necessary documentation and testing procedures required. We are unable at this time to predict the amount of these fees.

         Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. In addition to funds necessary to fund our recurring operating expenses, fund our compliance with the phase in of Section 404 of the Sarbanes-Oxley Act of 2002 as it relates to small business issuers and satisfy our obligations, we will require significant additional capital to continue to implement our business model. Our future capital requirements depend primarily on the rate at which we can increase our revenues and thereby decrease our use of cash to fund operations.

         We do not have any commitments for additional capital and there are no assurances that we will be successful in raising working capital given the early stage of our operations and the terms of the callable 6% secured convertible notes. There are no assurances that we will have sufficient funds to pay our operating expenses and our obligations as they become due, fund compliance with
Section 404 of the Sarbanes-Oxley Act of 2002 or continue to implement our business model for the next 12 months. If we are unable to raise additional capital, we may be unable to continue our operations and our stockholders could lose their entire investment in our company.

THE EFFECT OF DERIVATIVE LIABILITIES ON OUR FINANCIAL STATEMENTS

         During March 2005 we issued a convertible promissory note in the principal amount of $100,000, the terms of which permitted the lender to convert the principal and accrued interest into shares of our common stock at a 25% discount of the fair value of the shares at the date of conversion. In addition, as described earlier in this section in fiscal 2006 and the first quarter of fiscal 2007 we issued the callable 6% secured convertible notes which are also convertible into equity at a discount to market. Because the conversion price of the notes is tied to the market value of our common stock and therefore there is no explicit number of shares that are to be delivered upon satisfaction of the convertible promissory note, we are unable to assert that we have sufficient authorized and unissued shares to settle such note. Accordingly, as required under generally accepted accounting principles, all of our instruments which are convertible into shares of our common stock, such as warrants and options, were classified as derivative liabilities on our financial statements.

         The application of EITF Issue No. 00-19 on our financial statements for the three months ended March 31, 2007 and 2006 resulted in other income to us of $710,331 and $4,963,083, respectively. While this income item is non-cash, the application of the accounting standard has a significant impact on our consolidated statement of operations for the periods and, in both periods, served to offset our operating losses. In addition, at March 31, 2007 our balance sheet reflected a current liability of $1,166,536 related to the derivative liability which represents a non-cash liability. Both of these non-cash items are tied to the market value of our common stock and, if the price declines, we could be required to report a non-cash expense associated with the derivative liability in future periods and the carrying value of the liability could increase. While we cannot predict the impact of this accounting standard on our financial statement in future periods as the income/expense calculation is based upon a current market value of our common stock, it is likely that it will have similar impacts on our financial statement in future periods.

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

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

         There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

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

                                        Tradequest International, Inc.

                                        By: /s/ Luis Alvarez
                                            ----------------
May 15, 2007                            Luis Alvarez, CEO,
                                        principal executive officer and
                                        principal accounting officer