Form 10QSB
period 2007-06-30
TRADEQUEST INTERNATIONAL INC
filed 2007-08-17
CIK 29322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly report ended June 30, 2007

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


                                 (305) 377-2110
                                 --------------
                           (Issuer's telephone number)


                                 not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At August 15, 2007, there were 82,305,142 shares of common stock were issued and outstanding.

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

                           OTHER PERTINENT INFORMATION

         References in this report to "Tradequest", the "Company", "we", "us" and "our" are to Tradequest International, Inc. a Nevada corporation, and our subsidiary.

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements ....................................3

Consolidated Balance Sheet at June 30, 2007 (unaudited)........................3

Consolidated Statement of Operations for the three and six months ended
June 30, 2007 and 2006 (unaudited) ............................................4

Consolidated Statements of Cash Flows for the six months ended
June 30, 2007 and 2006 (unaudited) ............................................5

Notes to Unaudited Consolidated Financial Statements ..........................6

Item 2.  Management's Discussion and Analysis or Plan of Operation ...........22

Item 3.  Controls and Procedures .............................................28

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........29

Item 3.  Defaults Upon Senior Securities .....................................31

Item 4.  Submission of Matters to a Vote of Security Holders .................31

Item 5.  Other Information ...................................................31

Item 6.  Exhibits.............................................................31

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEET
                                           June 30, 2007
                                             Unaudited
                                              ASSETS
Current Assets:
  Cash ...........................................................................   $     64,794
  Accounts receivable ............................................................            866
  Other current assets ...........................................................         27,862
                                                                                     ------------
                                                                                           93,522

  Property and equipment, net of accumulated depreciation of $18,965 .............         13,725
  Deferred financing fees, net of accumulated amortization of $47,461 ............        242,792
  Security deposits ..............................................................         70,478
                                                                                     ------------

     Total assets ................................................................   $    420,517
                                                                                     ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses ..........................................   $    123,085
  Deferred revenues ..............................................................         10,589
  Derivative liabilities .........................................................      1,396,049
  Due to related party ...........................................................        118,350
  Note payable to related party and accrued interest .............................        408,667
  Notes payable and accrued interest .............................................        474,362
                                                                                     ------------

     Total current liabilities ...................................................      2,531,102

Long term liabilities:
  Convertible promissory notes and accrued interest, net of discount of $1,294,216        528,675

Stockholders' Deficit:
  Preferred stock; $0.001 par value, 10,000,000 shares authorized,
    1,000,000 issued and outstanding .............................................          1,000
  Common stock; $.001 par value, 100,000,000 shares authorized,
    78,595,137 issued and outstanding ............................................         78,595
  Additional paid-in capital .....................................................      8,079,431
  Deferred compensation ..........................................................       (118,119)
  Accumulated deficit ............................................................    (10,680,167)
                                                                                     ------------

     Total stockholders' deficit .................................................     (2,639,260)
                                                                                     ------------

     Total liabilities and stockholders' deficit .................................   $    420,517
                                                                                     ============

                           See Notes to Unaudited Financial Statements.

                                                 3

                                TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                      Three-month period ended         Six-month period ended
                                                              June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                        2007            2006            2007            2006
                                                    ------------    ------------    ------------    ------------
                                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues- products ..............................   $     40,000    $          -    $     40,000    $          -
Revenues- services ..............................         17,183           2,500          21,720          10,316
                                                    ------------    ------------    ------------    ------------
Revenues ........................................         57,183           2,500          61,720          10,316

Cost of revenues- products ......................         36,622               -          36,622               -
Cost of revenues- services ......................         29,311           7,918          50,359          20,887
                                                    ------------    ------------    ------------    ------------
Cost of revenues ................................         65,933           7,918          86,981          20,887

Gross loss: .....................................         (8,750)         (5,418)        (25,261)        (10,571)

Operating expenses:
  Sales, general and administrative .............        530,096         154,051       1,036,200         321,373
  Sales, general and administrative-related party              -          16,050               -          32,100
                                                    ------------    ------------    ------------    ------------
     Total operating expenses ...................        530,906         170,101       1,036,200         353,473
                                                    ------------    ------------    ------------    ------------

     Operating loss .............................       (538,846)       (175,519)     (1,061,461)       (364,044)
                                                    ------------    ------------    ------------    ------------

Other income (expenses):
Other income-derivatives ........................          7,107       3,707,715         717,438       8,670,798
Interest expense-related party ..................        (27,000)         (7,000)        (34,000)        (14,000)
Interest expense ................................       (160,228)       (159,599)       (343,442)       (267,422)
                                                    ------------    ------------    ------------    ------------

Net income ......................................   $   (718,967)   $  3,365,597    $   (721,465)   $  8,025,332
                                                    ============    ============    ============    ============

Basic income per share ..........................   $      (0.01)   $       0.06    $      (0.01)   $       0.14
                                                    ============    ============    ============    ============

Diluted loss per share ..........................   $      (0.01)   $      (0.01)   $      (0.02)   $      (0.01)
                                                    ============    ============    ============    ============

Basic weighted average shares outstanding .......     77,270,925      57,189,981      76,796,459      57,152,720
                                                    ============    ============    ============    ============

Diluted weighted average shares outstanding .....     77,270,925      57,189,981      76,796,459      57,152,720
                                                    ============    ============    ============    ============

                                 See Notes to Unaudited Financial Statements.

                                                      4

                                TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                             For the six-month
                                                                                                period ended
                                                                                                  June 30,
                                                                                         --------------------------
                                                                                             2007           2006
                                                                                         -----------    -----------
                                                                                         (Unaudited)    (Unaudited)
Cash flows from operating activities:
Net income (loss) ....................................................................   $  (721,465)   $ 8,025,332
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Amortization of debt discount ......................................................       236,322        122,609
  Amortization of deferred compensation ..............................................       434,885              -
  Amortization of deferred financing costs ...........................................        47,194              -
  Fair value of derivative liabilities at date of issuance, in excess of debt discount             -          9,000
  (Decrease) increase in fair value of derivative liabilities ........................      (717,438)    (8,678,830)
  Fair value of shares issued in satisfaction of interest on note payable ............         5,670         66,441
  Fair value of shares issued for compensation .......................................        20,000
  Write-off of deferred financing fees ...............................................             -         10,000
  Depreciation .......................................................................         6,643          5,001
Changes in operating assets and liabilities
  Accounts receivable ................................................................          (866)           (48)
  Security deposits ..................................................................       (53,878)             -
  Other current assets ...............................................................       (27,862)             -
  Accounts payable to related party ..................................................             -         32,100
  Deferred revenues ..................................................................        (9,877)           662
  Accounts payable and accrued expenses ..............................................        29,500         (2,461)
  Accrued interest on promissory notes-related party .................................        (1,900)             -
  Accrued interest and premiums on promissory notes ..................................        43,423         78,129
                                                                                         -----------    -----------

Net cash used in operating activities ................................................      (709,649)      (332,065)

Cash flows from investing activity:
  Purchase of property and equipment .................................................        (2,855)          (470)
                                                                                         -----------    -----------
Net cash used in financing activities ................................................        (2,855)          (470)

Cash flows from financing activities:
  Proceeds from issuance of convertible promissory notes .............................       780,000         75,000
  Proceeds from issuance of promissory notes .........................................             -        310,000
  Principal repayments of promissory notes ...........................................       (66,666)       (37,500)
  Payment of deferred financing costs ................................................      (108,000)             -
  Use of bank overdraft ..............................................................             -        (10,256)
                                                                                         -----------    -----------

Net cash provided by financing activities ............................................       605,334        337,244

(Decrease) increase in cash ..........................................................      (107,170)         4,709

Cash, beginning of period ............................................................       171,964              -
                                                                                         -----------    -----------

Cash, end of period ..................................................................   $    64,794    $     4,709
                                                                                         ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest ...........................................   $    46,733    $    21,498
                                                                                         ===========    ===========

  Cash paid during the period for taxes ..............................................   $         -    $         -
                                                                                         ===========    ===========

Supplemental schedule of non-cash financing and investing activities:

Fair value of embedded conversion features and corresponding increase in debt discount   $   600,800    $   107,250
                                                                                         ===========    ===========

Reclassification of contracts from liability to equity ...............................   $     8,980    $ 4,858,184
                                                                                         ===========    ===========

Conversion of convertible promissory notes ...........................................   $    12,710    $         -
                                                                                         ===========    ===========

                                 See Notes to Unaudited Financial Statements.

                                                      5

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

The Company was incorporated under the laws of the State of Mississippi on August 8, 1966 and it was reincorporated in Nevada on August 17, 2005. During August 2005, the Company acquired IP1 Network Corporation ("IP1"). The Company is an Internet communications provider offering worldwide Voice over Internet Protocol ("VoIP") and other Internet protocol ("IP") services to medium and large size synergistic businesses that can offer such IP services to their client base. The Company is providing such services by leveraging the IP infrastructure of various telecommunications provider. The initial marketing programs are aimed at the Latin American market. The Company's operations are located in South Florida.

Going Concern
-------------

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $10.7 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

In the opinion of the management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2007, and the results of operations and cash flows for the six-month period ending June 30, 2007 have been included. The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2006.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Concentration of Credit Risks
-----------------------------

The Company is subject to concentrations of credit risk primarily from cash. During the six-month period ended June 30, 2007, the Company reached bank balances exceeding the FDIC insurance limit. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

Product Concentration
---------------------

The Company earns all of its revenues from providing worldwide VoIP and other IP services to medium and large size synergistic businesses that can offer such IP services to their client base.

Customer Concentration
----------------------

One of the Company's clients accounted for 65% of the revenues during the six-month period ended June 30, 2007.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

Earnings per Share
------------------

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to the convertible promissory notes amounted to 59,853,333 and 15,180,000 at June 30, 2007 and 2006, respectively. Such outstanding options, warrants and shares equivalent issuable pursuant to convertible debt are excluded from the loss per share computation for that period due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share:

                                                Six-month Period Ended June 30,
                                                     2007              2006
                                                -------------     -------------
Numerator:
Net income (loss) ..........................    $    (721,465)    $   8,025,332
Other income, net - derivatives ............         (717,438)       (8,670,698)
                                                -------------     -------------
Numerator for diluted earnings per share ...    $  (1,438,903)    $    (645,466)
                                                =============     =============

Denominator:
Denominator for basic and diluted
earnings per share - Weighted average
shares outstanding .........................       76,796,459        57,152,720

Basic earnings (loss) per share ............    $       (0.01)    $       (0.14)
                                                =============     =============
Diluted earnings (loss) per share ..........    $       (0.02)    $       (0.01)
                                                =============     =============
Anti-dilutive weighted-average shares ......      334,478,000        15,104,583
                                                =============     =============

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Depreciation expense amounted to approximately $7,000 and $5,000 during the six-month period ended June 30, 2007 and 2006, respectively.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

The Company accounts for share-based payments awarded to consultants pursuant to FAS No. 123R and EITF No. 96-16, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Share-based payments awarded to consultants, including those awarded by another holder of an economic interest in the Company as compensation for services to the Company, are share-based payments transactions. The Company measures the fair value of the equity instruments to consultants using the stock price and other measurement assumptions as of the earlier of either of the following: 1) the date at which a commitment for performance, as defined, by the counterparty to earn the equity instruments is reached, or 2) the date at which the counterparty's performance is complete.

During July 2005, the Company issued 2,610,000 options to a consultant of the Company, with an exercise price of $0.01. Such options are not vested or exercisable at June 30, 2007. There is no expiration date on the options. The options vest in the year in which the Company achieves $20 million in revenues, and a pro rata portion of the options would vest in the year in which the Company achieves $10 million in revenues. Accordingly, no compensation cost associated with the options is recognized during the six-month period ended June 30, 2007 and 2006, respectively.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

In February 2007, the FASB issued FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in the Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

   o  Recognized financial assets and financial liabilities except:

   o  An investment in a subsidiary that the entity is required to consolidate

   o An interest in a variable interest entity that the entity is required to consolidate

   o Employers' and plans' obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, "Accounting and Reporting by Defined Benefit Pension Plans", No. 87, "Employers' Accounting for Pensions", No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", No. 112, "Employers' Accounting for Postemployment Benefits", No. 123 (revised December 2004), "Share-Based Payment", No. 43, "Accounting for Compensated Absences", No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", and APB Opinion No. 12, "Omnibus Opinion--1967"

   o Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, "Accounting for Leases" (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.)

   o Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions

   o Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder's equity (including "temporary equity"). An example is a convertible debt security with a noncontingent beneficial conversion feature.

   o Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

   o Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

   o Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement.

The fair value option:

   o May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

   o  Is irrevocable (unless a new election date occurs)

   o  Is applied only to entire instruments and not to portions of instruments.

This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements". No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date).

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company subleased space used for its headquarters' and operational activities from an entity affiliated to one of its stockholders. The sublease provided for monthly payments of approximately $5,000. The Company incurred approximately $0 and $32,100 during the six-month period ended June 30, 2007 and 2006, respectively. During August 2006, the related party relinquished all its rights under the sublease at the condition that the Company vacated the premises by August 31, 2006, which it did. The Company owed approximately $118,000 to the related party prior to vacating the premises.

During June 2005, the Company issued a $200,000 note payable to an entity wholly-owned by one of its executive officers. The note is secured by substantially all assets of the Company. The note bears interest at 14% per annum and includes a repayment premium of $200,000 at December 15, 2005. The note, including accrued interest and premium initially matured on December 15, 2005 and was extended to March 1, 2007. On March 1, 2007, the note was extended to September 1, 2007 for an extension fee of $20,000. The Company recognized approximately $34,000 and $14,000 of interest expense in connection with this note during the six-month period ended June 30, 2007 and 2006, respectively. The amount payable under the note amounts to approximately $408,000 at June 30, 2007. The Company paid approximately $47,000 and $12,000 of interest expense during the six-month period ended June 30, 2007 and 2006, respectively.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

AUGUST 2006 TRANSACTION

During August 2006, the Company issued $500,000 convertible promissory notes which provide for, among other things, a conversion price amounting to 50% of the market price of the Company's common shares and liquidated damages in the event the Company does not timely register the shares issuable pursuant to the convertible promissory notes. Accordingly, on August 31, 2006, the Company was no longer be able to assert that it has a sufficient number of authorized but unissued shares to satisfy its obligations under the convertible promissory notes and all other outstanding warrants and other convertible instruments. Therefore, the Company accounted for the convertible promissory notes, outstanding warrants, and other convertible instruments as derivative contracts and recorded a corresponding liability based on the fair value of such derivatives at the measurement dates.

Between November 2006 and May 2007, the Company issued an additional $1,280,000 convertible promissory notes which provide for similar terms as those issued during August 2006.

The Company believes that the aforementioned embedded derivatives and freestanding warrants met the criteria of SFAS 133 and EITF 00-19, when appropriate, at June 30, 2007 and 2006, respectively, and were accounted for as separate derivatives with a corresponding value recorded as liability.

The fair value of the derivative liabilities issued during the six-month periods ended June 30, 2007 and 2006, respectively, were as follows:

                                Six-month period ended    Six-month period ended
                                    June 30, 2007             June 30, 2006
                                    -------------             -------------

Freestanding warrants ..........       $      -                  $ 24,218
Embedded conversion feature ....        600,800                    84,000
                                       --------                  --------
                                       $600,800                  $108,218
                                       ========                  ========

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 3 - DERIVATIVE LIABILITIES-CONTINUED

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features, at their issuance date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants

                                Six-month period ended    Six-month period ended
                                    June 30, 2007             June 30, 2006
                                    -------------             -------------

Market price: ..................        $0.01                  $0.50 - 0.51
Exercise price: ................        $0.40                  $0.50 - 1.50
Term: ..........................       7 years                   3 years
Volatility .....................         57%                       110%
Risk free interest rate: .......        4.89%                     5.17%
Number of warrants: ............     10,000,000                   85,000

Embedded conversion features

                                Six-month period ended    Six-month period ended
                                    June 30, 2007             June 30, 2006
                                    -------------             -------------

Market price: ..................    $0.01 - $0.05                 $1.00
Conversion price: ..............   $0.005 - $0.025             $0.30 - 0.50
Term: ..........................    2.6 - 3 years               0.5 years
Volatility .....................     52.5 - 57%%                   110%
Risk free interest rate: .......     4.82 - 4.8%                  4.82%
Maximum liability: .............      $780,000                   $75,000

The fair value of the derivative liabilities outstanding at June 30, 2007 is as follows:

                                                             At June 30, 2007
                                                             ----------------

Freestanding warrants ....................................      $   90,000
Embedded conversion feature ..............................       1,306,049
                                                                ----------
                                                                $1,396,049

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 3 - DERIVATIVE LIABILITIES-CONTINUED

Freestanding warrants

                                                             At June 30, 2007
                                                             ----------------

Market price: ............................................         $0.05
Exercise price: ..........................................     $0.001 - 1.50
Term: ....................................................    0.75 - 7 years
Volatility ...............................................      52.5 - 57%
Risk free interest rate: .................................     4.54 - 4.89%
Number of warrants: ......................................      33,410,000


Embedded conversion features

                                                             At June 30, 2007
                                                             ----------------

Market price: ............................................        $0.015
Conversion price: ........................................        $0.0025
Term: ....................................................    2.42 - 3 years
Volatility ...............................................          57%
Risk free interest rate: .................................         4.89%
Maximum liability: .......................................      $1,780,000

The Company used the following methodology to value the embedded conversion features and liquidated damages:

The Company had 2,610,000 outstanding options issued to non-employees for which performance has not occurred at December 31, 2006. The fair value of such options will be recognized when performance has occurred, pursuant to EITF 00-19.

The aggregate fair value of the warrants and embedded conversion feature issued during the six-month period ended June 30, 2007 and 2006 amounted to approximately $600,800 and $116,000 at the date of their issuance of which approximately $600,800 and $107,000 has been recognized as debt discount.

The aggregate fair value of the embedded conversion features reclassified from liability to equity contracts, pursuant to conversion of convertible promissory notes, amounted to approximately $9,000 during the six-month period ended June 30, 2007.

The decrease in fair value of the derivatives between their measurement date and June 30, 2007 and 2006, respectively, amounting to approximately $717,000 and $8.7 million, has been recognized as other income.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 4 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE

Convertible promissory note and notes payable at June 30, 2007 consist of the following:

   o $110,000 convertible promissory note, bearing interest at 10% per annum, initially maturing on March 22, 2006. On June 28, 2006, the lender has agreed to amend the convertible promissory note as follows: 1) extended the maturity date, with principal, accrued interest and penalty aggregating $125,000,toSeptember 22, 2006. The convertible promissory note was further extended and is now due March 1, 2007. The lender no longer has the option to convert the promissory note into the Company's common shares. The Company owes $100,000 and $220 in principal and accrued interest and penalties, respectively, at June 30, 2007. The promissory note is unsecured. The note is currently in default.

   o $100,000 note payable, bearing no stated interest, with principal repayment of $150,000 initially due on February 15, 2006. The Company owes $90,000 under such note at June 30, 2007. The maturity of the note was extended twice and is now March 31, 2007. In consideration for the extensions, the Company issued in aggregate 35,000 warrants and 300,000 shares of its common stock. The warrants are exercisable at $1 per share and expire on April 2009. The note is unsecured. The note is currently in default.

   o $100,000 notes payable, bearing no stated interest, with principal repayment of $100,000 initially due on March 15, 2006 as well as 40,000 shares of the Company's common stock. The maturity of the notes was extended four times and is now August 1, 2007, with six equal installments from March 1 to August 1, 2007. In consideration for the extensions, the Company issued in aggregate 275,000 shares to the note holders. The Company owes $66,667 in principal at June 30, 2007. The notes are unsecured. The Company did not make its April 1, 2007 payment. The notes are currently in default.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 4 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE-CONTINUED

   o $1,500,000 convertible promissory notes, bearing interest at 6% due on August 29, 2009. This convertible promissory note is part of a $1,500,000 financing of its 6% Secured Convertible Notes and Common Stock Purchase Warrants to purchase 10,000,000 shares of common stock. At the initial closing $500,000 of notes were issued and paid for. In addition, $500,000 principal amount of notes were funded in December 2006, the date the Company filed its registration statement, and the remaining $500,000 principal amount of notes was funded in January 2007, at the date that the registration statement was declared effective with the Securities and Exchange Commission. The warrants were issued at the closing and are exercisable at $.40 per share, subject to adjustment, and expire on August 29, 2013. The amount owed under such notes amounted to $1,487,290 in principal and $55,288 in interest at June 30, 2007.

   o $280,000 convertible promissory notes, bearing interest at 6% due on May 31, 2010. This convertible promissory note is part of a $280,000 financing of its 6% Secured Convertible Notes and Common Stock Purchase Warrants to purchase 10,000,000 shares of common stock issued in May 2007. The warrants were issued at the closing and are exercisable at $.40 per share, subject to adjustment, and expire on August 29,2013. The amount owed under such notes amounted to $280,000 in principal and $313 in interest at June 30, 2007.

      The purchasers of the convertible promissory notes are four accredited institutional investors. The exercise of the warrants and conversion of the notes are subject to a 4.99% cap of the beneficial ownership that each purchaser may have at any point in time while the securities are outstanding.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 4 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE-CONTINUED

      The Company has agreed to file a registration statement covering the shares of common stock underlying the securities issued, the current obligation for which has been waived by the investors. In the event the registration statement is not ultimately filed by the applicable date or does not become effective within 120 days from such date, the Company is required to pay liquidated damages equal to 2% of the principal amount of the notes outstanding on a monthly basis until the registration covenant is satisfied. The damages may be satisfied in common shares of Tradequest at our option. The transaction documents also provide for the payment of liquidated damages to the investors in certain events, including the Company's failure to maintain an effective registration statement covering the resale of the common shares issuable upon conversion or exercise of the securities.

The Company generated gross proceeds of $780,000 and $75,000 pursuant to the issuance of convertible promissory notes during the six-month period ended June 30, 2007 and 2006, respectively.

The Company issued 1,350,000 shares of common stock to holders of the $1,500,000 convertible promissory notes pursuant to notices of conversion of $12,710 in principal during the six-month period ended June 30, 2007.

On May 15, 2007 the Company received a notice entitled Notice of Default in Payment from a lender related to a $50,000 principal amount unsecured promissory note. The Company originally borrowed the funds in February 2006 and delivered a promissory note. As extended, the obligation was due upon the Company's receipt of the third tranche of proceeds from the sale of the initial callable 6% secured convertible notes. The notice received on May 15, 2007 specified that the Company had until May 23, 2007 to satisfy the obligation. The Company did not satisfy the obligation by the date specified in the Notice of Default in Payment, but are negotiating with the lender regarding a further extension of the obligation.

Certain of the other aforementioned notes are in default. Management is negotiating with the appropriate note holders to either satisfy or extend the maturity of the notes. Management cannot determine whether it will be successful in extending the maturity of such notes.

The fair value of certain warrants and embedded conversion features issued and outstanding at June 30, 2007 and 2006 has been accounted as derivative liabilities. A debt discount of approximately $600,800 and $107,000 has been recognized pursuant to the issuance of the warrants and embedded conversion features during the six-month period ended June 30, 2007 and 2006, respectively. The debt discount is amortized using the effective interest method and amounted to approximately $236,000 and $123,000 during the six-month period ended June 30 31, 2007 and 2006, respectively.

The Company issued 94,494 and 55,611 shares of common stock in connection with certain notes payable during the six-month period ended June 30, 2007 and 2006, respectively. The fair value of such shares amounted to $6,000 and $66,000 during the six-month period ended June 30, 2007 and 2006, respectively.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 5 - STOCKHOLDERS' DEFICIT

Interest expense, including the amortization of debt discount, amounted to approximately $343,000 and $267,000 during the six-month period ended June 30, 2007 and 2006, respectively.

Warrants

Pursuant to the $50,000 promissory note issued in February 2006, the Company issued 30,000 warrants during fiscal 2006. The exercise price of the warrants amounts to $1.50 per share. Such warrants expire in March 2009.

Pursuant to the $280,000 promissory note issued in May 2007, the Company issued 10,000,000 warrants during the six-month period ended June 30, 2007. The exercise price of the warrants amounts to $0.40 per share. Such warrants expire in May 2010.

The fair value of all warrants issued during the six-month period ended June 30, 2007 and 2006 has been recorded as derivative liabilities at their date of issuance. On June 28, 2006, the Company reclassified the warrants as equity contracts and recorded their fair value at that date as additional paid-in capital. During August 2006, in connection with the issuance of the August Convertible Promissory Notes, the Company reclassified the outstanding warrants as liability contracts and recorded their fair value at that date as other expenses.

Common Stock

The Company issued 94,494 and 55,611 shares of common stock in connection with certain notes payable during the six-month period ended June 30, 2007 and 2006, respectively. The fair value of such shares amounted to $6,000 and $66,000 during the six-month period ended June 30, 2007 and 2006, respectively.

The Company issued shares for one-year term services during fiscal 2006. The aggregate fair value of such shares amounted to approximately $877,000 and is amortized over the term of the contracts. The Company recognized amortization of deferred compensation in connection with such services of approximately $435,000 during the six-month period ended June 30, 2007.

The Company issued 2,000,000 shares of its common stock to an investor relations firm during the six-month period ended June 30, 2007. The aggregate fair value of such shares amounted to approximately $20,000 and is included in selling, general and administrative expenses.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 5 - STOCKHOLDERS' DEFICIT-CONTINUED

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

NOTE 6 - SUBSEQUENT EVENTS

The Company issued 1,800,000 shares of common stock pursuant to the conversion of convertible promissory notes of approximately $7,000 between July 2007 and August 2007.

The Company issued 2,911,364 shares of common stock pursuant to the exercise of 3,050,000 cashless warrants.

The Company issued 2,000,000 shares of its common stock to an individual for services as chief technology officer during August 2007. The fair value of the shares issued amounted to approximately $20,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Our business model is to provide full service, turnkey IP-based communication solutions to strategic partners that deliver VoIP service to their customers. Our branded turnkey IP-based communication solution provides a partner with the equipment, software, and support necessary to market a custom tailored VoIP service. We are targeting partners that include equipment manufacturers, technology integrators, cellular vendors, cable companies that do not want to undertake the financial burden of creating an IP-based telecommunication infrastructure as well as wholesale relationships with communications providers, aggregators and resellers, ISPs and other broadband and service providers. Our marketing concentration is in the Caribbean, Central and South America. We targeted these geographic areas as we believe these areas are starting to embrace broadband and, as a result of government regulations of telecommunications providers, are generally insulated from the intense competition of the U.S. communications market.

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

         We began marketing our service on a test basis during the third quarter of fiscal 2005 and to date have generated minimal revenues. We began generating recurring revenues during the second quarter of fiscal 2007, however our cost of revenues continues to result in a gross loss on our sales. While we believe that our turnkey solutions will be well received by potential partners, we do not have the resources to undertake a broad marketing campaign in an effort to secure partners in our target markets. The network of personal relationships of our management is integral to our marketing efforts and we primarily rely on those relationships in our efforts to build our partner network.

         In addition to securing partners and generating recurring revenues, another significant challenge facing our company is our need for additional working capital. We do not generate sufficient revenue to fund our operations and have relied on short-term borrowings to provide working capital. The terms of some of these notes require significant cash premiums at repayment, as well as significant equity issuances. While the net proceeds from the sale of the callable 6% secured convertible notes during fiscal 2006 and fiscal 20077 provided us with capital to begin establishing our partner network, upgrading certain of our services and for overhead expenses until the end of the third quarter of fiscal 2007, in addition to obligations under those notes we have approximately $474,000 outstanding under short-term promissory notes which are in default and another related party note in the principal amount of $200,000 together with a premium of $200,000 which is due September 1, 2007. We do not have sufficient funds to satisfy these obligations and the terms of the callable 6% secured convertible notes prohibited us from using the proceeds of those notes to pay these loans. The terms of the callable 6% secured convertible notes also restrict our ability to raise capital. While we are attempting to restructure some of these obligations and we believe that our operations will begin to generate meaningful revenues during fiscal 2007, so long as these short-term notes remain outstanding, one of which is secured by our assets and is presently past due, our ability to continue our operations is in jeopardy.

RESULTS OF OPERATIONS

                                                     SIX MONTHS ENDED JUNE 30,
                                                    --------------------------
                                                        2007           2006       $ CHANGE      % CHANGE
                                                    -----------    -----------    ----------    --------
                                                           (unaudited)
                                                    --------------------------
Revenues ........................................   $    61,270    $    10,316        51,404      +498%
Cost of revenues ................................        86,981         20,887        66,094      +316%
                                                    -----------    -----------
Gross loss ......................................       (25,261)       (10,571)       14,690      +139%

Operating expenses:
Sales, general and administrative ...............     1,036,200        321,373       714,827      +222%
Sales, general and administrative - related party             0         32,100       (32,100)     -100%
                                                    -----------    -----------
              Total operating expenses ..........     1,036,200        353,473       682,727      +193%

Operating (loss) ................................    (1,061,461)      (364,044)      697,417      +192%

Other income (expenses):
Other income - derivatives ......................       717,438      8,670,798    (7,953,360)    -91.7%
Interest (expense) - related party ..............       (34,000)       (14,000)       20,000      +143%
Interest (expense) ..............................      (343,442)      (267,422)       76,020     +28.4%

Net income (loss) ...............................   $  (721,465)   $ 8,025,332    (8,746,797)     -109%

REVENUES

         We have generated minimal revenues since inception. Since we began marketing our service through the end of fiscal 2006, our revenues were related to charges to potential partners who were testing our services. Beginning in the second quarter of fiscal 2007 we began generating recurring revenues from our first partner. The increase in revenues during the six-month period ended June 30, 2007 when compared to the prior comparable period is primarily attributable to the sale of phone equipment of $40,000 to one of our reseller and, to a lesser extent, of increased usage of our VOIP Communication Services. We are unable, however, to predict at this time the amount of revenue we may generate from this partner in future periods. In addition, in order to increase our revenues, we must continue to develop partner relationships with a wide range of companies in a number of geographic locations that already are serving our target markets.

COST OF REVENUES

         During the six months ended June 30, 2007 our cost of revenues represented the cost of equipment sold and variable costs of network carriers through which we provide our VoIP communications services which is based upon the actual number of minutes used in the period. Our cost of revenues during the six months ended June 30, 2007 consisted of the costs to secure our VoIP communication services with network carriers as well as the cost of phone equipment sold to distributors. We do not anticipate that we will incur any additional fixed costs in providing our services in future periods and that all cost of revenues in future periods will be variable based upon the actual number of minutes used in the period.

GROSS LOSS

         We reported a gross loss of $25,261 for the six months ended June 30, 2007 as compared to a gross loss of $10,571 for the comparable period in fiscal 2006. Because we have incurred fixed costs associated with our revenues and cost of revenues in future periods will be the variable cost associated with the minutes actually used, we anticipate that we will increase our gross profit margins in future periods as our revenues correspondingly increase although we are unable to quantify the amount of the increase at this time.

TOTAL OPERATING EXPENSES

         Sales, general and administrative

         Our sales, general, and administrative expenses consist of consultant fees incurred in connection with the sales and support of our VoIP services, consultant fees paid to our executive officers and directors as compensation, general overhead expenses and consultant fees incurred with third party providers. During the six months ended June 30, 2007 our selling, general and administrative expenses increased $714,827, or approximately 222%, from the comparable period in fiscal 2006. These increases included amortization of deferred compensation of $434,885, costs associated with an investor relations agreement entered into in April 2007 and increased compensation for sales, as well as increased general and administrative expenses.

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

         Sales, general and administrative - related party

         During fiscal 2006 we sub-leased our office space from a company affiliated with one of our stockholders and our sales, general and administrative - related party expense during the six months ended June 30, 2006 represents this rental expense. We terminated this arrangement in August 2006 and, accordingly, our sales, general and administrative - related party for the six months ended June 30, 2007 reflects the termination of this agreement. We do not anticipate recognizing a rental expense to a related party in future periods.

OPERATING LOSS

         We reported an operating loss of $1,061,461 for the six months ended June 30, 2007 as compared to an operating loss of $364,044 for the comparable period in fiscal 2006. The increase in our operating loss is primarily attributable to the increase in our sales, general and administrative expenses.

OTHER INCOME (EXPENSES)

         Other income - derivatives

         Other income - derivatives includes the variation in the fair value of embedded conversion feature, freestanding warrants, and liquidated damages. During the six months ended June 30, 2007 we recognized non-cash other income of $717,438 which represents the change in the fair value of the derivative instruments between measurement dates, as compared to non-cash other income - derivatives of $8,670,798 during the six months ended June 30, 2006. The decrease in the fair value of the derivative liabilities is primarily due to a decrease in our stock price since January 1, 2007. See "The Effect of Derivative Liabilities on Our Financial Statements" appearing later in this section.

         Interest expense and interest expense-related party

         Interest expense and interest expense - related party represents interest incurred on various notes payable, including a $200,000 principal amount note payable due to Arlington Investment Group, an entity controlled by one of our directors. The interest expense consists primarily of the amortization of debt discount as well as interest accrued, whether paid in cash or stock, pursuant to such notes payable. Interest expense - related party increased $20,000 for the six months ended June 30, 2007 from the comparable period in fiscal 2006 and interest expense, which relates to notes due non-affiliated third parties, increased $76,020 during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This increase represents the amortization of debt discount on callable 6% secured convertible notes which was offset by a lower value attributed to the shares issued as payment of interest on notes payable as a result of a lower fair market value of our common stock.

NET INCOME (LOSS)

         We reported a net loss of $721,465 for six months ended June 30, 2007 as compared to net income of $8,025,332 for the comparable period in fiscal 2006. The net loss reflects the impact of the non-cash other income - derivative liabilities which had the effect of offsetting our substantially all of our operating losses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between June 30, 2007 (unaudited) and December 31, 2006:

                                                                                            CHANGE
                                                        JUNE 30, 2007   DECEMBER 31,     (2007 V 2006)
                                                         (UNAUDITED)        2006           $         %
                                                        -------------   ------------   ---------   ------
Working capital (deficit) ............................   $(2,437,580)   $(2,400,040)     37,540      1.6%
Cash .................................................   $    64,794    $   171,964    (107,170)   -62.3%
Accounts receivable ..................................   $       866    $         0         866     +100%
Other current assets .................................   $    27,862    $         0      27,862     +100%
Property and equipment, net ..........................   $    13,725    $    17,513      (3,788)   -21.6%
Deferred financing fees, net .........................   $   242,792    $   181,986      60,806    +33.4%
Security deposits ....................................   $    70,478    $         0      70,478     +100%
Total assets .........................................   $   420,517    $   388,063      32,454     +8.4%

Accounts payable and accrued expenses ................   $   123,085    $    93,585      29,500    +31.5%
Deferred revenues ....................................   $    10,589    $    20,466      (9,877)   -48.3%
Derivative liabilities ...............................   $ 1,396,049    $ 1,521,667    (125,618)     8.3%
Due to related party .................................   $   118,350    $   118,350           0       n/a
Note payable to related party and accrued interest ...   $   408,667    $   410,567      (1,900)        *
Convertible promissory notes and accrued interest, net   $   528,675    $    83,248     445,427     +535%
Notes payable and accrued interest ...................   $   474,362    $   540,220     (65,858)   -12.2%
Total current liabilities ............................   $ 2,531,102    $ 2,788,103     257,001     +9.2%
Total liabilities ....................................   $ 3,059,777    $ 2,788,103     271,671     +9.7%

* represents less than 1%

         At June 30, 2007 our working capital deficit increased $566,215 from December 31, 2006. Our total assets at June 30, 2007 increased by $32,454, or approximately 8%, from December 31, 2006. This increase is attributable to increases in other current assets, which represents prepaid deposits in connection with the negotiation of a lease for new office space, security deposits we paid to network carriers and deferred financing fees relate to our callable 6% secured convertible notes This increase was partially offset by a reduction in cash or $107,170, or approximately 62%, and a reduction in property and equipment, net as a result of depreciation.

         Our total liabilities at June 30, 2007 increased approximately 10% from December 31, 2006, which is primarily related to increased borrowings which was partially offset by a decrease in derivative liabilities, both as described elsewhere here. Other changes in our total liabilities from period to period included an increase in accounts payable and accrued expenses which was offset by decreases in deferred revenues and notes payable and accrued interest. Deferred revenues represents a deposit from resellers of our services which we apply against the usage fees as incurred. Due to related party, which was unchanged at June 30, 2007 from December 31, 2006, represents amounts accrued as rent expense under the sublease for our previous principal executive offices. In addition, at June 30, 2007 our balance sheet reflects convertible promissory notes and accrued interest, net of discount of $1,294,216, of $528,675. This aggregate amount, including the discount, represents the amounts due under the callable 6% secured convertible notes described below.

         Note payable to related party and accrued interest at each of June 30, 2007 and December 31, 2006 is an amount due an entity wholly-owned by Mr. Vincent Landis, a member of our Board of Directors. During June 2005, we issued a note payable to Arlington Investment Group, Inc. for $200,000. We used the funds for working capital. During March 2007 the due date of the note was extended from March 1, 2007 to September 1, 2007 in consideration of a $20,000 extension fee. The note bears interest at 14% per annum and accrued interest, together with a cash premium payment of $200,000, are due at maturity. We recognized $34,000 of interest expense in connection with this note during the six months ended June 30, 2007.

         Net cash used in operating activities for the six months ended June 30, 2007 was $709,649 as compared to $332,065 for the comparable period in fiscal 2006, an increase of $374,097. During the six months ended June 30, 2007 we used cash in operating activities to fund increases in accounts receivable ($866), security deposits ($53,878), other current assets, which included security deposits from distributors ($27,862), accounts payable and accrued expenses ($29,500) and accrued interest and premiums on promissory notes ($43,243) with an add-back of non-cash operating income of $323,276. These increases were offset by decreases in deferred revenues ($9,877) and accrued interest on promissory notes - related party ($1,900). For the comparable period in fiscal 2006 we used cash in operating activities to fund increases in accounts receivable ($48), accounts payable - related party ($32,100), deferred revenues ($662), accounts payable and accrued expenses ($2,461) and accrued interest and premiums on promissory notes ($78,129), with an add-back of non-cash expense of $8,465,779.

         Net cash used in investing activities for the six months ended June 30, 2007 was $2,855 as compared to $470 for the comparable period in fiscal 2006. This increase reflects the purchase of property and equipment during the fiscal 2007 period.

         Net cash provided by financing activities for the six months ended June 30, 2007 was $605,334 as compared to $337,244 for the six months ended June 30, 2006, an increase of $268,090. During the first six months of fiscal 2007 we received proceeds of $780,000 from the issuance of callable 6% secured convertible notes, and recognized an expense of $108,000 for deferred financing costs related to these notes, which was offset by principal repayment of notes totaling $66,666. During the comparable period in fiscal 2006 we received proceeds of $385,000 from the issuance of promissory notes, made principal repayments on these notes of $37,500 and utilized a bank overdraft of $10,256.

         We have generated minimal revenues since inception and the revenues we have generated have resulted in a gross loss. Our revenues are not sufficient to pay our operating expenses and we have relied upon short-term borrowings to provide funds for working capital. Exclusive of the $1,500,000 principal amount callable 6% secured convertible notes we issued in fiscal 2006 and the additional $280,000 principal amount callable 6% secured convertible notes we issued in May 2007 as described elsewhere in this report, we have an aggregate of approximately $907,000 due under short term notes, $499,000 of which is in default as of August 10, 2007. The balance of the outstanding notes become due in September 2007. Some of these outstanding notes include terms which either require principal repayments in excess of the original amount lent, as well as shares of our common stock upon maturity.

         On May 15, 2007 we received a notice entitled Notice of Default in Payment from a lender related to a $50,000 principal amount unsecured promissory note. We originally borrowed the funds in February 2006 and delivered a promissory note. As extended, the obligation was due upon our receipt of the third tranche of proceeds from the sale of the initial callable 6% secured convertible notes. The notice received on May 15, 2007 specified that we had until May 23, 2007 to satisfy the obligation. We did not satisfy the obligation by the date specified in the Notice of Default in Payment, but are negotiating with the lender regarding a further extension of this obligation. [

         We do not presently have sufficient funds to pay any of these notes. We have granted one of the holders of these short-term notes a security interest in our assets. If the note holder was to seek to collect this note, this note holder would be entitled to foreclose on our assets. This event could also cause a default in our callable 6% secured convertible notes. If we default on the callable 6% secured convertible notes the note holders we are subject to a number of penalties in addition to the obligation to repay the principal and accrued interest. In either event, we would be unable to continue our operations.

         In connection with our annual report for our fiscal year ending December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls as we do not have the expertise to conduct the necessary evaluation. While we have yet to engage such a consulting firm, we expect to incur consulting fees in developing the necessary documentation and testing procedures required. We are unable at this time to predict the amount of these fees.

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

         While we are actively seeking to raise additional capital, we do not presently have any commitments for additional capital and there are no assurances that we will be successful in raising working capital given the early stage of our operations and the terms of the callable 6% secured convertible notes. There are no assurances that we will have sufficient funds to pay our operating expenses and our obligations as they become due, fund compliance with
Section 404 of the Sarbanes-Oxley Act of 2002 or continue to implement our business model for the next 12 months. If we are unable to raise additional capital, we may be unable to continue our operations and our stockholders could lose their entire investment in our company.

THE EFFECT OF DERIVATIVE LIABILITIES ON OUR FINANCIAL STATEMENTS

         During March 2005 we issued a convertible promissory note in the principal amount of $100,000, the terms of which permitted the lender to convert the principal and accrued interest into shares of our common stock at a 25% discount of the fair value of the shares at the date of conversion. In addition, as described earlier in this section in fiscal 2006 and fiscal 2007 we issued the callable 6% secured convertible notes which are also convertible into equity at a discount to market. Because the conversion price of the notes is tied to the market value of our common stock and therefore there is no explicit number of shares that are to be delivered upon satisfaction of the convertible promissory note, we are unable to assert that we have sufficient authorized and unissued shares to settle such note. Accordingly, as required under generally accepted accounting principles, all of our instruments which are convertible into shares of our common stock, such as warrants and options, were classified as derivative liabilities on our financial statements.

         The application of EITF Issue No. 00-19 on our financial statements for the six months ended June 30, 2007 and 2006 resulted in other income to us of $717,438 and $8,670,798, respectively. While this income item is non-cash, the application of the accounting standard has a significant impact on our consolidated statement of operations for the periods and, in both periods, served to offset our operating losses. In addition, at June 30, 2007 our balance sheet reflected a current liability of $1,396,049 related to the derivative liability which represents a non-cash liability. Both of these non-cash items are tied to the market value of our common stock and, if the price declines, we could be required to report a non-cash expense associated with the derivative liability in future periods and the carrying value of the liability could increase. While we cannot predict the impact of this accounting standard on our financial statement in future periods as the income/expense calculation is based upon a current market value of our common stock, it is likely that it will have similar impacts on our financial statement in future periods.

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

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

         As of the evaluation date, our CEO who also serves as our principal financial and accounting officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our CEO is not a financial or accounting professional, and we do not have any other employees, including a chief financial officer, comptroller or similarly titled senior financial officer, or any accounting staff who are sufficiently trained in the application of generally accepted accounting principles. As a result of our limited financial resources, we do not anticipate that we will be in a position to engage such properly trained professional accounting personnel or a senior financial officer in the foreseeable future. Until we are able to engage a qualified financial officer, and/or properly trained accounting staff, we may continue to experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In April 2007 we entered into an agreement with Pentony Enterprises, LLC to provide investor awareness coverage on its web site StockGuru.com for an initial period of 90 days. As compensation we paid the company $15,000 in cash and issued it 2,000,000 shares of our common stock valued at $20,000. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters that it was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         On May 31, 2007, we completed a $280,000 financing of its 6% callable secured convertible notes to four accredited investors in a private placement exempt from registration under the Securities Act of 1933. The purchasers of the notes were four accredited institutional investors who were the same investors that purchased $1,500,000 principal amount callable 6% secured convertible notes sold by us in May 2006. We paid a finder's fee of $28,000 and the investors retained $30,000 of the proceeds as reimbursement for their fees in the transaction. We are using the net proceeds for working capital.

         The notes are convertible at the option of the holders into shares of our common stock based on a conversion price which is 50% of the average of the lowest three trading prices of our common stock as reported on the OTC Bulletin Board during the 20 trading days prior to conversion. The notes are secured by all of our assets, including our intellectual property rights. The notes mature on May 31, 2010. Interest is payable quarterly and no interest is payable for any month in which the trading price of our common stock is greater than $0.125 per share for each trading day of that month. No holder may convert the greater of (i) $80,000 per calendar or (ii) the average daily dollar volume calculated during the 10 business days prior to a conversion. Each purchaser of the notes is subject to a 4.99% cap on the beneficial ownership that each purchaser may have at any point in time while the notes are outstanding. The notes include certain covenants, including restrictions that preclude (i) future offerings either in the form of equity or debt, except for indebtedness to trade creditors or financial institutions incurred in the ordinary course of business, and additionally, these covenants preclude the company from, directly or indirectly, using proceeds for any loan to or investment in any other corporation, partnership, enterprise or other person (except in connection with its currently existing direct or indirect subsidiaries), (ii) the satisfaction of any portion of the company's debt, or (iii) the redemption of any common stock.

         Provided we are not in default under the terms of the transaction documents, our common shares are trading at or below $0.20 and subject to certain other conditions, we have the right to prepay the notes in cash equal to either (i) 120% for prepayments occurring within 30 days of issuance of the notes, (ii) 130% for prepayments between 31 and 60 days after the issue date or
(iii) 140% for prepayments occurring after the 60th day following the issue date plus accrued and unpaid interest or any default interest. In addition, for each month the average price of our common stock is below $0.10 per share, we can prepay a portion of the notes and stay any conversion.

         In the transaction we issued the holders of the callable 6% secured convertible notes seven year common stock purchase warrants to purchase an aggregate of 10,000,000 shares of our common stock at an exercise price of $0.40 per share expiring on May 31, 2014. The number of shares underlying the warrants and the exercise price of the warrants is subject to adjustment in the event of stock splits, dividends and similar corporate events. The warrants also contain a "ratchet" provision which provides that if we should issue or sell shares of our common stock, including rights or options to purchase shares of our common stock or other securities which are convertible into shares of our common stock, for no consideration or for a consideration price per share less than the then exercise price, the exercise price of the warrants will be adjusted to a lower price. If the resale of the share of common stock underlying the warrants is not covered by an effective registration statement, the warrants are exercisable on a "cashless" basis which means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. The ability of the holders to exercise the warrants is limited in that no holder has the right to exercise its warrant if by virtue of such exercise the holder and its affiliates would become the beneficial owner of than 4.9% of our common stock.

         While we have agreed to file a registration statement covering the shares of common stock underlying the securities , the current obligation for which has been waived by the investors. Ultimately, if we fail to file the registration statement by the applicable date or it does not become effective within 120 days from the to be determined date, we will be required to pay liquidated damages equal to 2% of the principal amount of the notes outstanding on a monthly basis until the registration covenant is satisfied. The damages, which are not presently accruing, may be satisfied in our common shares at our option if we are ultimately required to pay any amounts. The transaction documents also provide for the payment of liquidated damages to the investors in certain events, including our failure to maintain an effective registration statement covering the resale of the common shares issuable upon conversion or exercise of the securities.

         Each of the investors in the offering is an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act of 1933. The investors were provided access to business and financial data about our company and had knowledge and experience in business and financial matters to as to be able to evaluate the risks and merits of an investment in our company. No general solicitation or advertising was deployed in connection with the transactions. Accordingly, the issuance of the securities was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

         Copies of the Securities Purchase Agreement, form of 6% Callable Secured Convertible Note, form of Common Stock Purchase Warrant, the Security Agreement, Intellectual Property Security Agreement and Registration Rights Agreement are attached hereto as exhibits. The foregoing description is qualified in its entirety by reference to the full text of such exhibits.

         In August 2007 we issued 2,000,000 shares of our common stock valued at $20,000 to an individual as partial compensation for servies rendered to us. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters that it was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         On May 15, 2007we received a notice entitled Notice of Default in Payment from a lender related to a $50,000 principal amount unsecured promissory note. We originally borrowed the funds in February 2006 and delivered a promissory note. As extended, the obligation was due upon our receipt of the third tranche of proceeds from the sale of callable 6% secured convertible notes. The notice received on May 15, 2007 specified that we had until May 23, 2007 to satisfy the obligation. We did not satisfy the obligation by the date specified in the Notice of Default in Payment, but are negotiating with the lender regarding a further extension of this obligation.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

4.18     Form of 6% callable secured convertible note issued on May 31, 2007

4.19     Form of common stock purchase warrant

10.16    Securities Purchase Agreement dated as of May 31, 2007

10.17    Security Agreement dated as of May 31, 2007

10.19    Registration Rights Agreement dated as of May 31, 2007

31.1     Rule 13a-14(a)/15d-14(a) certification of CEO

31.2 Rule 13a-14(a)/15d-14(a) certificate of principal financial and accounting officer

32.1 Section 1350 certification of CEO and principal financial and accounting officer



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Tradequest International, Inc.

August 17, 2007                         By: /s/ Luis Alvarez
                                            ----------------
                                        Luis Alvarez, CEO, principal executive
                                        officer and principal financial and
                                        accounting officer