Form 10QSB
period 2007-09-30
TRADEQUEST INTERNATIONAL INC
filed 2007-11-14
CIK 29322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly report ended September 30, 2007

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

            806 Douglas Road, Suite 580, Coral Gables, Florida 33134
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 446-1380
                                 --------------
                           (Issuer's telephone number)

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

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At November 9, 2007, there were 83,295,137 shares of common stock were issued and outstanding.

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

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements ....................................3
           Consolidated Balance Sheet at September 30, 2007 (unaudited) .......3
           Consolidated Statement of Operations for the three and
             nine months ended September 30, 2007 and 2006 (unaudited) ........4
           Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2007 and 2006 (unaudited) ..........................5
           Notes to Unaudited Consolidated Financial Statements ...............6
Item 2.  Management's Discussion and Analysis or Plan of Operation ...........23
Item 3.  Controls and Procedures .............................................30

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................31
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........31
Item 3.  Defaults Upon Senior Securities .....................................31
Item 4.  Submission of Matters to a Vote of Security Holders .................31
Item 5.  Other Information ...................................................31
Item 6.  Exhibits.............................................................32

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEET
                                        September 30, 2007
                                            (Unaudited)
                                              ASSETS
Current Assets:
  Cash ...........................................................................   $    168,825
  Accounts receivable ............................................................          3,886
  Other current assets ...........................................................          9,689
                                                                                     ------------
                                                                                          182,400

  Property and equipment, net of accumulated depreciation of $21,442 .............         11,878
  Deferred financing fees, net of accumulated amortization of $99,922 ............        261,078
  Security deposits ..............................................................         56,493
                                                                                     ------------

     Total assets ................................................................   $    511,849
                                                                                     ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses ..........................................   $    243,450
  Deferred revenues ..............................................................         28,752
  Derivative liabilities .........................................................      1,470,527
  Due to related party ...........................................................        118,350
  Note payable to related party and accrued interest .............................        408,667
  Notes payable and accrued interest .............................................        494,362
                                                                                     ------------

     Total current liabilities ...................................................      2,764,108

  Convertible promissory notes and accrued interest, net of discount of $1,402,097        738,347

Stockholders' Deficit:
  Preferred stock; $0.001 par value, 10,000,000 shares authorized,
    1,000,000 issued and outstanding .............................................          1,000
  Common stock; $.001 par value, 500,000,000 shares authorized,
    78,595,137 issued and outstanding ............................................         86,708
  Additional paid-in capital .....................................................      8,124,088
  Deferred compensation ..........................................................         (6,045)
  Accumulated deficit ............................................................    (11,196,357)
                                                                                     ------------

     Total stockholders' deficit .................................................     (2,990,606)
                                                                                     ------------

     Total liabilities and stockholders' deficit .................................   $    511,849
                                                                                     ============

                           See Notes to Unaudited Financial Statements.

                                               - 3 -

                                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                      Three-month period ended        Nine-month period ended
                                                            September 30,                   September 30,
                                                    ----------------------------    ----------------------------
                                                        2007            2006            2007            2006
                                                    ------------    ------------    ------------    ------------
                                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues- products ..............................   $      5,826    $          -    $     45,826    $          -
Revenues- services ..............................         18,645          14,021          40,365          24,337

Cost of revenues-products .......................          3,797               -          40,419               -
Cost of revenues-services .......................         24,507          20,088          74,866          40,975
                                                    ------------    ------------    ------------    ------------

Gross loss: .....................................         (3,833)         (6,067)        (29,094)        (16,638)

Operating expenses:
  Sales, general and administrative .............        457,723         271,059       1,493,923         592,432
  Sales, general and administrative-related party              -          11,000               -          43,100
                                                    ------------    ------------    ------------    ------------
     Total operating expenses ...................        457,723         282,059       1,493,923         635,532
                                                    ------------    ------------    ------------    ------------

     Operating loss .............................       (461,556)       (288,126)     (1,523,017)       (652,170)
                                                    ------------    ------------    ------------    ------------

Other income (expenses):
Other income-derivatives ........................        152,443         658,897         869,881       9,329,695
Other expense- derivatives ......................              -      (2,202,750)              -      (2,202,750)
Interest expense-related party ..................         (7,000)         (7,000)        (41,000)        (21,000)
Interest expense ................................       (200,077)       (189,020)       (543,519)       (456,442)
                                                    ------------    ------------    ------------    ------------

Net income ......................................   $   (516,190)   $ (2,027,999)   $ (1,237,655)   $  5,997,333
                                                    ============    ============    ============    ============

Basic income (loss) per share ...................   $      (0.01)   $      (0.03)   $      (0.02)   $       0.10
                                                    ============    ============    ============    ============

Diluted loss per share ..........................   $      (0.01)   $      (0.01)   $      (0.03)   $      (0.02)
                                                    ============    ============    ============    ============

Basic weighted average shares outstanding .......     83,191,654      59,342,886      78,951,837      57,890,798
                                                    ============    ============    ============    ============

Diluted weighted average shares outstanding .....     83,191,654      59,342,886      78,951,837      57,890,798
                                                    ============    ============    ============    ============

                                   See Notes to Unaudited Financial Statements.

                                                      - 4 -

                                    TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                             For the nine-month
                                                                                                period ended
                                                                                                September 30,
                                                                                         --------------------------
                                                                                             2007           2006
                                                                                         -----------    -----------
                                                                                         (Unaudited)    (Unaudited)
Cash flows from operating activities:
Net income (loss) ....................................................................   $(1,237,655)   $ 5,997,333
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Amortization of debt discount ......................................................       377,012        142,748
  Amortization of deferred compensation ..............................................       546,959        108,970
  Amortization of deferred financing costs ...........................................        76,908          4,306
  Fair value of derivative liabilities at date of issuance, in excess of debt discount             -      2,202,750
  (Decrease) increase in fair value of derivative liabilities ........................      (869,881)    (9,329,695)
  Fair value of shares issued in satisfaction of interest on note payable ............         7,970        207,801
  Fair value of shares issued for compensation .......................................        39,000              -
  Write-off of deferred financing fees ...............................................             -         10,000
  Depreciation .......................................................................         9,120          6,828
Changes in operating assets and liabilities
  Accounts receivable ................................................................        (3,886)           (48)
  Security deposits ..................................................................       (39,893)             -
  Other current assets ...............................................................        (9,689)             -
  Accounts payable to related party ..................................................             -         43,100
  Deferred revenues ..................................................................         8,286          4,882
  Accounts payable and accrued expenses ..............................................       121,865          4,028
  Accrued interest on promissory notes-related party .................................        (1,900)             -
  Accrued interest and premiums on promissory notes ..................................        70,796         65,688
                                                                                         -----------    -----------

Net cash used in operating activities ................................................      (904,988)      (531,309)

Cash flows from investing activity:
  Purchase of property and equipment .................................................        (3,485)          (470)
                                                                                         -----------    -----------
Net cash used in financing activities ................................................        (3,485)          (470)

Cash flows from financing activities:
  Proceeds from issuance of convertible promissory notes .............................     1,100,000        575,000
  Proceeds from issuance of promissory notes .........................................             -        310,000
  Principal repayments of promissory notes ...........................................       (66,666)       (60,000)
  Payment of deferred financing costs ................................................      (128,000)      (105,000)
  Use of bank overdraft ..............................................................             -        (10,256)
                                                                                         -----------    -----------

Net cash provided by financing activities ............................................       905,334        709,744

(Decrease) increase in cash ..........................................................        (3,139)       177,965

Cash, beginning of period ............................................................       171,964              -
                                                                                         -----------    -----------

Cash, end of period ..................................................................   $   168,825    $   177,965
                                                                                         ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest .............................................................   $    53,733    $    56,897
                                                                                         ===========    ===========

  Cash paid for income taxes .........................................................   $         -    $         -
                                                                                         ===========    ===========

Supplemental schedule of non-cash financing and investing activities:

Fair value of embedded conversion features
 and corresponding increase in debt discount .........................................   $   849,371    $   607,250
                                                                                         ===========    ===========

Reclassification of contracts from liability to equity ...............................   $    15,380    $ 4,858,184
                                                                                         ===========    ===========

Conversion of convertible promissory notes ...........................................   $    22,530    $         -
                                                                                         ===========    ===========

Fair value of freestanding warrants and corresponding
  increase in deferred financing fees ................................................   $         -    $    50,000
                                                                                         ===========    ===========

                                    See Notes to Unaudited Financial Statements.

                                                        - 5 -

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

The Company was incorporated under the laws of the State of Mississippi on August 8, 1966 and it was reincorporated in Nevada on August 17, 2005. During August 2005, the Company acquired IP1 Network Corporation ("IP1"). IP1 Network Corp. is an integrated IP applications service provider offering worldwide Voice over Internet Protocol ("VoIP") products and other enhanced IP services, through a White Label platform, to medium and large size synergistic businesses, that can offer such IP services to their client base, both domestically and internationally. IP1 Network sells and distributes its IP Communications products and services through a White Label Branding Strategy consisting of an indirect sales force made up of domestic and international Preferred Partners. The Company's initial marketing programs are aimed at the Latin American market. The Company's operations are located in South Florida.

Going Concern
-------------

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $11.2 million. Additionally, the Company has approximately $907,000 of short-term notes payable in default. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

In the opinion of the management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2007, and the results of operations and cash flows for the nine-month period ending September 30, 2007 have been included. The results of operations for the nine-month period ended September 30, 2007 are not

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Concentration of Credit Risks
-----------------------------

The Company is subject to concentrations of credit risk primarily from cash. During the nine-month period ended September 30, 2007, the Company reached bank balances exceeding the FDIC insurance limit. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

Product Concentration
---------------------

The Company earns all of its revenues from providing worldwide Voice over IP and other IP services to medium and large size synergistic businesses that can offer such IP services to their client base.

Customer Concentration
----------------------

One of the Company's clients accounted for 65% of the revenues during the nine-month period ended September 30, 2007.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

Earnings per Share
------------------

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to the convertible promissory notes amounted to 1,081,525,000 and 40,805,714 at September 30, 2007 and 2006, respectively. Such outstanding options, warrants and shares equivalent issuable pursuant to convertible debt are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share:

                                                     Nine-month period ended
                                                September 30,     September 30,
                                                     2007              2006
                                                     ----              ----
Numerator:
Net (loss) income ..........................    $  (1,237,655)    $   5,997,333
Other income, net- derivatives .............         (869,881)       (7,126,945)
                                                -------------     -------------
Numerator for diluted earnings per share ...    $    (367,774)    $    (645,466)
                                                =============     =============

Denominator:
Denominator for basic and diluted
earnings per share-
Weighted average shares outstanding ........       78,951,837        57,890,798

Basic (loss) earnings per share ............    $       (0.02)    $        0.10
                                                =============     =============
Diluted loss per share .....................    $       (0.03)    $       (0.02)
                                                =============     =============
Anti-dilutive weighted-average shares ......      408,132,555        18,238,829
                                                =============     =============

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Revenue Recognition
-------------------

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition".

The Company generally invoices its customers upon ordering. Revenues from the sale of phone equipment are recognized upon shipment by the manufacturer to the reseller. Revenues from the Internet communications services are recognized in the period such services are used by the end-user. The charges are based on specific list prices for phone equipment and per minute rates for Internet communications services. The Company adjusts its product prices and services rates based on volume of services and marketing promotion programs. All adjustments are recorded at the time the services are rendered. The Company operates under a positive balance credit policy where it receives a pre-payment from the resellers (Preferred Partners/Distributors/Agents) for their Internet communications services average usage. This payment is applied towards the Preferred Partner's account which is then automatically deducted, in real-time, as the usage (monthly recurring charges, long distance charges, administrative and special fees) occur.

When a Preferred Partner's account balance falls below $250, the system sends out a notice advising the Partner of their low balance. The Preferred Partner in turn must replenish the account via wire transfer or credit card charge for an amount equal to at least one week's average usage. The Partner can also set up an automatic re-charge payment process via credit card. In the meantime, any new account activations, moves, additions, or changes are deactivated in all of the Preferred Partner's accounts until such time that the funds are received and verified by the Company.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

Depreciation expense amounted to approximately $9,000 and $7,000 during the nine-month period ended September 30, 2007 and 2006, respectively.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

During July 2005, the Company issued 2,610,000 options to a consultant of the Corporation, with an exercise price of $0.01. Such options are not vested or exercisable at September 30, 2007. There is no expiration date on the options. The options vest in the year in which the Company achieves $20 million in revenues, and a prorata portion of the options would vest in the year in which the Company achieves $10 million in revenues. Accordingly, no compensation cost associated with the options is recognized during the nine-month period ended September 30, 2007 and 2006, respectively.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

In February 2007, the FASB issued FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in the Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

o  Recognized financial assets and financial liabilities except:

o  An investment in a subsidiary that the entity is required to consolidate

o An interest in a variable interest entity that the entity is required to consolidate

o Employers' and plans' obligations (or assets representing net over funded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, "Accounting and Reporting by Defined Benefit Pension Plans", No. 87, "Employers' Accounting for Pensions", No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", No. 112, "Employers' Accounting for Postemployment Benefits", No. 123 (revised December 2004), "Share-Based Payment", No. 43, "Accounting for Compensated Absences", No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", and APB Opinion No. 12, "Omnibus Opinion--1967"

o Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, "Accounting for Leases" (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.)

o Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

The Company subleased space used for its headquarters' and operational activities from an entity affiliated to one of its stockholders. The sublease provided for monthly payments of approximately $5,000. The Company incurred approximately $0 and $43,000 during the nine-month period ended September 30, 2007 and 2006, respectively. During August 2006, the related party relinquished all its rights under the sublease at the condition that the Company vacated the premises by August 31, 2006, which it did. The Company owed approximately $118,000 to the related party prior to vacating the premises.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 2 - RELATED PARTY TRANSACTIONS

During June 2005, the Company issued a $200,000 note payable to an entity wholly-owned by one of its executive officers. The note is secured by substantially all assets of the Company. The note bears interest at 14% per annum and includes a repayment premium of $200,000 at December 15, 2005. The note, including accrued interest and premium initially matured on December 15, 2005 and was extended to March 1, 2007. On March 1, 2007, the note was extended to September 1, 2007 for an extension fee of $20,000. The Company recognized approximately $41,000 and $21,000 of interest expense in connection with this note during the nine-month period ended September 30, 2007 and 2006, respectively. The amount payable under the note amounts to approximately $408,000 at September 30, 2007. The Company paid approximately $54,000 and $21,000 of interest expense during the nine-month period ended September 30, 2007 and 2006, respectively. The note is currently in default

NOTE 3 - DERIVATIVE LIABILITIES

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

AUGUST 2006 TRANSACTION

During August 2006, the Company issued $500,000 convertible promissory notes which provide for, among other things, a conversion price amounting to 50% of the market price of the Company's common shares and liquidated damages in the event the Company does not timely register the shares issuable pursuant to the convertible promissory notes. Accordingly, since August 31, 2006, the Company is no longer able to assert that it has a sufficient number of authorized but unissued shares to satisfy its obligations under the convertible promissory notes and all other outstanding warrants and other convertible instruments. Therefore, the Company accounted for the convertible promissory notes, outstanding warrants, and other convertible instruments as derivative contracts and recorded a corresponding liability based on the fair value of such derivatives at the measurement dates.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 4 - DERIVATIVE LIABILITIES-CONTINUED

Between November 2006 and September 2007, the Company issued an additional $1,580,000 pursuant to similar convertible promissory notes.

The Company believes that the aforementioned embedded derivatives and freestanding warrants met the criteria of SFAS 133 and EITF 00-192 when appropriate, at September 30, 2007 and 2006, respectively, and were accounted for as separate derivatives with a corresponding value recorded as liability.

The fair value of the derivative liabilities issued during the nine-month periods ended September 30, 2007 and 2006, respectively, were as follows:

                               Nine-month period ended   Nine-month period ended
                                 September 30, 2007        September 30, 2006
                               -----------------------   -----------------------

Freestanding warrants .........        $      -                  $ 24,218
Embedded conversion feature ...         849,371                    84,000
                                       --------                  --------
                                       $849,371                  $108,218
                                       ========                  ========

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features, at their issuance date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants

                               Nine-month period ended   Nine-month period ended
                                 September 30, 2007        September 30, 2006
                               -----------------------   -----------------------

Market price: .................         $0.004                 $0.50 - 0.51
Exercise price: ...............         $0.40                  $0.50 - 1.50
Term: .........................        7 years                   3 years
Volatility: ...................          57%                       110%
Risk-free interest rate: ......      4.03 - 4.89%                 5.17%
Number of warrants: ...........       20,000,000                  85,000

Embedded conversion features

                               Nine-month period ended   Nine-month period ended
                                 September 30, 2007        September 30, 2006
                               -----------------------   -----------------------

Market price:                       $0.007 - $0.05                $1.00
Conversion price:                  $0.0035 - $0.025            $0.30 - 0.50
Term:                               2.6 - 3 years               0.5 years
Volatility:                           52.5 - 57%                   110%
Risk-free interest rate:             4.03 - 4.8%                  4.82%
Maximum liability:                    $1,080,000                 $75,000

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 4 - DERIVATIVE LIABILITIES-CONTINUED

The fair value of the derivative liabilities outstanding at September 30, 2007, is as follows:

                                At September 30, 2007
                                ---------------------

Freestanding warrants .........       $   30,000
Embedded conversion feature ...        1,452,122
                                      ----------
                                      $1,482,122
                                      ==========

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants

                                At September 30, 2007
                                ---------------------

Market price: .................         $0.004
Exercise price: ...............      $0.001-1.50
Term: .........................      0.75-7 years
Volatility: ...................          57%
Risk-free interest rate: ......         4.03%
Number of warrants: ...........       40,360,000

Embedded conversion features

                                At September 30, 2007
                                ---------------------

Market price: .................         $0.004
Conversion price: .............        $0.0002
Term: .........................     2.17 - 3 years
Volatility: ...................          57%
Risk-free interest rate: ......         4.03%
Maximum liability: ............       $2,080,000

The Company used the following methodology to value the embedded conversion features and liquidated damages:

The Company had 2,610,000 outstanding options issued to non-employees for which performance has not occurred at December 31, 2006. The fair value of such options will be recognized when performance has occurred, pursuant to EITF 00-19.

The aggregate fair value of the warrants and embedded conversion feature issued during the nine-month period ended September 30, 2007 and 2006 amounted to approximately $849,800 and $2.75 million at the date of their issuance of which approximately $849,800 and $607,000 has been recognized as debt discount.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 4 - DERIVATIVE LIABILITIES-CONTINUED

The aggregate fair value of the embedded conversion features reclassified from liability to equity contracts, pursuant to conversion of convertible promissory notes, amounted to approximately $26,000 during the nine-month period ended September 30, 2007. The aggregate fair value of the warrants, embedded conversion feature and liquidated damages issued or reclassified during the nine-month period ended September 30, 2006 amounted to approximately $2.75 million at the date of their issuance or reclassification, of which approximately $607,00 has been recognized as debt discount, $50,000 as deferred financing fees, and approximately $2.2 million as other expenses-derivative liability.

The decrease in fair value of the derivatives between their measurement date and September 30, 2007 and 2006, respectively, amounting to approximately $870,000 and $9.3 million, has been recognized as other income.

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE

Convertible promissory note and notes payable at September 30, 2007 consist of the following:

   o $110,000 convertible promissory note, bearing interest at 10% per annum, initially maturing on March 22, 2006. On June 28, 2006, the lender has agreed to amend the convertible promissory note as follows: 1) extended the maturity date, with principal, accrued interest and penalty aggregating $125,000 due on September 22, 2006. The convertible promissory note was further extended and is now due March 1, 2007. The lender no longer has the option to convert the promissory note into the Company's common shares. The Company owes $100,000 and $220 in principal and accrued interest and penalties, respectively, at September 30, 2007. The promissory note is unsecured. The note is currently in default.

   o $100,000 note payable, bearing no stated interest, with principal repayment of $150,000 initially due on February 15, 2006. The Company owes $90,000 under such note at September 30, 2007. The maturity of the note was extended twice and is now March 31, 2007. In consideration for the extensions, the Company issued in aggregate 35,000 warrants and 300,000 shares of its common stock. The warrants are exercisable at $1 per share and expire on April 2009. The note is unsecured. The note is currently in default.

   o $100,000 notes payable, bearing no stated interest, with principal repayment of $100,000 initially due on March 15, 2006 as well as 40,000 shares of the Company's common stock. The maturity of the notes was extended four times and is now August 1, 2007, with six equal installments from March 1 to August 1, 2007. In consideration for the extensions, the Company issued in aggregate 275,000 shares to the note holders. The Company owes $66,667 in principal at September 30, 2007, 2006. The notes are unsecured. The Company did not make its April 1, 2007 payment. The notes are currently in default.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE-CONTINUED

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

   o $1,500,000 convertible promissory notes, bearing interest at 6% due on August 29, 2009. This convertible promissory note is part of a $1,500,000 financing of its 6% Secured Convertible Notes and Common Stock Purchase Warrants to purchase 10,000,000 shares of common stock. At the initial closing $500,000 of notes were issued and paid for. In addition, $500,000 principal amount of notes were funded in December 2006, the date the Company filed its registration statement, and the remaining $500,000 principal amount of notes was funded in January 2007, at the date that the registration statement was declared effective with the Securities and Exchange Commission. The warrants were issued at the closing and are exercisable at $.40 per share, subject to adjustment, and expire on August 29, 2013. The amount owed under such notes amounted to $1,477,470 in principal and $77,642 in interest at September 30, 2007.

   o $280,000 convertible promissory notes, bearing interest at 6% due on May 31, 2010. This convertible promissory note is part of a $250,000 financing of its 6% Secured Convertible Notes and Common Stock Purchase Warrants to purchase 10,000,000 shares of common stock. At the initial closing $500,000 of notes were issued and paid for. In addition, $500,000 principal amount of notes were funded in December 2006, the date the Company filed its registration statement, and the remaining $500,000 principal amount of notes was funded in January 2007, at the date that the registration statement was declared effective with the Securities and Exchange Commission. The warrants were issued at the closing and are exercisable at $.40 per share, subject to adjustment, and expire on August 29, 2013. The amount owed under such notes amounted to $280,000 in principal and $4,550 in interest at September 30, 2007.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND NOTES PAYABLE-CONTINUED

   o $300,000 promissory notes, bearing interest at 6% due on September 30, 2010. This convertible promissory note is part of a $250,000 financing of its 6% Secured Convertible Notes and Common Stock Purchase Warrants to purchase 10,000,000 shares of common stock. At the initial closing $500,000 of notes were issued and paid for. In addition, $500,000 principal amount of notes were funded in December 2006, the date the Company filed its registration statement, and the remaining $500,000 principal amount of notes was funded in January 2007, at the date that the registration statement was declared effective with the Securities and Exchange Commission. The warrants were issued at the closing and are exercisable at $.40 per share, subject to adjustment, and expire on September 2014. The amount owed under such notes amounted to $300,000 in principal and $783 in interest at September 30, 2007.

   o $20,000 promissory note, bearing interest from December 1, 2007 to the date the note has been repaid in full in the form of 250,000 shares of common stock, due on September 1, 2008.

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

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

The Company has not yet registered the shares underlying the $280,000 convertible promissory notes. The Company is unable to register such shares because of limitations on the number of shares held by affiliates it can register. The convertible promissory note holders are aware of this limitation and have worked with the Company to register the shares underlying the $280,000 convertible promissory notes as soon as practicable.

The Company generated gross proceeds of $1,380,000 and $142,000 pursuant to the issuance of convertible promissory notes during the nine-month period ended September 30, 2007 and 2006, respectively.

The Company issued 4,550,000 shares of common stock to holders of the convertible promissory notes pursuant to notices of conversion of $22,530 in principal during the nine-month period ended September 30, 2007.

Certain of the aforementioned notes are in default. Management is negotiating with the appropriate note holders to either satisfy or extend the maturity of the notes. Management cannot determine whether it will be successful in extending the maturity of such notes.

On May 15, 2007 the Company received a notice entitled Notice of Default in Payment from a lender related to a $50,000 principal amount unsecured promissory note. The Company originally borrowed the funds in February 2006 and delivered a promissory note. As extended, the obligation was due upon the Companies receipt of the third tranche of proceeds from the sale of the initial callable 6% secured convertible notes. The notice received on May 15, 2007 specified that the Company had until May 23, 2007 to satisfy the obligation. The Company did not satisfy the obligation by the date specified in the Notice of Default in Payment, and, accordingly, the note remains in default.

The fair value of certain warrants and embedded conversion features issued and outstanding at September 30, 2007 and 2006 has been accounted as derivative liabilities. A debt discount of approximately $849,800 and $507,000 has been recognized pursuant to the issuance of the warrants and embedded conversion features during the nine-month period ended September 30, 2007 and 2006, respectively. The debt discount is amortized using the effective interest method and amounted to approximately $377,000 and $143,000 during the nine-month period ended September 30, 2007 and 2006, respectively.

The Company issued 194,494 and 1,524,934 shares of common stock in connection with certain notes payable during the nine-month period ended September 30, 2007 and 2006, respectively. The fair value of such shares amounted to $8,000 and $208,000 during the nine-month period ended September 30, 2007 and 2006, respectively.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 6 - STOCKHOLDERS' DEFICIT

Interest expense, including the amortization of debt discount, amounted to approximately $343,000 and $456,000 during the nine-month period ended September 30, 2007 and 2006, respectively.

Warrants

Pursuant to the $50,000 promissory note issued in February 2006, the Company issued 30,000 warrants during fiscal 2006. The exercise price of the warrants amounts to $1.50 per share. Such warrants expire in March 2009.

Pursuant to the convertible promissory note issued in May 2007 and September 2007, the Company issued 20,000,000 warrants during the nine-month period ended September 30, 2007. The exercise price of the warrants amounts to $0.40 per share. Such warrants expire in May 2014

The fair value of all warrants issued during the nine-month period ended September 30, 2007 and 2006 has been recorded as derivative liabilities at their date of issuance. On June 28, 2006, the Company reclassified the warrants as equity contracts and recorded their fair value at that date as additional paid-in capital. During August 2006, in connection with the issuance of the August Convertible Promissory Notes, the Company reclassified the outstanding warrants as liability contracts and recorded their fair value at that date as other expenses.

Common Stock

The Company issued 194,494 and 1,524,934 shares of common stock in connection with certain notes payable during the nine-month period ended September 30, 2007 and 2006, respectively. The fair value of such shares amounted to $8,000 and $208,000 during the nine-month period ended September 30, 2007 and 2006, respectively.

The Company issued shares for one-year term services during fiscal 2006. The aggregate fair value of such shares amounted to approximately $877,000 and is amortized over the term of the contracts. The Company recognized amortization of deferred compensation in connection with such services of approximately $547,000 during the nine-month period ended September 30, 2007.

The Company issued 2 million shares of its common stock to an investor relations firm during the nine-month period ended September 30, 2007. The aggregate fair value of such shares amounted to approximately $19,000 and is included in selling, general, and administrative expenses.

The Company issued 2,000,000 shares of its common stock to an individual for services as chief technology officer during the nine-month period ended September 30, 2007. The fair value of the shares issued amounted to approximately $19,000 and is included in selling, general, and administrative expenses.

The Company issued 2,911,364 shares of common stock pursuant to the exercise of 3,050,000 cashless warrants.

                  TRADEQUEST INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

NOTE 8 - COMMITMENTS

During September 2007, the Company entered into a sublease agreement whereas it is subleasing 5,950 square feet commencing on October 1, 2007 through July 31, 2009 in equal monthly installments of $13,883 from October 1, 2007 to July 31, 2008, and $14,379 monthly thereafter.

NOTE 9 - SUBSEQUENT EVENTS

The Company issued 4,700,000 shares of common stock pursuant to the conversion of convertible promissory notes of approximately $9,000 between October 1, 2007 and November 5, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Our business model is to provide full service, turnkey IP-based communication solutions to strategic partners that deliver VoIP service to their customers. Our branded turnkey IP-based communication solutions provide a partner with the equipment, software, and support necessary to market a custom tailored VoIP service. We are targeting partners that include equipment manufacturers, technology integrators, cellular vendors, cable companies that do not want to undertake the financial burden of creating an IP-based telecommunication infrastructure, computer firms, Internet cafes, call centers as well as wholesale relationships with communications providers, aggregators and resellers, ISPs and other broadband and service providers. Our marketing concentration is in the Caribbean, Central and South America. We targeted these geographic areas as we believe these areas are starting to embrace broadband and, as a result of government regulations of telecommunications providers, are generally insulated from the intense competition of the U.S. communications market.

         Our business model provides that we will generate revenues from negotiated price points with each partner. These price points will be determined based upon the individual dynamics of the partner's abilities, geographic markets, anticipated monthly per minute usage and their overall acceptance of our proposed and/or negotiated price plan. Some of the sources of revenue are activation fees, access fees and per minute usage charges. Both access fees and per minute charges will represent recurring revenues as opposed to a one time sale of activation fees. In either case, partners are engaged on a pre-pay basis and accounts will be settled in U.S. currency.

         We began marketing our service on a test basis during the third quarter of fiscal 2005 and to date have generated minimal revenues. We began generating recurring revenues during the second quarter of fiscal 2007, however our cost of revenues continues to result in a gross loss on our sales. Our initial partner companies, are either licensed or authorized, depending on their local laws to sell VoIP services in their respective countries. While we believe that our turnkey solutions will be well received by potential partners, we do not have the resources to undertake a broad marketing campaign in an effort to secure partners in our target markets. The network of personal relationships of our management is integral to our marketing efforts and we primarily rely on those relationships in our efforts to build our distributor network.

         In addition to securing partners and generating recurring revenues, another significant challenge facing our company is our need for additional working capital. We do not generate sufficient revenue to fund our operations and have relied on short-term borrowings to provide working capital. The terms of some of these notes require significant cash premiums at repayment, as well as significant equity issuances. While the net proceeds from the sale of the callable 6% secured convertible notes during fiscal 2006 and fiscal 2007 provided us with capital to begin establishing our partner network, upgrading certain of our services and for sales, general, and administrative expenses until the end of fiscal 2007, in addition to obligations under those notes we have approximately $494,000 outstanding under short-term promissory notes which are in default and another related party note in the principal amount of $200,000 together with a premium of $200,000 which was due September 1, 2007. We do not have sufficient funds to satisfy these obligations and the terms of the callable 6% secured convertible notes prohibited us from using the proceeds of those notes to pay these loans. The terms of the callable 6% secured convertible notes also restrict our ability to raise capital. While we are attempting to restructure some of these obligations and we believe that our operations will begin to generate meaningful revenues during fiscal 2008, so long as these short-term notes remain outstanding, one of which is secured by our assets and is presently past due, our ability to continue our operations is in jeopardy.

RESULTS OF OPERATIONS

                                                For the
                                       nine-month period ended
                                     ----------------------------      Variation        Variation
                                     September 30,   September 30,   2007 vs 2006     2007 vs 2006
                                         2007            2006              $                %
                                     ------------    ------------    ------------     ------------
                                      (Unaudited)     (Unaudited)
Revenues .........................   $     86,191    $     24,337    $     61,854          254%

Cost of revenues .................        115,285          40,975          74,310          181%
                                     ------------    ------------    ------------     ------------

Gross loss .......................        (29,094)        (16,638)        (12,456)          75%

Operating expenses:
Sales, general, and administrative
 expenses ........................      1,493,923         592,432         901,491          152%
Sales, general, and administrative
 expenses-related party ..........              -          43,100         (43,100)          NM
                                     ------------    ------------    ------------     ------------
                                        1,493,923         635,532         858,391          135%

Net operating loss ...............     (1,523,017)       (652,170)        870,847          134%

Other income-derivatives .........        869,881       9,329,695       8,459,814           91%
Other expense-derivatives ........              -      (2,202,750)     (2,202,750)          NM
Interest expense-related party ...        (41,000)        (21,000)         20,000           95%
Interest expense .................       (543,519)       (456,442)         87,077           19%
                                     ------------    ------------    ------------     ------------

Net income .......................   $ (1,237,655)   $  5,997,333    $  7,234,988         -121%
                                     ============    ============    ============     ============

NM:  Not meaningful

REVENUES

         We have generated minimal revenues since inception. For the nine months ended September 30, 2007 we generated revenues from the sales of products, which represented the sale of phone equipment to distributors, and from providing VoIP and related IP services. Since we began marketing our service through the end of fiscal 2006, our revenues were related to charges to potential partners who were testing our services. Beginning in the second quarter of fiscal 2007 we began generating recurring revenues from our first significant distributor While our revenues have increased in each fiscal period during the nine months ended September 30, 2007, and we reasonably believe our revenues will continue to increase in future periods, we are unable at this time to reasonably quantify the amount of any future product or service revenues.

COST OF REVENUES

         Our cost of revenues represented the variable costs of network carriers through which we provide our VoIP communications services which is based upon the actual number of minutes used in the period, as well as the cost of phone equipment sold to distributors. Our cost of revenues as a percentage of revenues from product sales was approximately 88% for the nine months ended September 30, 2007 and our cost of revenues as a percentage of revenues from services was approximately 185%. We do anticipate that we will continue to incur additional fixed costs in providing our services in future periods but that any increase in cost of revenues will be commensurate with an increase in our revenues.

GROSS LOSS

         We reported a gross loss of $29,094 for the nine-months ended September 30, 2007 as compared to a gross loss of $16,638 for the comparable period in fiscal 2006. We anticipate that we will increase our gross profit margins in future periods as our revenues correspondingly increase although we are unable to quantify the amount of the increase at this time.

TOTAL OPERATING EXPENSES

         Sales, general and administrative

         Our sales, general, and administrative expenses consist of consultant fees incurred in connection with the sales and support of our VoIP services, consultant fees paid to our executive officers and directors as compensation, general overhead expenses and consultant fees incurred with third party providers. The increase in sales, general and administrative expenses during the nine-month period ended September 30, 2007 when compared to the prior period is primarily due to:

         o amortization of deferred compensation of $546,959 resulting from the issuance of shares to certain consultants, including an investor relations firm which is a related party. Such shares were primarily issued in the latter part of fiscal 2006 and were issued as consideration for services to be preformed for periods of up to one ear.

         o Increased in the cash compensation rate to consultants to market our services in Latin America.

         We treat all persons performing services for us as independent contractors and not employees and their compensation is recorded as a consulting fee. We anticipate that we will enter into employment agreements with our executive officers and other consultants presently providing services to us before the end of fiscal 2007 or in the first quarter of fiscal 2008. While we anticipate that the overall compensation we are paying these individuals will not increase substantially, the conversion of the status of the individuals from independent contractors to employees will result in an overall increase in our compensation expense in future periods. We anticipate our compensation expense will increase by approximately $10,000 per month during the next 12 months as a result of the hiring of these individuals as employees, absent any increases in their base compensation. Subject to the availability of sufficient working capital, we anticipate we will also hire additional personnel during the fiscal 2008 in areas such as sales and marketing and we anticipate that our sales, general and administrative expenses will increase in future periods as our business expands. We are unable at this time to quantify the amount of the increase as we cannot predict the timing of these new hires or the exact amount of compensation which will be paid to them.

         Sales, general and administrative - related party

         During fiscal 2006 we sub-leased our office space from a company affiliated with one of our stockholders and our sales, general and administrative - related party expense during the nine-months ended September 30, 2006 represents this rental expense. We terminated this arrangement in August 2006 and, accordingly, our sales, general and administrative - related party for the nine-month period ended September 30, 2007 reflects the termination of this agreement. We do not anticipate recognizing a rental expense to a related party in future periods.

OTHER INCOME (EXPENSES)

         Other income-derivatives

         Other income - derivatives includes the variation in the fair value of embedded conversion feature, freestanding warrants, and liquidated damages. During the nine-months ended September 30, 2007 we recognized other income of $869,881 which represents the change in the fair value of the derivate instruments between measurement dates, as compared to non-cash other income - derivatives of $9,329,695 during the nine-months ended September 30, 2006. The decrease in the fair value of the derivative liabilities is primarily due to a decrease in our stock price since January 1, 2007. See "The Effect of Derivative Liabilities on Our Financial Statements" appearing later in this section.

         Interest expense and interest expense-related party

         Interest expense and interest expense - related party represents interest incurred on various notes payable, including a $200,000 principal amount note payable due to an entity controlled by Mr. Vincent Landis, a member of our Board of Directors. The interest expense consists primarily of the amortization of debt discount as well as interest accrued, whether paid in cash or stock, pursuant to such notes payable. Interest expense - related party increased $20,000 for the nine-months ended September 30, 2007 from the comparable period in fiscal 2006 and interest expense, which relates to notes due non-affiliated third parties, increased $87,077 during the nine-months ended September 30, 2007 as compared to the nine-months ended September 30, 2006. This increase represents the amortization of debt discount on callable 6% secured convertible notes which was offset by a lower cost attributed to the shares issued as payment of interest on notes payable as a result of a lesser number of shares issued of common stock and lower fair market value of our common stock during the nine-month period ended September 30, 2007 when compared to the prior 2006 period.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2007 (unaudited) and December 31, 2006:

                                                                                          CHANGE
                                                        SEPTEMBER 30,   DECEMBER 31,   (2007 V 2006)
                                                             2007           2006             $            %
                                                        -------------   ------------   -------------   -------
                                                         (UNAUDITED)
Working capital (deficit) ............................    (2,581,708)    (2,616,139)        34,431      -1.32%
Cash .................................................       168,825        171,964         (3,139)     -1.83%
Accounts receivable ..................................         3,886              -          3,886          NM
Other current assets .................................         9,689              -          9,689          NM
Property and equipment, net ..........................        11,878         17,513         (5,635)    -32.18%
Deferred financing fees, net .........................       261,078        181,986         79,092      43.46%
Security deposits ....................................        56,493         16,600         39,893     240.32%
Total assets .........................................       511,849        388,063        123,786      31.90%

Accounts payable and accrued expenses ................       243,450         93,585        149,865     160.14%
Deferred revenues ....................................        28,752         20,466          8,286      40.49%
Derivative liabilities ...............................     1,470,527      1,521,667        (51,140)     -3.36%
Due to related party .................................       118,350        118,350              -          NM
Note payable to related party and accrued interest ...       408,667        410,567         (1,900)          *
Convertible promissory notes and accrued interest, net             -         83,248        (83,248)         NM
Notes payable and accrued interest ...................       494,362        540,220        (45,858)     -8.49%
Total current liabilities ............................     2,764,108      2,788,103        (23,995)          *
Total liabilities ....................................     3,502,455      2,788,103        714,352      25.62%

* represents less than 1%

         At September 30, 2007 our working capital deficit was $2,581,708. Our total assets at September 30, 2007 increased by $123,786, or approximately 26%, from December 31, 2006. This increase is attributable to increases in other current assets, which represents deferred financing fees relate to our callable 6% secured convertible notes, deposits in connection with the lease for new office space, and security deposits we paid to network carriers.

         Our total liabilities at September 30, 2007 increased approximately 26% from December 31, 2006, which is primarily related to increased borrowings, net of debt discount which was partially offset by a decrease in derivative liabilities. Other changes in our total liabilities from period to period included an increase in accounts payable and accrued expenses and an increases in deferred revenues and notes payable and accrued interest. Deferred revenues represent prepayments from resellers of our services which we apply against the usage fees as incurred. In addition, at September 30, 2007 our balance sheet reflects convertible promissory notes and accrued interest, net of discount of $2,140,444, of $1,402,097. This aggregate amount, including the discount, represents the amounts due under the callable 6% secured convertible notes described below.

         Note payable to related party and accrued interest at each of September 30, 2007 and December 31, 2006 is an amount due an entity wholly-owned by Mr. Vincent Landis, a member of our Board of Directors. During June 2005, we issued a note payable to Arlington Investment Group, Inc. for $200,000. We used the funds for working capital. During March 2007 the due date of the note was extended from March 1, 2007 to September 1, 2007 in consideration of a $20,000 extension fee. The note bears interest at 14% per annum and accrued interest, together with a cash premium payment of $200,000, are due at maturity. We recognized $41,000 of interest expense in connection with this note during the nine-months ended September 30, 2007.

         At September 30, 2007, our cash amounted to approximately $169,000 and our working deficit amounted to approximately $2.6 million.

         During the nine-month period ended September 30, 2007, we used cash in our operating activities amounting to approximately $905,000. Our cash used in operating activities was comprised of our net loss of approximately $1.2 million adjusted for the following:

         o  Fair value of derivative liabilities of approximately $870,000;

         o  Amortization of debt discount of approximately $377,000;

         o  Amortization of deferred compensation of approximately $547,000;

         o  Amortization of deferred financing costs of approximately $77,000;
            and

         o  Fair value of shares issued for compensation of approximately
            $39,000;

         Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

         o  Increase in security deposits of approximately $40,000;

         o Increase in accounts payable and accrued expenses of approximately $122,000; and

         o Increase in accrued interest and premiums on promissory notes of approximately $71,000;

         During the nine-month period ended September 30, 2006, we used cash in operating activities amounting to approximately $531,000. Our cash used in operating activities was comprised of our net loss of approximately $6 million adjusted for the following:

         o  Fair value of derivative liabilities of approximately $9,330,000;

         o  Amortization of debt discount of approximately $143,000;

         o  Amortization of deferred compensation of approximately $109,000;

         o Fair value of derivative liabilities at date of issuance, in excess of debt discount of approximately $2,203,,000; and

         o Fair value of shares issued in satisfaction of interest on note payable of approximately $208,000;

         Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

         o  Decrease in other current assets of approximately $43,000; and

         o Increase in accrued interest and premiums on promissory notes of approximately $66,000;

         During the nine-month period ended September 30, 2007, we generated cash from financing activities of approximately $905,000, which primarily consisted of the proceeds from issuance of convertible promissory notes of $1.1 million, offset by the payment of deferred financing costs of approximately $130,000 and the principal repayments of promissory notes of approximately $67,000.

         During the nine-month period ended September 30, 2006, we generated cash from financing activities of $709,000, which primarily consisted of proceeds from issuance of convertible promissory notes of $575,000 and the proceeds from the issuance of promissory notes of $310,000, offset by the payment of deferred financing costs of $105,000 and the principal repayments of promissory notes of $60,000.

         We have generated minimal revenues since inception and the revenues we have generated have resulted in a gross loss. Our revenues are not sufficient to pay our operating expenses and we have relied upon short-term borrowings to provide funds for working capital. We have an aggregate of approximately $907,000 owed under short term notes, all of which are presently in default. Some of these outstanding notes include terms which either require principal repayments in excess of the original amount lent, as well as shares of our common stock upon maturity. In addition during fiscal 2006 and the nine months ended September 30, 2007 we have issued and sold an aggregate of $2,080,000 principal amount of 6% secured convertible notes which are due between May 2009 and September 2010. These notes are secured by all of our assets. While these notes are convertible into shares of our common stock at a discount to market, our ability to register all of the shares of common stock issuable upon the conversion of the notes is limited under Federal securities laws. In addition, even if we were able to register a sufficient number of shares of our common stock to provide for the conversion of these notes, the callable 6% secured convertible notes are not convertible to the extent that the number of shares of our common stock beneficially owned by the holder and the number of shares of our common stock issuable upon the conversion of the notes would result in the beneficial ownership by holder or its affiliates of more than 4.99% of our then outstanding common stock.

         On May 15, 2007 we received a notice entitled Notice of Default in Payment from a lender related to a $50,000 principal amount unsecured promissory note. We originally borrowed the funds in February 2006 and delivered a promissory note. As extended, the obligation was due upon our receipt of the third tranche of proceeds from the sale of the initial callable 6% secured convertible notes. The notice received on May 15, 2007 specified that we had until May 23, 2007 to satisfy the obligation. We did not satisfy the obligation by the date specified in the Notice of Default in Payment and, accordingly, the note remains in default.

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

         In connection with our annual report for our fiscal year ending December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls as we do not have the expertise to conduct the necessary evaluation. received proposals from several consultants to provide these services to us, our ability to engage such a consulting firm is dependent upon our receipt of additional working capital to pay the related consulting fees. We are unable at this time to predict when we will be able to engage the consulting firm to assist our company in developing the necessary documentation and testing procedures required to comply with out obligations under Section 404 of the Sarbanes-Oxley Act of 2002. This assessment is required to be furnished as part of our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. If we were unable to include this assessment in our annual report, our report would not be considered complete and we would not be considered current in our filings with the SEC. In such an event, our common stock would be removed from quotation on the OTC Bulletin Board.

         Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. In addition to funds necessary to fund our recurring operating expenses, fund our compliance with the phase in of Section 404 of the Sarbanes-Oxley Act of 2002 as it relates to small business issuers and satisfy our obligations, we will require significant additional capital to continue to implement our business model. Our future capital requirements depend primarily on the rate at which we can increase our revenues, sell our services at a gross profit and thereby decrease our use of cash to fund operations.

         We require the consent of the holders of the 6% callable secured notes to the terms of any financings we wish to enter into. While we are actively seeking to raise additional capital, we do not presently have any commitments for additional capital and there are no assurances that we will be successful in raising working capital given the early stage of our operations and the terms of the callable 6% secured convertible notes. There are no assurances that we will have sufficient funds to pay our operating expenses and our obligations as they become due, fund compliance with Section 404 of the Sarbanes-Oxley Act of 2002 or continue to implement our business model for the next 12 months. If we are unable to raise additional capital, we may be unable to continue our operations and our stockholders could lose their entire investment in our company.

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

         The application of EITF Issue No. 00-19 on our financial statements for the nine-months ended September 30, 2007 and 2006 resulted in other income to us of $869,881 and $9,329,695, respectively. While this income item is non-cash, the application of the accounting standard has a significant impact on our consolidated statement of operations for the periods and, in both periods, served to offset our operating losses. In addition, at September 30, 2007 our balance sheet reflected a current liability of $1,396,049 related to the derivative liability which represents a non-cash liability. Both of these non-cash items are tied to the market value of our common stock and, if the price declines, we could be required to report a non-cash expense associated with the derivative liability in future periods and the carrying value of the liability could increase. While we cannot predict the impact of this accounting standard on our financial statement in future periods as the income/expense calculation is based upon a current market value of our common stock, it is likely that it will have similar impacts on our financial statement in future periods.

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

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

         As of the evaluation date, our CEO who also serves as our principal financial and accounting officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our CEO is not a financial or accounting professional, and we do not have any other employees, including a chief financial officer, comptroller or similarly titled senior financial officer, or any of the accounting staff who is sufficiently trained in the application of generally accepted accounting principles. As a result of our limited financial resources, we do not anticipate that we will be in a position to engage such properly trained professional accounting personnel or a senior financial officer in the foreseeable future. Until we are able to engage a qualified financial officer, and/or properly trained accounting staff, we may continue to experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During August 2007, we issued 2,000,000 shares of our common valued at $19,000 loan individual as partial compensation for his consulting services to our company pursuant to the terms of a letter agreement described below in Item
5. Other Information. The recipient was an accredited or otherwise sophisticated investor who had access to applicable information concerning our company and could afford to bear the economic risk of the transaction. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         In April 2007 we engaged a consultant to provide us with consulting services similar to those which would be provided by a chief technology officer for a period of 120 days under the terms of a letter agreement. We agreed to pay the consultant a monthly fee beginning at from $7,000 and increasing to $10,000 following his employment by our company, together with an amount equal to 10% of our net revenues from all new business he originated. The amount of the consultant's compensation is net of all taxes which we are obligated to pay. We also agreed to issue the consultant 2,000,000 shares of our common stock upon his employment with our company and options to purchase an additional 1,000,000 shares after six months and one year.

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

                                  Tradequest International, Inc.
                                  By: /s/Luis Alvarez
                                      ---------------
November 14, 2007                 Luis Alvarez, CEO, principal executive officer
                                  and principal accounting officer